Form 10-Q
period 1995-03-31
HALLADOR PETROLEUM CO
filed 1995-05-12
CIK 788965

United States
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549


                           FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995

                              OR

[ ] TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 0-14731

                   HALLADOR PETROLEUM COMPANY

  (Exact name of small business issuer as specified in its charter)

           COLORADO                                 84-1014610
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                  Identification No.)

1660 Lincoln St., Suite 2700, Denver, Colorado          80264
(Address of principal executive offices)             (Zip Code)

         303-839-5504                           FAX 303-832-3013
(Issuer's telephone number, including area code)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [x]  No [ ]
As of May 12, 1995 7,661,264 shares of the issuer's common stock were outstanding.


     This report contains 11 pages.  There are no exhibits.

                   HALLADOR PETROLEUM COMPANY

                         FORM 10-QSB

                            INDEX


                                                              Page
PART I.   Financial Information:                               No.

          Consolidated Balance Sheet - March 31, 1995
            and December 31, 1994............................   3

          Consolidated Statement of Operations - three months
            ended March 31, 1995 and 1994....................   5

          Consolidated Statement of Cash Flows - three months
            ended March 31, 1995 and 1994....................   6

          Notes to Financial Statements......................   7

          Management's Discussion and Analysis or Plan of
            Operation........................................   8

PART II.  Other Information:

          Legal Proceedings..................................  11

          Exhibits and Reports on Form 8-K...................  11

          Signature..........................................  11

PART I.  FINANCIAL INFORMATION:

                   HALLADOR PETROLEUM COMPANY

                   Consolidated Balance Sheet
                         (in thousands)

                             ASSETS

                                     March 31,     December 31,
                                       1995           1994*
                                   -------------   ------------
                                    (unaudited)
Current assets:
  Cash and cash equivalents           $     637      $    438
  Accounts receivable-
    Oil and gas sales                       409           504
    Well operations                         271           251
                                       --------       -------
         Total current assets             1,317         1,193
                                       --------       -------

Oil and gas properties (full cost
  accounting), at cost:
    Evaluated properties                 39,385        39,352
    Less - accumulated depreciation,
      depletion, amortization           (31,310)      (31,154)
                                       --------      --------
                                          8,075         8,198
                                       --------      --------

Other assets                                156           156
                                       --------      --------

                                      $   9,548     $   9,547
                                       ========      ========

*Derived from the Form 10-KSB.





                     See accompanying notes.

                     HALLADOR PETROLEUM COMPANY
                     Consolidated Balance Sheet
                  (in thousands, except share data)
                 LIABILITIES AND STOCKHOLDERS' DEFICIT

                                      March 31,      December 31,
                                        1995            1994*
                                     -----------     -----------
                                     (unaudited)
Current liabilities:
  Accounts payable and
    accrued liabilities               $     285      $     262
  Oil and gas sales payable                 167            114
  Convertible debt to related
    parties including accrued
    interest of $230 and $154             5,191          5,115
  Debt with recourse only to
    the South Cuyama Field                  803            826
                                        -------        -------
         Total current liabilities        6,446          6,317
                                        -------        -------

Debt with recourse only to the
  South Cuyama Field                      6,383          6,497
                                        -------        -------
Key Employee Bonus Plan                     108            102
                                        -------        -------

Other                                        65             65
                                        -------        -------
Stockholders' deficit:
  Common stock, $.01 par value;
    100,000,000 shares authorized;
    7,661,264 shares issued                  77             77
  Preferred stock, $.10 par value;
    10,000,000 shares authorized;
    no shares issued
Additional paid-in capital                9,995          9,995
Accumulated deficit                     (13,526)       (13,506)
                                        -------        -------
                                         (3,454)        (3,434)
                                        -------        -------

                                       $  9,548       $  9,547
                                        =======        =======


*Derived from the Form 10-KSB.


                      See accompanying notes.

                     HALLADOR PETROLEUM COMPANY
                Consolidated Statement of Operations
              (in thousands, except per share amounts)
                              (unaudited)

                                         Three months ended
                                              March 31,
                                         ------------------
                                           1995      1994
                                         --------  --------
Revenue:
  Oil                                    $    884  $    695
  Gas                                         150       309
  NGLs                                        140       135
  Interest and other                            8         5
                                          -------   -------
                                            1,182     1,144
                                          -------   -------
Costs and expenses:
  Lease operating                             721       658
  Depreciation, depletion and
    amortization                              156       169
  General and administrative                   88        96
  Interest                                    237       251
                                          -------   -------
                                            1,202     1,174
                                          -------   -------

Net (loss)                               $    (20) $    (30)
                                          =======   =======
Net (loss) per share                     $ (.0026) $ (.0046)
                                          =======   =======
Weighted average shares outstanding         7,661     6,488
                                          =======   =======

                      See accompanying notes.

                     HALLADOR PETROLEUM COMPANY
               Consolidated Statement Of Cash Flows
                           (in thousands)
                             (unaudited)

                                          Three months ended
                                               March 31,
                                           1995        1994
                                        ----------  ---------
Cash flows from
  operating activities                   $    369    $     94
                                          -------     -------

Cash flows from investing activities:
  Additions oil and gas properties            (33)        (93)
                                          -------     -------
Cash flows from financing activities:
  Repayments of debt                         (137)       (115)
                                          -------     -------
Net increase (decrease) in cash and
  cash equivalents                            199        (114)

Cash and cash equivalents,
  beginning of period                         438         369
                                          -------     -------
Cash and cash equivalents,
  end of period                          $    637    $    255
                                          =======     =======









                      See accompanying notes.

                     HALLADOR PETROLEUM COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                            (unaudited)


1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.
The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's December 31, 1994 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

2. As previously reported in 1992, the Company was named a defendant in an action styled Kenneth Eugene Hahn, et al. v. Love Process Engineering, Inc., et al (Case Number SM074020) filed in the Santa Barbara Superior Court, North County Santa Maria Branch, Santa Maria, California. This matter has been settled with no material monetary affect to the Company.

                   HALLADOR PETROLEUM COMPANY
    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

     Convertible Debt to Related Parties
     -----------------------------------
     During third quarter 1992, the Company reached an agreement to restructure the debt with its majority shareholder, the Robert C. Hardie family, and other investors in the original bridge loan.
The Company exchanged debt due September 30, 1992, bearing interest at 9%, for new convertible notes totalling $4,982,000 (including capitalized interest of $237,000) due September 30, 1994, bearing interest at 6% and subsequently extended until December 16, 1994. The new notes are collateralized (second to TCW, see below) by the Company's interest in its California property and are convertible into company common stock at a price of $.20 per share, which approximated fair market value at the time of the agreement. Interest is payable, at the option of the Company, either in cash or in common stock using a fixed price of $.20 per share. In addition, the Company issued to the noteholders four-year warrants to purchase 5,000,000 shares of common stock at an exercise price of $.25 in exchange for outstanding warrants to purchase 3,400,000 shares at various prices ranging from $.22 to $1.08. Approximately 26,000,000 new common shares would be issued assuming total conversion of the bridge loan plus interest through May 12, 1995.

     As the debt is currently due, substantial doubt exists regarding the Company's ability to continue as a going concern if the debt is not restructured. Management believes the debt will be extended or restructured within the next six months.

     TCW Debt
     --------
     The South Cuyama Field (the "Field"), the Company's primary asset which accounts for approximately 92% of the Company's revenue and 96% of reserves, is pledged by non-recourse debt to Trust Company of the West (TCW). The Company owns 92% of Santa Barbara Partners (SBP), an Oklahoma general partnership, which in turn owns an 84% working interest (69% net revenue interest) in the Field subject to an 18% net profits interest. Eighty-five percent of SBP's cash flow from the property is used to service the TCW debt. Interest at 9%is paid monthly. The other 15% of SBP's cash flow from the Field is distributed to SBP's partners.

RESULTS OF OPERATIONS

     Revenue increased slightly due primarily to higher prices for oil and NGLs offset by declining gas production and declining gas prices. As reported in the Company's 1994 Form 10-KSB, gas reserves were reduced by approximately 40%. Currently, gas production is less than expected and it is possible that a further gas reserve reduction in the 10% range would be required sometime during the remainder of 1995. Average product prices and volumes are set forth in the following table:

                        1995                         1994
             Sales Volume Average Price Sales Volume Average Price
             ------------ ------------- ------------ -------------
Oil - barrels    56,505       $15.64         60,075       $11.56
Gas - MCF       102,271         1.46        150,860         2.05
NGLs- barrels    11,270        12.43         12,900        10.43


     Lease operating expenses increased due to fractionation costs of approximately $50,000 for two wells during the quarter and severe weather conditions requiring electrical repairs. The Company is accounting for fractionation costs similar to well workover expense as opposed to capitalizing such fractionation costs.

OUTLOOK FOR REMAINDER OF 1995
     Fractionation Project
     ---------------------
     The Company initiated a study to fractionate(frac) certain wells in the Field as reported in the 1994 Form 10-KSB. Through May 12, 1995 five wells have been fractionated. Although the results from the first frac job were encouraging; the results from the additional four frac jobs have not been as encouraging. Consequently, the Company is evaluating their results before making decisions regarding future fractionations.

     Hedging
     -------
     Currently, California oil prices are in line with gravity adjusted West Texas Intermediate oil prices. Therefore, management is investigating if hedging strategies would prove beneficial to the Company. As of May 12, 1995, the Company is receiving $17.35 per barrel for its California production as compared to an average price of $15.62 during the first quarter of 1995.

      Currently, the Company is receiving approximately $1.20/MCF for its California production which is less than the average price received of $1.46 during the first quarter 1995. Management does not plan to implement any hedging strategies for its gas production.

     Liquidity and Capital Resources
     -------------------------------
     Cash from operations is expected to enable the Company to meet its obligations as they become due through 1995 other than the debt to related parties discussed above. Because of the uncertainty surrounding the restructuring of the related party debt, substantial doubt exists regarding the Company's ability to continue as a going concern. Management believes the debt will be extended or restructured within the next six months.

     Cash from operations is expected to fund the fractionation project.

     Results of Operations
     ---------------------
     Assuming product prices do not decline, a small loss is expected for the second quarter due to the costs incurred for the fractionation of three wells during the second quarter. As stated earlier, the Company is evaluating the status of the fractionation project; if additional frac jobs are incurred during the second quarter, the result would be a larger loss for the quarter. The outcome for the remaining six months of 1995 will also depend on the fractionation project and future product prices. If, as discussed earlier, the gas reserves are reduced, DD&A expense would increase.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

     As previously reported in 1992, the Company was named a defendant in an action styled Kenneth Eugene Hahn, et al. v. Love Process Engineering, Inc., et al (Case Number SM074020) filed in the Santa Barbara Superior Court, North County Santa Maria Branch, Santa Maria, California. This matter has been settled with no material monetary affect to the Company.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1995.

     There are no exhibits to this report.




                           SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            HALLADOR PETROLEUM COMPANY

(REGISTRANT)                HALLADOR PETROLEUM COMPANY
BY (SIGNATURE)              \S\ Victor P. Stabio
(NAME AND TITLE)             Victor P. Stabio, Chief Executive
                             Officer and
                             Chief Financial Officer
                             Signing on behalf of the
                             registrant and as principal
                             financial and accounting officer.
(DATE)                       May 12, 1995