Form 10QSB
period 1995-06-30
HALLADOR PETROLEUM CO
filed 1995-08-14
CIK 788965

United States
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549


                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 11, 1995 7,661,264 shares of the issuer's common stock were outstanding.


        This report contains 12 pages.  Exhibits listed on page 11.

                        HALLADOR PETROLEUM COMPANY

                                FORM 10-QSB

                                   INDEX


                                                              Page
PART I.   Financial Information:                               No.
          Consolidated Balance Sheet - June 30, 1995
            and December 31, 1994............................   3

          Consolidated Statement of Operations - three and
            six months ended June 30, 1995 and 1994..........   5
          Consolidated Statement of Cash Flows - six months
            ended June 30, 1995 and 1994.....................   6

          Notes to Financial Statements......................   7

          Management's Discussion and Analysis or Plan of
            Operation........................................   8

PART II.  Other Information:

          Legal Proceedings..................................  11

          Exhibits and Reports on Form 8-K...................  11

          Signature..........................................  11

PART I.  Financial Information:


                        HALLADOR PETROLEUM COMPANY
                        Consolidated Balance Sheet
                              (in thousands)

                                  ASSETS


                                     June 30,     December 31,
                                       1995          1994 *
                                    -----------   ------------
                                    (unaudited)

Current assets:
  Cash and cash equivalents           $     632     $     438
  Accounts receivable-
    Oil and gas sales                       436           504
    Well operations                         319           251
  Properties sold in July                   367
                                       --------      --------
         Total current assets             1,754         1,193
                                       --------      --------

Oil and gas properties (full cost
  accounting), at cost:
    Evaluated properties                 39,039        39,352
    Less - accumulated depreciation,
      depletion, amortization           (31,475)      (31,154)
                                       --------      --------
                                          7,564         8,198
                                       --------      --------
Other assets                                156           156
                                       --------      --------
                                      $   9,474     $   9,547
                                       --------      --------
                                       --------      --------

*Derived from the Form 10-KSB.

                          See accompanying notes.

                         HALLADOR PETROLEUM COMPANY
                         Consolidated Balance Sheet
                     (in thousands, except share data)


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

                                      June 30,     December 31,
                                        1995          1994*
                                    -----------    ------------
                                    (unaudited)

Current liabilities:
  Accounts payable and
    accrued liabilities               $     286     $      262
  Oil and gas sales payable                 172            114
  Convertible debt to related
    parties including accrued
    interest of $154                                     5,115
  Debt with recourse only to
    the South Cuyama Field                  962            826
                                       --------      ---------
         Total current liabilities        1,420          6,317
                                       --------      ---------

Convertible debt to related
  parties including accrued
  interest of $297                        5,230
                                       --------
Debt with recourse only to the
  South Cuyama Field                      6,136          6,497
                                       --------      ---------
Key Employee Bonus Plan                     114            102
                                       --------      ---------
Other                                        65             65
                                       --------      ---------
Stockholders' deficit:
  Common stock, $.01 par value;
    100,000,000 shares authorized;
    7,661,264 shares issued                  77             77
  Preferred stock, $.10 par value;
    10,000,000 shares authorized;
    no shares issued
Additional paid-in capital                9,995          9,995
Accumulated deficit                     (13,563)       (13,506)
                                       --------      ---------
                                         (3,491)        (3,434)
                                       --------      ---------
                                      $   9,474     $    9,547
                                       --------      ---------
                                       --------      ---------

*Derived from the Form 10-KSB.


                          See accompanying notes.

                        HALLADOR PETROLEUM COMPANY
                   Consolidated Statement of Operations
                             (in thousands)
                              (unaudited)

                              Six months ended   Three months ended
                                  June 30,            June 30,
                               1995      1994      1995      1994
                             ________   _______  ________  ________
Revenue:
  Oil                        $ 1,875   $ 1,575   $   991   $   880
  Gas                            279       559       129       250
  NGLs                           258       241       118       106
  Interest and other              18         9        10         4
                             -------   -------   -------   -------
                               2,430     2,384     1,248     1,240
                             -------   -------   -------   -------

Costs and expenses:
  Lease operating              1,507     1,328       786       671
  Depreciation,
    depletion and
    amortization                 321       332       165       163
  General and
    administrative               189       236       101       139
  Interest                       470       502       233       251
                             -------   -------   -------   -------
                               2,487     2,398     1,285     1,224
                             -------   -------   -------   -------
Net income (loss)           $    (57) $    (14) $    (37) $     16
                             -------   -------   -------   -------
                             -------   -------   -------   -------
Per share amounts
  are not meaningful

Weighted average
  shares outstanding           7,661     6,488     7,661     6,488
                             -------   -------   -------   -------
                             -------   -------   -------   -------




                          See accompanying notes.
                                  Page 5

                          HALLADOR PETROLEUM COMPANY

                     Consolidated Statement Of Cash Flows
                               (in thousands)
                                 (unaudited)


                                           Six months ended
                                               June 30,
                                        ---------------------
                                           1995        1994
                                        ---------   ---------
Cash flows from
  operating activities                   $    473    $    375
                                          -------     -------

Cash flows from investing activities:
  Additions to oil and gas properties         (54)        (94)
                                          -------     -------
Cash flows from financing activities:
  Repayments of debt                         (225)       (321)
                                          -------     -------
Net increase (decrease) in cash and
  cash equivalents                            194         (40)

Cash and cash equivalents,
  beginning of period                         438         369
                                          -------     -------
Cash and cash equivalents,
  end of period                          $    632    $    329
                                          -------     -------
                                          -------     -------


                         See accompanying notes.

                        HALLADOR PETROLEUM COMPANY

                       NOTES TO FINANCIAL STATEMENTS
                                (unaudited)


1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

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

                       HALLADOR PETROLEUM COMPANY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During second quarter 1995, the Company reached an agreement to extend the debt with its majority shareholder, the Robert C. Hardie family, and certain other investors in the original bridge loan from December 16, 1994 to December 31, 1997. The notes, bearing 6% interest per annum, are collateralized (second to TCW, see below) by the Company's interest in its California property. The notes are convertible into the Company's common stock at a price of $.15 per share, which approximated fair market value at the time of the agreement. Interest is payable, at the option of the Company, either in cash or common stock using a fixed price of $.15 per share. Warrants previously issued in conjunction with the notes to purchase 5,000,000 shares of common stock were extended to September 30, 1998. The exercise price of the warrants was lowered to $.20 from $.25. Approximately 35,000,000 new common shares would be issued assuming total conversion of the bridge loan plus interest through August 11, 1995.

     TCW DEBT
     --------

     The South Cuyama Field (the "Field"), the Company's primary asset which accounts for approximately 97% of the Company's revenue and reserves, is pledged by non-recourse debt to Trust Company of the West (TCW). The Company owns 92% of Santa Barbara Partners (SBP), an Oklahoma general partnership, which in turn owns an 84% working interest (69% net revenue interest) in the Field subject to an 18% net profits interest. Eighty-five percent of SBP's cash flow from the property is used to service the TCW debt. Interest at 9% on the TCW debt is paid monthly. The other 15% of SBP's cash flow from the Field is distributed monthly to SBP's partners.

PROPERTIES SOLD IN JULY
-----------------------

     In July the Company sold its interest in certain non-operated Texas properties for $367,000 cash. Lease operating expenses (LOE) for each of the six-month periods ended June 30, 1995 and 1994 were approximately $44,000. LOE for each of the three-month periods ended June 30, 1995 and 1994 were approximately $21,000. Sales volumes and values for these properties are set forth in the following tables:

                              Six Months Sales
                --------------------------------------------
                         1995                   1994
                ---------------------  ---------------------
                  Volume      Value      Volume      Value
                ----------  ---------  ----------  ---------
Oil - barrels       2,955     $50,713      3,452     $50,805
Gas - MCF          34,486      56,391     37,933      88,988


                            Second Quarter Sales
                --------------------------------------------
                         1995                   1994
                ---------------------  ---------------------
                  Volume      Value      Volume      Value
                ----------  ---------  ----------  ---------
Oil - barrels       1,366     $24,400      1,830     $29,502
Gas - MCF          16,729      27,327     18,167      40,206


RESULTS OF OPERATIONS
---------------------

     YEAR-TO-DATE COMPARISON
     -----------------------

     Revenue increased slightly due primarily to higher prices for oil and NGLs offset by declining gas production and declining gas prices. As reported in the Company's 1994 Form 10-KSB, gas reserves were reduced by approximately 40%. Since current gas production is less than expected, management decided to further reduce the gas reserves by 20%. This reduction equates to 716 MMCF net to the Company. Average product prices and volumes are set forth in the following table:


                         1995                         1994
               -------------------------- --------------------------
               Sales Volume Average Price Sales Volume Average Price
               ------------ ------------- ------------ -------------
Oil - barrels    114,990       $16.30       119,074       $13.23
Gas - MCF        193,210         1.45       291,262         1.92
NGLs- barrels     22,280        11.59        25,258         9.53


     LOE increased due to fractionation costs of approximately $168,000 for five wells during the period. The Company expenses fractionation costs as opposed to capitalizing such costs.

     QUARTER-TO-DATE COMPARISON
     --------------------------
     Revenue for the 1995 quarter, as compared to the 1994 quarter, were approximately the same for the reasons discussed above. The table below provides sales data and average prices for the two periods.


                         1995                         1994
               -------------------------- --------------------------
               Sales Volume Average Price Sales Volume Average Price
               ------------ ------------- ------------ -------------
Oil - barrels      58,485      $16.94        59,000       $14.92
Gas - MCF          90,939        1.43       140,400         1.78
NGLs- barrels      11,010       10.73        12,356         8.58

     LOE increased due to fractionation costs of approximately $120,000 for three wells during the quarter.

OUTLOOK FOR REMAINDER OF 1995
-----------------------------

     FRACTIONATION PROJECT
     ---------------------

     The Company initiated a study to fractionate(frac) certain wells in the Field as reported in the 1994 Form 10-KSB. Through June 30, 1995 five wells have been fractionated. Although the results from the first frac job are encouraging; the results from the additional four frac jobs have not been encouraging. The Company continues to evaluate frac opportunities in the Field and current plans are to frac two additional wells during the remainder of 1995 at an estimated total net cost of $45,000.

     HEDGING
     -------

     The Company continues to evaluate hedging strategies for its oil production. There are several strategies available that may be implemented when the price of oil, as reflected in the futures market, is higher. As of August 11, 1995, the Company is receiving $15.15 per barrel for its California production as compared to an average price of $16.93 during the second quarter of 1995.

     Currently, the Company is receiving approximately $1.42/MCF for its California gas production which is less than the average price received of $1.46 during the first quarter 1995.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     Cash from operations is expected to enable the Company to meet its obligations as they become due through the next 12 months.

     Management is exploring various capital infusion alternatives to enhance the Company's liquidity which would result in the Company engaging in the trading of non-producing oil and gas mineral leases in addition to its oil and gas exploration and production activities.

     FUTURE RESULTS OF OPERATIONS
     ----------------------------

     Assuming stable production and prices, a small profit is expected for the remainder of the year.


     STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED
     ------------------------------------------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company will have to implement SFAS No. 121 by the quarterly period ending March 31, 1996. The provisions will require the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss should be recognized in the income statement and certain disclosures regarding the impairment should be made in the financial statements. The Company has not yet had sufficient time to evaluate the impact, if any, of the provisions of SFAS No. 121.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
__________________________

     As previously reported in 1992, the Company was named a defendant in an action styled Kenneth Eugene Hahn, et al. v. Love Process Engineering, Inc., et al (Case Number SM074020) filed in the Santa Barbara Superior Court, North County Santa Maria Branch, Santa Maria, California. This matter has been settled with no material monetary affect to the Company.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
_________________________________________

(a)  Exhibits

     10.1 -- Allonge to First Amended Loan Agreement dated
             September 30, 1992 with certain related parties
             (filed with 1992 Form 10-KSB).

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.

                                 SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            HALLADOR PETROLEUM COMPANY



Date:  August 11, 1995      By: \S\ Victor P. Stabio
                                Victor P. Stabio
                                Chief Executive Officer and
                                Chief Financial Officer

                                Signing on behalf of the
                                registrant and as principal
                                financial and accounting officer.