Form 10QSB
period 1995-09-30
HALLADOR PETROLEUM CO
filed 1995-11-14
CIK 788965

United States
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549


                            FORM 10-QSB



[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995

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

As of November 13, 1995 7,661,264 shares of the issuer's common stock were outstanding.

      This report contains 13 pages.  There are no exhibits.
                                1

                    HALLADOR PETROLEUM COMPANY

                            FORM 10-QSB

                               INDEX



                                                              Page
PART I.   Financial Information:                               No.

          Consolidated Balance Sheet - September 30, 1995
            and December 31, 1994............................   3

          Pro Forma Condensed Consolidated Balance Sheet -
            September 30, 1995................................  5

          Consolidated Statement of Operations - three and
            nine months ended September 30, 1995 and 1994....   6

          Consolidated Statement of Cash Flows - nine months
            ended September 30, 1995 and 1994................   7

          Notes to Financial Statements......................   8

          Management's Discussion and Analysis or Plan of
            Operation........................................   9

PART II.  Other Information:

          Legal Proceedings..................................  13

          Exhibits and Reports on Form 8-K...................  13

          Signature..........................................  13


PART I.  FINANCIAL INFORMATION:


                    HALLADOR PETROLEUM COMPANY

                    Consolidated Balance Sheet
                          (in thousands)


                              ASSETS

                                    September 30,   December 31,
                                        1995           1994 *
                                    (unaudited)
                                    -------------   ------------
Current assets:
  Cash and cash equivalents           $   1,020        $    438
  Accounts receivable-
    Oil and gas sales                       339             504
    Well operations                         332             251
                                       --------         -------
         Total current assets             1,691           1,193
                                       --------         -------

Oil and gas properties (full cost
  accounting), at cost:
    Evaluated properties                 39,470          39,352
    Less - accumulated depreciation,
      depletion, amortization           (31,968)        (31,154)
                                       --------        --------
                                          7,502           8,198
                                       --------        --------
Other assets                                156             156
                                       --------        --------
                                      $   9,349       $   9,547
                                       ========        ========


*Derived from the Form 10-KSB.



                      See accompanying notes.

                     HALLADOR PETROLEUM COMPANY

                     Consolidated Balance Sheet
                 (in thousands, except share data)


               LIABILITIES AND STOCKHOLDERS' DEFICIT

                                    September 30,  December 31,
                                        1995          1994*
                                     (unaudited)
                                    -------------  ------------
Current liabilities:
  Accounts payable and
    accrued liabilities               $     268      $     262
  Oil and gas sales payable                 178            114
  Convertible debt to related
    parties including accrued
    interest of $154                                     5,115
  Debt with recourse only to
    the South Cuyama Field                  561            826
                                        -------        -------
         Total current liabilities        1,007          6,317
                                        -------        -------

Convertible debt to related
  parties including accrued
  interest of $374                        5,307
                                        -------
Debt with recourse only to the
  South Cuyama Field                      6,362          6,497
                                        -------        -------
Key Employee Bonus Plan                     122            102
                                        -------        -------
Other                                        65             65
                                        -------        -------
Stockholders' deficit:
  Common stock, $.01 par value;
    100,000,000 shares authorized;
    7,661,264 shares issued                  77             77
  Preferred stock, $.10 par value;
    10,000,000 shares authorized;
    no shares issued
Additional paid-in capital                9,995          9,995
Accumulated deficit                     (13,586)       (13,506)
                                        -------        -------
                                         (3,514)        (3,434)
                                        -------        -------
                                       $  9,349       $  9,547
                                        =======        =======

*Derived from the Form 10-KSB.


                      See accompanying notes.

                    HALLADOR PETROLEUM COMPANY

         Pro Forma Condensed Consolidated Balance Sheet
                       September 30, 1995
           (unaudited-in thousands, except share data)

Current assets:
  Cash and cash equivalents                            $   3,920
  Receivables                                                671
                                                        --------
         Total current assets                              4,591

Oil and gas properties, net                                7,502
Other assets                                                 156
                                                        --------
                                                       $  12,249
                                                        ========

Current liabilities:
  Payables                                             $     446
  Debt with recourse only to the South Cuyama Field          561
                                                        --------
         Total current liabilities                         1,007
                                                        --------

Debt with recourse only to the S. C. Field                 6,362
                                                        --------

Key Employee Bonus Plan and other                            187
                                                        --------

Stockholders' equity:
  Common stock, $.01 par value;
    100,000,000 shares authorized;
    72,078,000 shares issued                                 721
Additional paid-in capital                                17,558
Accumulated deficit                                      (13,586)
                                                        --------
                                                           4,693
                                                        --------
                                                       $  12,249
                                                        ========

                       BASIS OF PRESENTATION

The pro forma balance sheet has been prepared to give effect to the proposed recapitalization discussed in the Management's Discussion and Analysis on page 9, as if it occurred on September 30, 1995. There can be no assurances that the proposed transactions will occur.

                      HALLADOR PETROLEUM COMPANY

                 Consolidated Statement of Operations
                            (in thousands)
                              (unaudited)

                              Nine months ended  Three months ended
                                September 30,        September 30,
                               1995      1994      1995      1994
                             --------  --------  --------   -------
Revenue:
  Oil                       $ 2,717   $ 2,483    $   843   $   908
  Gas                           368       746         88       187
  NGLs                          363       346        105       106
  Interest and other             33        16         15         7
                            -------   -------    -------   -------
                              3,481     3,591      1,051     1,208
                            -------   -------    -------   -------
Costs and expenses:
  Lease operating             2,105     2,011        599       683
  Depreciation,
    depletion and
    amortization                460       504        139       172
  General and
    administrative              285       367         96       132
     Interest                   711       754        240       252
                            -------   -------    -------   -------
                              3,561     3,636      1,074     1,239
                            -------   -------    -------   -------
Net loss                   $    (80) $    (45)  $    (23) $    (31)
                            =======   =======    =======   =======
Per share amounts
  are not meaningful

Weighted average
  shares outstanding          7,661     6,733      7,661     6,733
                            =======   =======    =======   =======





                       See accompanying notes.

                     HALLADOR PETROLEUM COMPANY

               Consolidated Statement of Cash Flows
                          (in thousands)
                           (unaudited)

                                           Nine months ended
                                            September 30,
                                            1995        1994
                                         ---------   ---------
Cash flows from
  operating activities                   $    746    $    554
                                          -------     -------
Cash flows from investing activities:
  Proceeds from property sales                354
  Additions to oil and gas properties        (118)       (105)
                                          -------     -------
  Net cash provided (used in) investing
    activities                                236        (105)
                                          -------     -------
Cash flows from financing activities:
  Repayments of debt                         (400)       (446)
                                          -------     -------
Net increase in cash and
  cash equivalents                            582           3

Cash and cash equivalents,
  beginning of period                         438         369
                                          -------     -------
Cash and cash equivalents,
  end of period                          $  1,020    $    372
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

                   HALLADOR PETROLEUM COMPANY

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

     During second quarter 1995, the Company reached an agreement to extend the debt with its majority shareholder, the Robert C. Hardie family, and certain other investors in the original bridge loan from December 16, 1994 to December 31, 1997. The notes, bearing 6% interest per annum, are collateralized (second to TCW, see below) by the Company's interest in its California property. The notes are convertible into company common stock at a price of $.15 per share, which approximated fair market value at the time of the agreement. Interest is payable, at the option of the Company, either in cash or common stock using a fixed price of $.15 per share. Warrants previously issued in conjunction with the notes to purchase 5,000,000 shares of common stock were extended to September 30, 1998. The exercise price of the warrants was lowered to $.20 from $.25. Approximately 35,667,000 new common shares would be issued assuming total conversion of the bridge loan plus interest through November 13, 1995. See proposed recapitalization.

     PROPOSED RECAPITALIZATION
     -------------------------

     On November 2, 1995, the Company announced an agreement in principal to sell approximately $2.9 million of its common stock at ten cents per share to an investor group including Dillon, Read &
Co., Inc. As part of this transaction, scheduled to close during early January 1996, current holders of the Company's convertible notes and warrants have agreed to convert their notes and cancel their warrants in the amount of approximately $5,350,000 for approximately 35,667,000 shares of common stock. At the conclusion of the transaction, the Company will increase its cash position by approximately $2.9 million and will have no notes, warrants or recourse debt outstanding. Present holders of the Company's common stock will own approximately 60% of the Company and the Dillon, Read group will own approximately 40%. The Company's float will be approximately 5%.

     Members of the Robert C. Hardie family of Sacramento, California will continue to own the majority of the common stock of the Company. As a result of the recapitalization, the board will be expanded to include Mr. Bryan Lawrence of Dillon, Read and Mr. Cortlandt Dietler, a private investor in Denver.

     With the additional funds from the proposed recapitalization, the Company plans to engage in the trading and acquisition of non-producing oil and gas mineral leases and fee-simple minerals in addition to its oil and gas exploration and production activities. Management plans to increase the Company's reserves and cash flows through "drill bit" carried interests as opposed to acquisitions of producing properties.

      Management is planning to effect a one-for-ten reverse stock split sometime during the first half of 1996.

     TCW DEBT
     --------

     The South Cuyama Field (the "Field"), the Company's primary asset which accounts for over 94% of the Company's revenue and reserves, is pledged by non-recourse debt to Trust Company of the West (TCW). The Company owns 92% of Santa Barbara Partners (SBP), an Oklahoma general partnership, which in turn owns an 84% working interest (69% net revenue interest) in the Field subject to an 18% net profits interest. Eighty-five percent of SBP's cash flow from the property is used to service the TCW debt. Interest at 9% on the TCW debt is paid monthly. The other 15% of SBP's cash flow from the Field is distributed monthly to SBP's partners.

PROPERTIES SOLD IN JULY

     In July the Company sold its interest in certain non-operated Texas properties for $354,000. Lease operating expenses (LOE) for each of the nine-month periods ended September 30, 1995 and 1994 were approximately $60,000 and $77,000, respectively. LOE for the three-month period ended September 30, 1994 was approximately $26,000. Sales data are set forth in the following tables:

                    Nine Months Sales for Sold Properties
                         1995                   1994
                  Volume      Value      Volume      Value
                ----------  ---------  ----------  ---------

Oil - barrels        2,895    $50,000       4,819   $ 74,000
Gas - MCF           34,698     57,000      55,035    121,000

                   Third Quarter Sales for Sold Properties
                         1995                   1994
                  Volume      Value      Volume      Value
                ----------  ---------  ----------  ---------

Oil - barrels          --         --        1,367    $23,000
Gas - MCF              --         --       17,102     32,000

RESULTS OF OPERATIONS

     YEAR-TO-DATE COMPARISON
     -----------------------

     Revenue decreased slightly due primarily to declining gas production and prices offset by higher prices for oil and NGLs. As reported in the Company's 1994 Form 10-KSB, gas reserves were reduced by approximately 40%. Since current gas production is less than expected, during the second quarter of 1995 management decided to further reduce the gas reserves by 20%. This second reduction equates to 716 MMCF net to the Company. Average product prices and volumes are set forth in the following table:

                         1995                         1994
               Sales Volume Average Price Sales Volume Average Price
               ------------ ------------- ------------ -------------

Oil - barrels    169,220       $16.06       177,383       $14.00
Gas - MCF        262,155         1.40       413,469         1.80
NGLs- barrels     33,177        10.95        38,026         9.10

     LOE increased due to fractionation costs of approximately $168,000 for five wells during the first half of 1995; there were no such costs in 1994. As a result of a brush fire in the third quarter of 1994, the Company incurred costs of $76,000. The Company accounts for fractionation costs similar to well workover expense as opposed to capitalizing such costs.

     General and administrative expenses decreased due to a reduction in compensation costs as a result of the resignation of the Company's Chief Operating Officer in 1994 and such position has since been eliminated.

     QUARTER-TO-DATE COMPARISON
     --------------------------

     Revenue decreased slightly because of the July 1995 property sale and for the reasons discussed above (except oil prices remained about the same). The table below provides sales data and average prices for the two periods.

                         1995                         1994
               Sales Volume Average Price Sales Volume Average Price
               ------------ ------------- ------------ -------------

Oil - barrels      54,230      $15.54        58,309       $15.58
Gas - MCF          68,945        1.28       122,200         1.53
NGLs- barrels      10,897        9.65        12,768         8.27

     LOE decreased because of non-recurring costs associated with the late July 1994 brush fire.

OUTLOOK FOR REMAINDER OF 1995

     FRACTIONATION PROJECT
     ---------------------

     The Company initiated a study to fractionate(frac) certain wells in the Field as reported in the 1994 Form 10-KSB. Through September 30, 1995 five wells have been fractionated. Although the results from the first frac job were encouraging; the results from the additional four frac jobs were unsuccessful. The Company continues to evaluate frac opportunities in the Field and on November 8, 1995, an additional well was fracted; the results from this latest endeavor will not be known until early December 1995.

     HEDGING
     -------

     The Company continues to evaluate hedging strategies for its oil production. There are several strategies available that may be implemented when the price of oil, as reflected in the futures market, is higher. As of November 10, 1995, the Company is receiving $15.25 per barrel for its California production as compared to an average price of $15.54 during the third quarter of 1995.

     Currently, the Company is receiving approximately $1.40/MCF for its California gas production which is more than the average price received of $1.32 during the third quarter 1995.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     Cash from operations is expected to enable the Company to meet its obligations as they become due through the next 12 months.

     FUTURE RESULTS OF OPERATIONS
     ----------------------------

     Assuming stable production and prices, a small loss is expected for the fourth quarter.

     STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED
     ------------------------------------------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company will have to implement SFAS No. 121 by the quarterly period ending March 31, 1996. The provisions will require the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss should be recognized in the income statement and certain disclosures regarding the impairment should be made in the financial statements. Because the Company uses the full cost method of accounting, the provisions of SFAS No. 121 are not expected to apply.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.


                             SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            HALLADOR PETROLEUM COMPANY



Date:  November 13, 1995    By: /s/ VICTOR P. STABIO
                                Victor P. Stabio
                                Chief Executive Officer and
                                Chief Financial Officer

                                Signing on behalf of the
                                registrant and as principal
                                financial and accounting officer.