Form 10KSB
period 1995-12-31
HALLADOR PETROLEUM CO
filed 1996-04-01
CIK 788965

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                             FORM 10-KSB

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934  [Fee Required] For the fiscal year ended   DECEMBER 31, 1995

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934  [No Fee Required]

                    Commission file number: 0-14731

                       HALLADOR PETROLEUM COMPANY
             (Name of small business issuer in its charter)

                  COLORADO                                84-1014610
(State or other jurisdiction of incorporation         (I.R.S. Employer
             or organization)                      Identification Number)

1660 Lincoln Street, Suite 2700, Denver, Colorado          80264-2701
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:     303.839.5504        FAX  303.832.3013

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under to Section 12(g) of the Exchange Act:
                     COMMON STOCK, $.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [x] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal  year:  $4,578,000

As of March 28, 1996, approximately 71 million shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $555,000 based on the average of the bid ($.07) and ask ($.18) prices on that date of $.125.

Exhibit table is on page 22.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for its 1996 Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 29, 1996) are incorporated by reference into
Part III.
                               TABLE OF CONTENTS

                          1995 FORM 10-KSB ANNUAL REPORT
                            HALLADOR PETROLEUM COMPANY

PART I:
    Item 1.  Description of Business. . . . . . . . . . . . . . . . .   3

    Item 2.  Description of Property. . . . . . . . . . . . . . . . .   5

    Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .  7

    Item 4.  Submission of Matters to a Vote of Security Holders . . .  7



PART II:

    Item 5.  Market for Common Equity and Related Stockholder Matters . 8

    Item 6.  Management's Discussion and Analysis or Plan of Operation  8

    Item 7.  Financial Statements . . . . . . . . . . . . . . . . . .  13

    Item 8.  Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure. . . . . . . . . . .  22

PART III:

         The management information required by Items 9 through 12 is incorporated by reference from the Company's Proxy Statement for its 1996 Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission before April 29, 1996.

PART IV:

         Item 13. Exhibits and Reports on Form 8-K . . . . . . . . .   22

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Hallador Petroleum Company, a Colorado corporation, is the successor to Kimbark Oil & Gas Company (organized in 1949) and Hallador Exploration Company (organized by its predecessor in 1979). Hallador Petroleum Company and its principal operating subsidiaries, Hallador Exploration Company and Hallador Production Company (collectively referred to as the "Company"), are engaged in the exploration, development and production of oil and natural gas. The principal and administrative offices of the Company are located at 1660 Lincoln Street, Suite 2700, Denver, Colorado 80264, phone 303.839.5504, fax 303.832.3013. The Company's field office is located in New Cuyama, California.

     Substantially all of the Company's revenue and reserves are attributable to the South Cuyama Field (the "Field") located in Santa Barbara County, California, approximately 75 miles southwest from Bakersfield, California. The Company owns 92% of Santa Barbara Partners (SBP), an Oklahoma general partnership, which has an 84% working interest (69% net revenue interest) in the Field subject to an 18% net profits interest, resulting in an approximate 63% working interest (52% net revenue interest). The Field's oil reserves consist of light oil at 31 degree gravity.

     The Company operates oil and natural gas properties for its own account and for the account of others. The Company also reviews and evaluates producing oil and natural gas properties, companies, or other entities which meet certain guidelines for acquisition purposes. In addition, the Company engages in the trading and acquisition of non-producing oil and gas mineral leases and fee-simple minerals.

MARKETS

     The Company's products are sold to various purchasers in the geographic area of the properties. Natural gas, after processing, is distributed through pipelines. Oil and natural gas liquids (NGLs) are distributed through pipelines or hauled by trucks. The principal uses for oil and natural gas are heating, manufacturing, power and transportation.

     Now that Congress has passed and the President has signed Senate Bill S-395 to allow the export of Alaskan North Slope (ANS) crude oil to foreign countries, the Company believes California crude prices more fairly represents free market prices.

     On February 10, 1996, the President signed into law a bill which authorizes the sale, within two years, of the Elk Hills Naval Petroleum Reserve located in Kern County, California. The Company believes the sale may result in a significant concentration of the ownership of the light crude oil used as blending stock for the heavy crude oil produced in the San Joaquin Valley. If such concentrations were to occur, it is possible the Company will experience a favorable impact on its oil prices.

     The Field's natural gas is sold to Atlantic Richfield Company (ARCO) pursuant to a "spot market" contract which runs through December 31, 1997. The average price per MCF received during 1995 was $1.42; the year-end price was $1.61 and the March 28, 1996 estimated price was $1.53.

     NGLS are also sold to ARCO pursuant to a "spot market" contract which can be canceled by either party with 60 days notice. The average price per barrel received during 1995 was $11.40; the year-end price was $13.05, and the March 28, 1996 estimated price was $11.76.

     At the present time, ARCO owns the only pipeline in the area. The loss of this outlet for the Company's natural gas could have an adverse affect on the Company's operations. There are other purchasers for the NGLs production.

                                 3

     The Field's oil is sold to KOCH Oil Company (KOCH) pursuant to a contract which pays a $.30 per barrel premium, cancelable by either party upon 180 days notice. The average price per barrel received during 1995 was $15.90; the year-end price was $15.91, and the March 28, 1996 price was $19.88. The loss of KOCH would not have an adverse effect on the Company's operations as there are several other companies competing to purchase the oil.

COMPETITION

     The oil and gas industry is highly competitive. The Company encounters competition from major and independent oil companies in acquiring economically desirable producing properties, drilling prospects, and even the equipment and labor needed to drill, operate and maintain its properties. Competition is intense with respect to the acquisition of producing and partially developed properties. The Company competes with companies having financial resources and technical staffs significantly larger than its own. The Company does not own any refining or retail outlets and has minimal control over the prices of its products. Generally, higher costs, fees and taxes assessed at the producer level cannot be passed on to the Company's customers.

     The Company also faces competition from imported products as well as alternative sources of energy such as coal, nuclear, hydro-electric power, and a growing trend toward solar. The Company could incur delays or curtailments of the purchase of its available production. It may also encounter increasing costs of production and transportation while sales prices remain stable or decline. Any of these competitive factors could have an adverse affect on the operating results of the Company.

ENVIRONMENTAL AND OTHER REGULATIONS

     The operations of the Company are affected in varying degrees by federal, state, regional and local laws and regulations, including, but not limited to, laws governing allowable rates of production, well spacing, air emissions, water discharges, endangered species, marketing, prices and taxes.

The Company is further affected by changes in such laws and by constantly changing administrative regulations.

     Most natural gas pricing is presently deregulated and the remaining regulation has no material impact on prices received by the Company. It is not possible to predict the long-term impact of future natural gas price regulation or deregulation.

     The Company, as an owner and operator of oil and natural gas properties, is subject to various federal, state, regional and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owner or the lessee for the cost of pollution clean-up resulting from operations, subject the owner or lessee to liability for pollution damages, require suspension or cessation of operations in affected areas or impose restrictions on injection into subsurface aquifers that may contaminate groundwater. Such regulation has increased the resources required in, and costs associated with, planning, designing, drilling, installing, operating and abandoning the Company's oil and natural gas wells and other facilities. The Company spends a significant amount of technical and managerial time to comply with environmental regulations and permitting requirements.

     The Company has made and will continue to make expenditures to comply with these requirements, which it believes are necessary business costs. Although environmental requirements do have a substantial impact upon the energy industry, generally these requirements do not appear to affect the Company any differently or to any greater or lesser extent than other companies in California.

     Although it is not fully insured against all environmental and other risks, the Company maintains insurance coverage which it believes is customary in the industry. The Company is not aware of any environmental claims which could have a material impact upon the Company's financial condition. Compliance with federal, state, regional and local provisions relating to protection of the environment have an impact on the Company.

                                4

During 1995, the aggregate amount incurred by the Company to comply with environmental regulations was approximately $138,000. The Company estimates that such expenditures for 1996 will be approximately $145,000 and the same amount for each year thereafter in the foreseeable future. The Company will continue to use its best efforts to comply with all applicable environmental laws and regulations.

     To the extent these environmental expenditures reduce funds available for increasing the Company's reserves of oil and natural gas, future operations could be adversely impacted. Despite the fact that all the Company's competitors are having to comply with similar regulations, many are much larger and have greater resources with which to deal with these regulations.

OTHER

     There are no significant patents, trademarks, licenses, franchises or concessions held by the Company.

     The oil and natural gas business is not generally seasonal in nature, although unusual weather extremes for extended periods may increase or decrease demand for oil and NGLs. Natural gas prices tend to increase in the fall and winter months and to decrease in the spring and summer.

     The Company has 27 employees; five are located at its executive office in Denver and 22 are located at the Field in New Cuyama, California. The Company also engages independent consulting petroleum engineers, environmental professionals, geologists, geophysicists, landmen and attorneys on a fee basis.

ITEM 2.  DESCRIPTION OF PROPERTY

LOCATION AND GENERAL CHARACTER

     The Company's principal producing area is in Santa Barbara County, California with minor producing natural gas properties in the San Juan Basin of New Mexico.

     The Company holds its working interests in oil and natural gas properties either through recordable assignments, leases or contractual arrangements such as operating agreements. Consistent with industry practices, the Company does not make a detailed examination of title when it acquires undeveloped acreage. Title to such properties is examined by legal counsel prior to commencement of drilling operations. This method of title examination is consistent with industry practices. The Company believes that it holds satisfactory title to its properties.

     In the acquisition and operation of oil and natural gas properties, burdens such as royalty, overriding royalty, liens incident to operating agreements, liens by taxing authorities, as well as other burdens and minor encumbrances are customarily created. The Company believes that no such burdens materially affect the value or use of its properties.

PROVED OIL AND GAS RESERVES

     Information concerning estimates of the Company's reserves is set forth in Note 6 to the financial statements. The Company's December 31, 1995 and 1994 reserve estimates for the Field were prepared by the Midland, Texas
office of Williamson Petroleum Consultants, Inc. (Williamson).   No
independent reserve report was prepared for the Company's other immaterial properties. All of the Company's oil and gas reserves are located onshore.

REVISIONS TO NATURAL GAS RESERVES

     See Item 6 - Management's Discussion and Analysis.

                                 5

THE SOUTH CUYAMA FIELD

     Discovered in 1949 in the Cuyama Valley, Santa Barbara County, California, the Field became the largest oil field found to date in the valley. The Field is located approximately 75 miles southwest from Bakersfield. By 1951, the field contained 200 wells producing approximately 40,000 barrels of oil per day. Gas production peaked in 1963 at 125,000 MCFD.

     Since inception, the Field is estimated to have produced and sold over 214 million barrels of crude oil. March, 1996 production to the 100% averaged (i) 1,130 barrels per day (ii) 2,438 MCFD, of which 792 MCFD are being sold; the difference of 1,646 MCFD is consumed in field operations and shrinkage associated with NGL extraction and (iii) 203 barrels per day of NGLs. Currently, there are 92 producing wells in the Field and 167 inactive wells. The wells produce from a depth range of 3,900 to 4,600 feet.

     The remaining recoverable oil reserves assigned to the Field are less than 1% of the original recoverable oil reserves in place. The current oil production levels approximate 3% of the peak production levels experienced in the 1950s. Due to the enormity of the original oil reserves in place and the complexity of the reservoir, it is not unreasonable to assume that the estimated remaining oil reserves could be understated by a factor of 1% of the original recoverable oil reserves in place. If such were the case, the Company's share of these additional oil reserves would approximate 1,000,000 barrels which translates to an additional $9,000,000 in PV10 value without considering income taxes. However, caution is warranted in using this data because no such reserves have been assigned and such additional reserves, if any, could be attributable solely to serendipity.

LIQUIDS AND NATURAL GAS PRODUCTION, SALES PRICE AND PRODUCTION COST
- -------------------------------------------------------------------

     Liquids and natural gas production, average sales prices and average production costs per equivalent barrel of production are shown in the following table for each of the two years in the period ended December 31,:

                                      1995          1994
                                    -------       -------
  Production:
     Oil (MBLs). . . . . . . . . .     225           235
     Gas (MMCF). . . . . . . . . .     325           527
     NGLs (MBLs) . . . . . . . . .      44            51

   Average Sales Price:
     Oil (per BBL) . . . . . . . .  $15.87        $14.31
     Gas (per MCF) . . . . . . . .    1.42          1.73
     NGLs (per BBL). . . . . . . .   11.10          9.86

  Average Production Cost (1). . ..   8.29          7.21

 ___________________

(1) Operating costs, including production tax, per equivalent barrel (six MCF of gas is equivalent to one barrel of oil). Lower gas production caused the increase in the average production cost.

PRODUCING WELLS IN THE FIELD
- ----------------------------

     As of December 31, 1995, the Company has a working interest in 80 gross (51 net) oil wells and 12 gross (7.62 net) gas wells.

                                      6
ACREAGE
- -------

     The Company owns undeveloped leasehold in Converse County, Wyoming of 5,254 net and 6,170 gross acres; this acreage expires between 1999 and 2005. In addition, the Company owns undeveloped leasehold in Dunn County, North Dakota of 500 net and 2,720 gross acres which expires during 1998 and 1999.

     As of December 31, 1995, the Company has an interest in 2,504 gross (2,001 net) developed acres in the Field.

DRILLING ACTIVITY
- -----------------

     See Item 6 - Management's Discussion and Analysis for a review of 1995 fracture treatments performed in the Field.

     There has been no significant drilling activity during 1994, 1995 and through March 28, 1996.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                    *   *   *   *   *   *   *   *   *   *   *

     The Company's last shareholders' meeting was held November 3, 1993. There were no shareholders meetings in 1995 or 1994. The 1996 Meeting of Shareholders will be held on Wednesday, May 29 in the Company's office.


                                      7
                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the OTC Bulletin Board. The following table sets forth the range of high and low BID quotations of the Company's common stock (symbol "HPET") obtained from Sherwood Securities, one of the Company's market makers, for the periods indicated:

                                                         High        Low
                                                         ----       -----
          1996
            First quarter (through March 28)             $.07       $.07

          1995:
            First through third quarter                   .0625      .0625
            Fourth quarter                                .07        .0625

          1994:
            First quarter                                 .125       .125
            Second through fourth quarter                 .0625      .0625

     The quotations reflect inter-dealer prices, without retail mark-up, mark- downs or commissions and may not represent actual transactions.

     During the last two years no dividends have been paid. The Company's Board of Directors has no present intention to pay any dividends in the foreseeable future.

     As of March 28, 1996 there were approximately 1,550 holders of record of the Company's common stock. Management estimates that there are about 2,500 beneficial owners.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The consolidated financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion. Substantially all of the Company's operations are attributable to the South Cuyama Field. The value of the Company depends ultimately on the estimated future cash flows from the Field. Management intends to maximize cash flow by continuing to increase oil production and keeping operating expenses low. The South Cuyama Field is located in Santa Barbara County, California 75 miles southwest of Bakersfield. Future operations will also be affected by the results of the lease play business as discussed below.

     The profitability of the Company's operations in any particular accounting period will be directly related to: (i) prices, (ii) production, and (iii) lifting costs. Accordingly, the results of operations of the Company may fluctuate from period to period based on the these factors, among others.

LEASE PLAY BUSINESS
- -------------------

     As a result of the Company's reorganization in November 1995 and the related additional cash proceeds of approximately $2.8 million, management intends to engage in the buying and selling of undeveloped oil and gas mineral leases. The Company's CEO, Victor Stabio, heads up the lease play activities. Mr. Stabio was in the lease play business during the late 1970s and early 1980s. He plans to limit the lease play business to the Rocky Mountain region, his area of expertise, but could expand the business to other areas.

     Through March 28, 1996, the Company has invested approximately $100,000 in the Rocky Mountain region. These costs, which may or may not generate revenue, are required to be capitalized and amortized under the Company's full-cost accounting method; likewise, any success from the lease play business are required to be capitalized; meaning no gain or losses will be recognized in the Company's statement of operations even though for federal and state income tax purposes gain and loses will be recognized. Through March 28, 1996, approximately $50,000 in lease options have expired.

     During 1996 or 1997 the Company may change its accounting method from full-cost to successful-efforts in order to give income statement recognition to its lease play activities.

LIQUIDITY AND CAPITAL RESOURCES

     REORGANIZATION

     In late November 1995, the Company completed a reorganization. Through a private offering, the Company sold 28 million shares to an investor group affiliated with Dillon, Read & Co. Inc. for $2.8 million. Concurrently, the convertible debt and accrued interest due the Hardie family and certain others was converted to common stock at $.15 per share, resulting in 35.3 million shares being issued. The Hardie family owns approximately 53% of the common stock and the Dillon, Read group owns approximately 38%.

     Shares outstanding approximate 71 million; the Company plans to propose what will result in a 1 for 10 reverse split at the May 1996 annual meeting. The Hardie family and Dillon, Read intend to vote for the reverse split, thus the proposal is assured of passing.

     Through the reorganization the Company increased its cash position by $2.8 million and has no debt, other than the $7 million non-recourse debt due Trust Company of the West (TCW). Cash on hand and cash to be provided from operations is expected to enable the Company to meet its obligations as they become due during the next several years.

     TCW DEBT

     The South Cuyama Field (the "Field"), the Company's principal asset, is pledged by non-recourse debt to TCW. Eighty-five percent of the Company's share of cash flow from the property is pledged to service the TCW debt. Interest, at 9%, and principal are paid monthly. Using March 1996 prices, the Company expects to receive approximately $30,000 per month of the cash flow after payment to TCW.

RESULTS OF OPERATIONS

     NONRECURRING ITEM RECORDED DURING THE 1995 FOURTH QUARTER

     During the fourth quarter 1995, the Company accepted an offer for $150,000 from an insurance company representing the two hunters who were responsible for starting a brush fire in the Field during July 1994. The fire required the Company to close the Field for a few days, resulting in lost production, and to repair or replace certain damaged machinery and equipment. In December the Company received a $36,000 prepayment.
The $150,000 is reflected as a reduction in 1995 lease operating expense
(LOE). Excluding the $150,000, the Company would have incurred a loss of $145,000 for 1995 as compared to a small profit of $5,000.

     PROPERTIES SOLD IN JULY

     In July 1995, the Company sold substantially all its Texas properties for $354,000. LOE for these properties in 1994 was $115,000 and through the 1995 sale were $64,000. Oil and gas revenue for these properties in 1994 were $98,000 and $155,000, respectively; and through the 1995 sale were $49,000 and $57,000, respectively. Oil and gas sales volume for these properties in 1994 were 6,360 barrels and 74,500 MCF and through the 1995 sale were 2,900 barrels and 34,700 MCF.

     1995 VS. 1994

     Revenue decreased primarily to a decline in the Field's gas production, lower gas prices and the property sale as discussed above. Other than the expected natural decline in the Field's gas production, management does not expect further substantial declines. See "Revisions to Natural Gas Reserves" set forth below.


                   1995     1994                         1995         1994
                  ------   ------                       ------       ------
    Production:                     Average Sales Price:
      Oil (MBBLs)   225      235      Oil (per BBL)      $15.87       $14.31
      Gas (MMCF)    325      527      Gas (per MCF)        1.42        1.73
      NGLs (MBLs)    44       51      NGLs (per BBL)      11.10        9.86


     LOE decreased primarily because of the $150,000 in insurance proceeds discussed above. Offsetting such decrease were fracture treatments incurred in 1995 in excess of workovers incurred in 1994. Furthermore, as discussed above, the property sales in July 1995 reduced LOE.

     General and administrative expenses decreased due to a reduction in compensation costs as a result of the resignation of the Company's Chief Operating Officer in 1994 and such position has since been eliminated.

1996 OUTLOOK

     The Company expects to report a $35,000 loss for the first quarter and a profit for the nine month period ending December 31, 1996, assuming current prices and production levels do not change. As of March 28, 1996, the Company is receiving approximately $20 per barrel for its California oil production, a five-year high, which may or may not continue throughout 1996.

     CALIFORNIA OIL PRICES

     Now that Congress has passed and the President has signed Senate Bill S-395 to allow the export of Alaskan North Slope (ANS) crude oil to foreign countries, the Company believes California crude prices more fairly represents free market prices.

     On February 10, 1996, the President signed into law a bill which authorizes the sale, within two years, of the Elk Hills Naval Petroleum Reserve located in Kern County, California. The Company believes the sale may result in a significant concentration of the ownership of the light crude oil used as blending stock for the heavy crude oil produced in the San Joaquin Valley. If such concentrations were to occur, it is possible the Company will experience a favorable impact on its oil prices.

     FRACTURE TREATMENTS PROJECT

     The Company initiated a study to fracture certain wells in the Field as reported in the 1994 Form 10-KSB. Through year-end 1995, six wells received fracture treatments. Although results from the first and last fracture treatments were encouraging; the results from the other four were not. Such costs approximated $200,000 and were accounted for as LOE in the accompanying Statement of Operations.

     ENVIRONMENTAL

     The Company is directly affected by changing environmental rules and regulations. Although the Company believes its operations and facilities are in compliance with applicable environmental regulations, risk of substantial cost and liability resulting from an unintentional breach of environmental regulations are inherent to oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages could result in significant cost and liability in the future.

REVISIONS TO NATURAL GAS RESERVES

     In preparing the 1995 reserve report, management and Williamson, the Company's independent petroleum engineers, agreed that the natural gas reserves should be reduced by approximately 40%. During 1994, the natural gas reserves were significantly reduced; however, during the 1995 second quarter management concluded to further reduce the gas reserves by 20% as previously reported in such quarter's Form 10-QSB and another 20% reduction in gas reserves was taken during the 1995 fourth quarter. These changes in estimates resulted in a total downward revision to gas reserves since January 1, 1994 of 60%. Management does not expect further significant downward revisions in gas reserves.

HEDGING ACTIVITIES

     The Company continues to evaluate hedging strategies for its oil production but has never entered into such transactions and at this time does not expect to.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In 1995, the FASB issued SFAS No. 121, dealing with impairment of long-lived assets and SFAS No. 123, dealing with stock option accounting. Both of these statements are effective beginning in 1996. With regard to oil and gas companies, Statement No. 121 will have a more significant impact on those companies following the successful efforts method of accounting, as Statement No. 121 revises the "ceiling test" for such companies. Statement No. 121 does not affect the ceiling test for companies such as Hallador who follow the full cost method of accounting. Therefore, such statement is not expected to have a material impact on the Company's future operations. With regard to the Company's stock options granted, no accounting is made until such time as the options are exercised. At that time, the proceeds are added to stockholders' equity, and no expense is recognized. Statement No. 123 provides companies with the option of expensing the "fair value" of stock options granted. The Company will not change its current accounting method regarding stock options, and therefore Statement No. 123 will not impact the Company's future operating results.


INFORMATION PERTAINING TO THE COMPANY'S COMMON STOCK PRICE

     Because of the limited trading in the Company's common stock on the OTC Bulletin Board, such prices may or may not reflect the fair market value of the Company's common stock. The following data is provided solely for information purposes and is only one of many considerations that could be used in an investment decision relating to the Company's securities.

     Due partially to the SEC's ceiling test under full-cost accounting rules, the Company has an accumulated deficit. Companies are prohibited from increasing or reinstating the carrying costs of their oil and gas properties when prices improve. If the Company was allowed to reinstate the carrying value of its oil and gas properties to the ceiling limit amount disclosed in
Note 6 to the financial statements of $16 million (based on March 1996 prices), the Company's equity would increase by $8.5 million and the book value per share would increase to $.18 from $.06. The fair value of the Company's oil and gas properties could vary significantly, either more or less, from the PV10 amount of $16 million.


                                 12
ITEM 7.  FINANCIAL STATEMENTS







                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Hallador Petroleum Company:

We have audited the accompanying consolidated balance sheet of Hallador Petroleum Company as of December 31, 1995 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallador Petroleum Company as of December 31, 1995 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

/S/ ARTHUR ANDERSEN LLP


Denver, Colorado
March 18, 1996

                         HALLADOR PETROLEUM COMPANY
                         CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 1995
                     (in thousands, except share data)

            ASSETS
Current assets:
  Cash and cash equivalents                                     $   3,459
  Accounts receivable-
    Oil and gas sales                                                 419
    Well operations                                                   331
    Insurance claim received in January 1996                          114
                                                                  -------
       Total current assets                                         4,323
                                                                  -------
Oil and gas properties (full cost accounting), at cost:
  Evaluated properties                                             39,562
  Less - accumulated depreciation,
    depletion, amortization and impairment                        (32,118)
                                                                  -------
                                                                    7,444
                                                                  -------
Other assets                                                          159
                                                                  -------
                                                                 $ 11,926
                                                                  =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                       $    185
  Oil and gas sales payable                                            39
  Debt with recourse only to the South Cuyama Field                   670
                                                                  -------
       Total current liabilities                                      894
                                                                  -------
Debt with recourse only to the South Cuyama Field                   6,203
                                                                  -------
Deferred Bonus Plan (Note 4)                                          127
                                                                  -------
Other                                                                  65
                                                                  -------
Stockholders' equity:
  Common stock, $.01 par value;
    100,000,000 shares authorized;
    70,982,723 shares issued                                          710
  Preferred stock, $.10 par value;
    10,000,000 shares authorized;
    no shares issued
  Additional paid-in capital                                       17,428
  Accumulated deficit                                             (13,501)
                                                                  -------
                                                                    4,637
                                                                  -------
                                                                 $ 11,926
                                                                  =======

                        See accompanying notes.

                       HALLADOR PETROLEUM COMPANY
                  Consolidated Statement Of Operations
                             (in thousands)




                                                  Year ended December 31,
                                                  1995              1994
                                               ----------         ---------
Revenue:
  Oil                                             $3,577            $3,364
  Gas                                                462               910
  NGL                                                493               507
  Interest and other                                  46                21
                                                  ------            ------
                                                   4,578             4,802
                                                  ------            ------
Costs and expenses:
  Lease operating, net of insurance
    proceeds of $150 in 1995                       2,684             2,699
  Depreciation, depletion and amortization           606               667
  General and administrative                         373               464
  Interest                                           910             1,000
                                                  ------            ------
                                                   4,573             4,830
                                                  ------            ------
Net income (loss)                                $     5           $   (28)
                                                  ------            ------
Per shares amounts are not meaningful.





                           See accompanying notes.


                           HALLADOR PETROLEUM COMPANY
                     Consolidated Statement of Cash Flows
                                (in thousands)



                                                  Year ended December 31,
                                                  1995              1994
                                                ---------         ---------
Cash flows from operating activities:
  Net income (loss)                             $      5           $   (28)
  Depreciation, depletion, and
    amortization                                     606               667
  Convertible debt interest paid in stock            223               235
  Change in accounts receivable                     (109)               83
  Change in payables and accrued liabilities        (127)             (173)
  Convertible debt interest accrued                                     64
  Other                                               (9)               (3)
                                                 -------            ------
    Net cash provided by operating activities        589               845
                                                 -------            ------
Cash flows from investing activities:
  Oil and gas properties                             (97)             (112)
  Unproved properties                               (113)
  Proceeds from property sales                       354
  Other assets                                         4                (1)
                                                 -------            ------
    Net cash provided by (used in)
     investing activities                            148              (113)
                                                 -------            ------

Cash flows from financing activities:
  Repayment of borrowings                           (484)             (663)
  Issuance of common stock, net                    2,768
                                                 -------            ------
    Net cash provided by (used in)
      financing activities                         2,284              (663)
                                                  ------            ------
Net increase in cash and
  cash equivalents                                 3,021                69

Cash and cash equivalents,
  beginning of year                                  438               369
                                                 -------            ------
Cash and cash equivalents,
  end of year                                   $  3,459           $   438
                                                 =======            ======
Interest paid                                   $    687           $   704


                         See accompanying notes.

                                  17

                       HALLADOR PETROLEUM COMPANY
          Consolidated Statement of Changes in Stockholders' Equity
                              (in thousands)




                                                     Additional
                                 Common                Paid-in   Accumulated
                                 Stock    Shares       Capital     Deficit
                                 ------   ---------  -----------  --------
Balance at December 31, 1993     $ 65      6,488       $ 9,772    $(13,478)

Net loss                                                               (28)

Issuance of shares
  in lieu of interest              12      1,173           223

Balance at December 31, 1994       77      7,661         9,995     (13,506)

Net income                                                               5

Issuance of shares
  in lieu of interest              25     2,470            345

Issuance of shares
  in November for cash
  (less issuance cost of $32)     280    28,000          2,488

Issuance of shares in
  November for debt conversion    328    32,851          4,600

Balance at December 31, 1995     $710    70,982        $17,428    $(13,501)










                            See accompanying notes.

                          HALLADOR PETROLEUM COMPANY
                         NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Hallador Petroleum Company and its wholly-owned subsidiaries, collectively referred to herein as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the exploration, development and production of oil and natural gas primarily in California. The Company also engages in the trading and acquisition of non-producing oil and gas mineral leases and fee-simple minerals in the Rocky
Mountain Region.

     The Company is a 92% partner in Santa Barbara Partners (SBP),a general partnership, and accounts for its investment using the proportionate consolidation method.

OIL AND GAS PROPERTIES
     The Company accounts for its oil and gas activities using the full-cost method of accounting. Accordingly, all costs associated with property acquisition, exploration and development of oil and gas reserves are capitalized in one cost center. Such costs are limited as required by the SEC.

     Depreciation, depletion and amortization of the cost center is computed on a composite units-of-production method based on estimated proved reserves attributable to the cost center. The amount of such amortization per equivalent barrel for 1995 and 1994 was $1.87 and $1.78, respectively.

     Unless a significant amount (generally 25% or more) of reserves is involved, gain or loss upon sale or disposition of proved oil and gas properties is not recognized; rather, the sales proceeds are credited to the full cost center.

STATEMENT OF CASH FLOWS

     All of the Company's short-term cash investments are of a highly liquid nature and are considered to be cash equivalents.

     Other than the 1995 related party debt conversion of $4.9 million, there were no significant non-cash activities during 1995 and 1994.

INCOME TAXES

     Income taxes are provided based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the future expected tax consequences of temporary differences between income tax and financial reporting and principally relate to differences in the tax basis of assets and liabilities and their reported amounts, using enacted tax rates in effect for the year in which differences are expected to reverse. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates.

(2) DEBT

     REORGANIZATION

     In late November 1995, the Company completed a reorganization. Through a private offering, the Company sold 28 million shares to an investor group affiliated with Dillon, Read & Co. Inc. for $2.8 million. Concurrently, the convertible debt and accrued interest due the Hardie family and certain others was converted to common stock at $.15 per share, resulting in 35.3 million shares being issued. The Hardie family owns over 53% of the common stock and the Dillon, Read group owns approximately 38%.

     Shares outstanding approximate 71 million; the Company plans to propose what will result in a 1 for 10 reverse split at the May 1996 annual meeting.
The Hardie family and Dillon, Read intend to vote for the reverse split, thus the proposal is assured of passing.

     TCW DEBT
     The South Cuyama Field (the "Field"), the Company's principal asset, is pledged by non- recourse debt to Trust Company of the West (TCW).
Eighty-five percent of the Company's share of cash flow from the property is pledged to service the TCW debt. Interest, at 9%, and principal are paid monthly.

(3)  INCOME TAXES

     The Company has the following tax carryforwards at December 31, 1995 (in thousands):


         Statutory depletion                           $ 3,500
         Tax net operating losses (NOLs),
            utilization limited
           (expires in 1999-2004)                        6,300
         Tax NOLs, utilization not limited
           (expires in 2005-2009)                        4,300


     The Company has fully reserved its net deferred tax asset account of approximately $3,000,000.

(4)  STOCK OPTIONS AND BONUS PLANS

     STOCK OPTION PLAN

     The Company currently maintains a stock option plan under which 7,500,000 options may be issued. As of December 31, 1995, there were 6,845,000 options granted at $.10 per share of which 4,117,000 are exercisable.
                                   19

     401-(k) PLAN

     The Company maintains a 401-(k) Plan which all full-time employees are able to participate in after six months of service. The Company matches dollar-for-dollar up to 4% of all employee contributions and vesting occurs immediately. The Company's contribution for 1995 and 1994 totalled $24,000 for each year.

     DEFERRED BONUS PLAN

     At present, Mr. Stabio, CEO, is the only participant in the deferred bonus plan. Bonuses are computed based on cash flow attributed to the South Cuyama Field. Bonuses accrued for 1995 and 1994 were approximately $25,000 and $39,000, respectively. As of December 31, 1995, the amounts owing Mr. Stabio are $127,000. The amounts owing will not be paid until the earliest to occur of the following: (i) termination of the participant's employment;
(ii) the merger of the Company into another entity or the sale by the Company of substantially all of its assets; or (iii) the exercise by a participant of any stock option issued by the Company which requires a payment by the participant of more than $100,000. The amounts accrued are unfunded and unsecured.

(5)  MAJOR CUSTOMERS
     Over 92% of the Company's revenue is attributable to the Field. For 1995 and 1994, the Field's oil production was sold to KOCH and the gas and NGLs were sold to ARCO.

(6)  OIL AND GAS RESERVE DATA (UNAUDITED)
     The following reserve estimates were prepared by independent petroleum engineers based on data supplied by management. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates.

     Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

     The following reserve quantity and value information have been reduced to reflect the 18% NPI in favor of TCW.

                      ANALYSIS OF CHANGES IN PROVED RESERVES
                                  (in thousands)

                                          Oil          Gas         NGLs
                                        (BBLs)        (MCF)       (BBLs)
                                        ------        -----       ------

Balance at December 31, 1993             3,287        6,792          718
  Revisions of previous estimates          195       (2,662)        (145)
  Production                              (235)        (527)         (51)
                                        ------       ------       ------
Balance at December 31, 1994             3,247        3,603          522
  Revisions of previous estimates           (9)      (1,450)           5
  Production                              (225)        (325)         (44)
                                        ------       ------        ------
Balance at December 31, 1995             3,013        1,828           483
                                        ======       ======        ======

There are no significant proved undeveloped reserves.

                                     20
      The following table sets forth a standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves (hereinafter referred to as "SMOG"). Future cash inflows were computed using December 31, 1995 and March 1996 product prices. The
Company is currently receiving a $.30 per barrel premium in California which management believes will continue indefinitely. This agreement can be canceled by the purchaser with 180 days notice. The $.30 premium was used in the preparation of the SMOG data for the life of the property. Future production costs represent the estimated future expenditures to be incurred in producing the reserves, assuming continuation of economic conditions existing at year end. Discounting the annual net cash inflows at 10% illustrates the impact of timing on these future cash inflows.

                                        1995*    1995     1994
                                       ------   ------   ------
                                    (in millions, except prices)

Future cash inflows                   $   67   $   57    $   63

Future cash outflows
 - production costs                      (40)     (40)      (40)
                                       -----    -----     -----
Future net cash flows (1)                 27       17        23

10% discount factor                      (11)      (7)      (10)
                                       -----    -----     -----
SMOG                                  $   16   $   10    $   13
                                       =====    =====     =====

Year-end oil price                             $15.91    $15.00
Year-end gas price                               1.61      1.75
Year-end NGLs prices                            13.05     14.70
March 28, 1996 oil price              $19.88
March 28, 1996 gas price
  (estimated)                           1.53
March 28, 1996 NGLs price
(estimated)                            11.76

 ______________
(1) Future tax deductions and NOLs are in excess of discounted future taxable income. * Based on March 28, 1996 prices. The Company is currently receiving a $0.30/barrel premium over postings for its oil. This agreement will continue indefinitely until further notice by the purchaser. The $1.53 gas price is management's best estimate.

        The following table summarizes the principal factors comprising the changes in SMOG:

                                                    1995        1994
                                                   ------      ------
                                                     (In millions)
   SMOG, beginning of period                        $ 13         $ 9

   Sales of oil and gas, net of production costs      (2)         (2)

   Net changes in prices and production costs          1           9

   Revisions of previous quantity estimates           (2)         (4)

   Accretion of discount                               1           1

   Changes in production rates and other              (1)
                                                      --          --
   SMOG, end of period                               $10         $13
                                                      ==          ==

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.
PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Items 9 through 12 is incorporated by reference from the Company's Proxy Statement for its 1996 Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission on or before April 29, 1996.

                              PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits (Management contracts or compensatory plans are indicated by an asterisk.)

      3.1 -- Restated Articles of Incorporation of Kimbark Oil and Gas Company, effective September 24, 1987. (1)

      3.2 -- Articles of Amendment to Restated Articles of Incorporation of Kimbark Oil & Gas Company, effective December 14, 1989, to effect change of name to Hallador Petroleum Company and to change the par value and number of authorized shares of common stock. (1)

      3.3 -- Amendment to Articles of Incorporation dated December 31, 1990 to effect the one-for-ten reverse stock split. (2)

      3.4 -- By-laws of Hallador Petroleum Company, effective November 9, 1993. (6)

     10.1 -- Composite Agreement and Plan of Merger dated as of July 17, 1989, as amended as of August 24, 1989, among Kimbark Oil & Gas Company, KOG Acquisition, Inc., Hallador Exploration Company and Harco Investors, with Exhibits A, B, C and D. (1)

     10.2 --  *Hallador Petroleum Company 1993 Stock Option Plan. (5)

     10.3 -- Agreement, dated September 18, 1991, among Cuyama Oil & Gas Company, Stream Energy, Inc. and Hallador Production Company, including Exhibit A, Agreement Regarding Term Loan Agreement, among Santa Barbara Partners, Hallador Production Company, Trio Petroleum, Inc., and Trust Company of the West, and Exhibit B, Assignment of Partnership Interest, between Cuyama Oil & Gas Company and Hallador Production Company. (3)

     10.4 -- Modifications to the TCW loan agreement were filed on a Form 8 Amendment dated April 24, 1992 to the 1991 Form 10-K. (4)

     10.5 --  *Hallador Petroleum Company Key Employee Bonus Compensation
               Plan. (5)

     10.6 --  First Amended Loan Agreement. (7)
     10.7 -- First Amended Loan Agreement with related parties dated September 30, 1992. (5)

     10.8 --  ARCO Gas Agreement. (7)

     10.9 --  ARCO NGL Agreement. (7)
     10.10--  KOCH Oil Contract. (7)

     10.11--  *First Amendment to the 1993 Stock Option Plan. (8)

     10.12--  *First Amendment to Key Employee Bonus Compensation Plan. (8)

     10.13--  Stock Purchase Agreement dated November 15, 1995. (8)

     21.1 --  List of Subsidiaries. (2)

     27.1 --  Financial Data Schedule. (8)

     (1) Incorporated by reference to the 1989 Form 10-K.
     (2) Incorporated by reference to the 1990 Form 10-K.
     (3) Incorporated by reference to Form 8-K dated October 15, 1991.
     (4) Incorporated by reference to the 1991 Form 10-K, as amended.
     (5) Incorporated by reference to the 1992 Form 10-KSB.
     (6) Incorporated by reference to the 1993 Form 10-KSB.
     (7) Incorporated by reference to the 1994 Form 10-KSB.
     (8) Filed herewith.

Stockholders may obtain a copy of any listed exhibit by writing to Teressa Jones, Secretary of the Company. Reasonable expenses will be charged for copies and postage.

(b)  Reports on Form 8-K.

  No reports on Form 8-K were filed during the 1995 fourth quarter.

                                 SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            HALLADOR PETROLEUM COMPANY


                            BY:/S/ VICTOR P. STABIO
                               --------------------
                               VICTOR P. STABIO, CEO


Dated:  March 28, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/ DAVID HARDIE          Chairman                    March 28, 1996
- -------------------
    DAVID HARDIE

/S/ VICTOR P. STABIO      CEO, Principal Financial    March 28, 1996
- --------------------      and Accounting Officer and
    VICTOR P. STABIO      Director


/S/ BRYAN LAWRENCE        Director                    March 28, 1996
- ---------------------
    BRYAN LAWRENCE