Form 10QSB
period 1996-03-31
HALLADOR PETROLEUM CO
filed 1996-05-14
CIK 788965

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


         303-839-5504                           FAX 303-832-3013
 (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2)
has been subject to such filing requirements for the past 90 days.   Yes [x].
No [ ].


     As of May 10, 1996 70,982,723 shares of the issuer's common stock were outstanding.


     This report contains 7 pages. The only exhibit is the Financial Data Schedule.

PART I.  FINANCIAL INFORMATION:


                         HALLADOR PETROLEUM COMPANY

                         Consolidated Balance Sheet
                              (in thousands)

                                          March 31,     December 31,
                                            1996           1995 *
                                        ------------   -------------
ASSETS
- ------
Current assets:
  Cash and cash equivalents                $   3,742      $  3,459
  Accounts receivable-
    Oil and gas sales                            429           419
    Well operations                              282           331
    Insurance claim received in January                        114
                                            --------       -------
         Total current assets                  4,453         4,323
                                            --------       -------
Oil and gas properties (full cost
  accounting), at cost:
    Evaluated properties                      39,645        39,562
    Less - accumulated depreciation,
      depletion, amortization                (32,259)      (32,118)
                                            --------       -------
                                               7,386         7,444
                                            --------       -------
Other assets                                     160           159
                                            --------       -------
                                           $  11,999      $ 11,926
                                            ========       =======

*Derived from the Form 10-KSB.



                          See accompanying notes.

                         HALLADOR PETROLEUM COMPANY

                         Consolidated Balance Sheet
                               (in thousands)

                                          March 31,     December 31,
                                            1996           1995 *
                                        ------------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable and
    accrued liabilities                    $     210      $    185
  Oil and gas sales payable                      104            39
  Debt with recourse only to
    the South Cuyama Field                       611           670
                                            --------       -------
         Total current liabilities               925           894
                                            --------       -------
  Debt with recourse only to the
  South Cuyama Field                           6,084         6,203
                                            --------       -------

Deferred Bonus Plan                              136           127
                                            --------       -------
Other                                             65            65
                                            --------       -------

Stockholders' equity:
  Common stock, $.01 par value;
    100,000,000 shares authorized;
    70,982,723 shares issued                    710            710
  Preferred stock, $.10 par value;
    10,000,000 shares authorized;
    no shares issued
Additional paid-in capital                    17,428        17,428
Accumulated deficit                          (13,349)      (13,501)
                                             -------       -------
                                               4,789         4,637
                                             -------        ------
                                            $ 11,999      $ 11,926
                                             =======       =======

*Derived from the Form 10-KSB.

                           See accompanying notes.

                         HALLADOR PETROLEUM COMPANY

                    Consolidated Statement of Operations
                               (in thousands)

                                                Three months ended
                                                     March 31,
                                                ------------------
                                                  1996      1995
                                                --------  --------
Revenue:
  Oil                                           $    970  $    884
  Gas                                                 80       150
  NGLs                                               128       140
  Interest                                            53         8
  Other                                               35
                                                 -------   -------
                                                   1,266     1,182
                                                 -------   -------
Costs and expenses:
  Lease operating                                    727       721
  Depreciation, depletion and
    amortization                                     141       156
  General and administrative                          89        88
  Interest                                           157       237
                                                 -------   -------
                                                   1,114     1,202
                                                 -------   -------
  Net income (loss)                             $    152  $    (20)
                                                 =======   =======

Per share amounts are not meaningful.



                           See accompanying notes.

                         HALLADOR PETROLEUM COMPANY

                    Consolidated Statement of Cash Flows
                               (in thousands)

                                                Three months ended
                                                     March 31,
                                                ------------------
                                                  1996      1995
                                                --------  --------
Cash flows from operating activities            $    544  $    369
                                                 -------   -------
Cash flows used in investing activities:
  Additions to oil and gas properties                (30)      (33)
  Unproved properties                                (53)
                                                 -------   -------
    Net cash (used in) investing activities          (83)      (33)
                                                 -------   -------
Cash flows used in financing activities:
  Repayments of debt                                (178)     (137)
                                                 -------   -------
Net increase in cash and cash equivalents            283       199
Cash and cash equivalents, beginning of period     3,459       438
                                                 -------   -------
Cash and cash equivalents, end of period        $  3,742  $    637
                                                 =======   =======

NOTES TO FINANCIAL STATEMENTS


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

            The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's December 31, 1995 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

                         HALLADOR PETROLEUM COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     Properties Sold in July
     -----------------------

     In July 1995, the Company sold substantially all its Texas properties for $354,000. LOE for these properties in the first quarter of 1995 was $30,000. Oil and gas revenue for these properties in the first quarter of 1995 were $26,000 and $29,000, respectively. Oil and gas sales volume for these properties for the period were 1,589 barrels and 17,757 MCF.

     Average product prices and volumes are set forth in the following table:

                         1996                         1995
               --------------------------  -------------------------
               Sales Volume Average Price Sales Volume Average Price
               ------------ ------------- ------------ -------------

Oil - barrels     55,696       $17.41        56,505       $15.64
Gas - MCF         52,945         1.51       102,271         1.46
NGLs- barrels      9,549        13.35        11,270        12.43

     Revenue increased due to higher interest income and nonrecurring refunds. Higher prices more than offset the decline in gas sales resulting from lower production levels and property sales.

     Interest expense decreased due to the conversion of the convertible debt in November 1995.

OUTLOOK FOR REMAINDER OF 1996

     Hedging
     -------

     The Company continues to evaluate hedging strategies for its oil production but has never entered into such actions and at this time does not expect to. As of May 9, 1996, the Company is receiving $19.00 per barrel for its California production as compared to an average price of $15.62 during the first quarter of 1995.

     Liquidity and Capital Resources
     -------------------------------

     Cash from operations is expected to enable the Company to meet its obligations as they become due through the next 12 months.

     Future Results of Operations
     ----------------------------

     Assuming stable production and prices, a profit is expected for the remaining nine months.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (27) Financial Data Schedule.

(b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.


                                  SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            HALLADOR PETROLEUM COMPANY



Date:  May 10, 1996         By: /s/ VICTOR P. STABIO
                                ---------------------
                                Victor P. Stabio
                                Chief Executive Officer and
                                Chief Financial Officer

                                Signing on behalf of the
                                registrant and as principal
                                financial and accounting officer.