Form 10QSB
period 1996-06-30
HALLADOR PETROLEUM CO
filed 1996-08-14
CIK 788965

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

                            Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended June 30, 1996

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

     As of August 12, 1996 7,095,000 shares of the issuer's common stock were outstanding.

     This report contains 9 pages.  Exhibit table on page 9.

PART I.  FINANCIAL INFORMATION:


                    HALLADOR PETROLEUM COMPANY
                    Consolidated Balance Sheet
                          (in thousands)


                                          June 30,     December 31,
                                            1996           1995 *
                                        ------------   -------------
ASSETS
- ------
Current assets:
  Cash and cash equivalents                $     926      $  3,459
  Marketable securities - available
    for sale                                   2,870
  Accounts receivable-
    Oil and gas sales                            380           419
    Well operations                              314           331
    Insurance claim received
      in January 1996                                          114
                                            --------       -------
         Total current assets                  4,490         4,323
                                            --------       -------
Oil and gas properties (full cost
  accounting), at cost:
    Evaluated properties                      39,681        39,562
    Less - accumulated depreciation,
      depletion, amortization                (32,402)      (32,118)
                                            --------       -------
                                               7,279         7,444
                                            --------       -------
Other assets                                     159           159
                                            --------       -------
                                           $  11,928      $ 11,926
                                            ========       =======

*Derived from the Form 10-KSB.





                      See accompanying notes.

                    HALLADOR PETROLEUM COMPANY

                    Consolidated Balance Sheet
                          (in thousands)

                                          June 30,     December 31,
                                            1996           1995 *
                                          --------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and
    accrued liabilities                    $     230      $    185
  Oil and gas sales payable                       90            39
  Debt with recourse only to
    the South Cuyama Field                       574           670
                                            --------       -------
         Total current liabilities               894           894
                                            --------       -------

Debt with recourse only to the
  South Cuyama Field                           5,861         6,203
                                            --------       -------
Deferred Bonus Plan                              147           127
                                            --------       -------
Other                                             65            65
                                            --------       -------

Stockholders' equity:
  Common stock, $.01 par value;
    100,000,000 shares authorized;
    7,145,000 (post split) shares
      issued and 70,982,723 (pre-split)
        shares issued                             71           710
  Preferred stock, $.10 par value;
    10,000,000 shares authorized;
    no shares issued
Additional paid-in capital                    18,064        17,428
Accumulated deficit                          (13,174)      (13,501)
                                            --------       -------
                                               4,961         4,637
                                            --------       -------
                                           $  11,928      $ 11,926
                                            ========       =======

*Derived from the Form 10-KSB.



                             See accompanying notes.

                            HALLADOR PETROLEUM COMPANY

                       Consolidated Statement of Operations
                     (in thousands, except per share amounts)

                              Six Months ended   Three months ended
                                  June 30,             June 30,
                               1996      1995      1996      1995
                             --------  --------  --------  --------
Revenue:
  Oil                       $  2,038  $  1,875  $  1,068  $    991
  Gas                            155       279        75       129
  NGLs                           245       258       117       118
  Interest                       104        18        51        10
  Other                           35
                             -------   -------   -------   -------
                               2,577     2,430     1,311     1,248
                             -------   -------   -------   -------

Costs and expenses:
  Lease operating              1,411     1,507       684       786
  Depreciation, depletion
    and amortization             284       321       143       165
  General and
    administrative               248       189       159       101
  Interest                       307       470       150       233
                             -------   -------   -------   -------
                               2,250     2,487     1,136     1,285
                             -------   -------   -------   -------
  Net income (loss)         $    327  $    (57) $    175  $    (37)
                             =======   =======   =======   =======

Net per share amounts*      $    .05      (.07) $    .02      (.05)
                             =======   =======   =======   =======
Weighted average shares
  outstanding*                 7,145       766     7,145       766
                             =======   =======   =======   =======

* The 1995 amounts have been restated to reflect the May 29, 1996 stock split.





                             See accompanying notes.

                            HALLADOR PETROLEUM COMPANY

                      Consolidated Statement of Cash Flows
                                (in thousands)


                                                 Six months ended
                                                     June 30,
                                                  1996      1995
                                                --------  --------

Cash flows from operating activities            $    894  $    473

Cash flows used in investing activities:
  Marketable securities                           (2,870)
  Additions to oil and gas properties                (34)      (54)
  Additions to unproved properties                   (85)
    Net cash (used in) investing activities       (2,989)      (54)

Cash flows used in financing activities:
  Repayments of debt                                (438)     (225)

Net increase (decrease) in cash and
  cash equivalents                                (2,533)      194

Cash and cash equivalents, beginning of period     3,459       438

Cash and cash equivalents, end of period        $    926  $    632


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

                    HALLADOR PETROLEUM COMPANY

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     PROPERTIES SOLD IN JULY

     In July 1995, the Company sold substantially all its Texas properties for $354,000. LOE for these properties for the six-month period ended June 30, 1995 was approximately $44,000. LOE for the three month period ended June 30, 1995 was approximately $21,000. Sales volumes and values are set forth in the following tables:

                  Six Month Sales          Second Quarter Sales
                       1995                        1995
                Volume       Value          Volume       Value
                ------       -----          ------       -----
Oil-barrels     2,955       $50,713          1,366       $24,400
Gas-MCF        34,486        56,391         16,729        27,327

     YEAR-TO-DATE COMPARISON

      Average product prices and volumes are set forth in the following table:

                          1996                         1995
               Sales Volume  Average Price  Sales Volume  Average Price
               ------------  -------------  ------------  -------------
Oil - barrels     110,715      $18.41         114,990       $16.30
Gas - MCF         110,980        1.40         193,210         1.45
NGLs- barrels      19,820       12.37          22,280        11.59


     Revenue increased due to a higher average oil price, interest income and non-recurring refunds. Higher prices more than offset the decline in gas sales resulting from lower production levels and property sales.

     General and administrative expenses increased due to annual meeting expenses of $15,000, non-recurring expenses of $16,000 and state taxes of $18,000. The Company did not have an annual meeting in 1995 and state taxes were insignificant.

     Interest expense decreased due to the conversion of the convertible debt in November 1995.

     QUARTER-TO-DATE COMPARISON

     Revenue and general and administration increased to due the reasons stated above.

The table below provides sales data and average prices for the the second quarters.

                          1996                         1995
               Sales Volume  Average Price  Sales Volume  Average Price
               ------------  -------------   -----------  --------------
Oil - barrels      55,020      $19.41            58,485      $16.94
Gas - MCF          58,034        1.30            90,939        1.43
NGLs- barrels      10,272       11.46            11,010       10.73


OUTLOOK FOR REMAINDER OF 1996
     HEDGING

     The Company continues to evaluate hedging strategies for its oil production but has never entered into such actions and at this time does not expect to. As of August 12, 1996, the Company is receiving $18.82 per barrel for its California production.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash from operations and available funds will enable the Company to meet its obligations, commitments and capital expenditures as they become due through the next 12 months.

     FUTURE RESULTS OF OPERATIONS

     Assuming stable production and prices, a small profit is expected for the remaining six months.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Shareholders' meeting was held on May 29, 1996. All of the Company's directors were elected, the amendment to the 1993 Stock Option Plan was approved and adopted, the 100 for 1 reverse split followed by the 10 for 1 forward split was approved and effected.

     Total shares outstanding were 71,485,755 and total shares represented by proxy were 61,576,650 presenting 86.14% outstanding shares voted. No shares were represented in person. Below is a table showing the voting results:


                                         Common Stock

Proposal #1-Election of Directors

Cortlandt S. Dietler       For            61,575,684
                           Withheld              966

David Hardie               For            61,575,684
                           Withheld              966

Steven Hardie              For            61,575,684
                           Withheld              966


Bryan H. Lawrence          For            61,575,684
                           Withheld              966


Victor P. Stabio           For            61,575,684
                           Withheld              966

Proposal #2 - To adopt and ratify amendment No. 1 to the Stock Option
Plan

                           For            61,347,058
                           Against            12,622
                           Abstain               955
                           Not Voted         216,015

Proposal #3 - To amend the Company's Articles of Incorporation to effect a 100 for 1 reverse split of the Company's common stock followed by a 10 for 1 forward split of the Company's common stock.

                            For             61,574,036
                            Against              2,153
                            Abstain                441
                            Not Vote                20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Ex-27 Financial Data Schedule; EDGAR filing only.

     Ex-3.(i) Articles of Incorporation
     Ex-3.(ii) Amendment to the Articles of Incorporation filed 12/14/89 Ex-3.(iii) Amendment to the Articles of Incorporation filed 12/30/90 Ex-3.(iv) Amendment to the Articles of Incorporation filed 5/29/96

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.


                             SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            HALLADOR PETROLEUM COMPANY



Date:  August 12, 1996       By: /s/ VICTOR P. STABIO
                                Victor P. Stabio
                                Chief Executive Officer and
                                Chief Financial Officer

                                Signing on behalf of the
                                registrant and as principal
                                financial and accounting officer.