Form 10QSB
period 1996-09-30
HALLADOR PETROLEUM CO
filed 1996-11-14
CIK 788965

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       Commission File Number 0-14731

                        HALLADOR PETROLEUM COMPANY
-------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


           COLORADO                                   84-1014610
--------------------------------                  ------------------
 (State or other jurisdiction of                   (IRS Employer
incorporation or organization)                  Identification No.)


1660 Lincoln St., Suite 2700, Denver, Colorado          80264
--------------------------------------------------------------------
              (Address of principal executive offices)


         303-839-5504                           FAX 303-832-3013
--------------------------------------------------------------------
                         (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]  No [ ]

     As of November 13, 1996 7,094,000 shares of the issuer's common stock were outstanding.

     This report contains 8 pages.  There are no exhibits.

PART I.  FINANCIAL INFORMATION:


                         HALLADOR PETROLEUM COMPANY

                         Consolidated Balance Sheet
                               (in thousands)

                                       September 30,   December 31,
                                            1996          1995 *
                                       -------------  -------------

ASSETS
------
Current assets:
  Cash and cash equivalents                $     831      $  3,459
  Interest-bearing securities
    available for sale                         2,831
  Accounts receivable-
    Oil and gas sales                            496           419
    Well operations                              275           331
    Insurance claim received
      in January 1996                                          114
    Accrued interest                              24
                                            --------       -------
         Total current assets                  4,457         4,323
                                            ________       _______
Oil and gas properties (full cost
  accounting), at cost:
    Unproved properties                          475           245
    Evaluated properties                      39,447        39,317
    Less - accumulated depreciation,
      depletion, amortization                (32,543)      (32,118)
                                            ________       _______
                                               7,379         7,444
                                            --------       -------
Other assets                                     162           159
                                            --------       -------
                                           $  11,998      $ 11,926
                                            ========       =======

                        *Derived from the Form 10-KSB.

                             See accompanying notes.

                        HALLADOR PETROLEUM COMPANY

                         Consolidated Balance Sheet
                               (in thousands)

                                        September 30,  December 31,
                                            1996          1995 *
                                        ------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and
accrued liabilities                    $     247      $    185
  Oil and gas sales payable                       76            39
  Debt with recourse only to
    the South Cuyama Field                       650           670
                                            --------       -------
         Total current liabilities               973           894
                                            --------       -------
Debt with recourse only to the
  South Cuyama Field                           5,553         6,203
                                            --------       -------
Deferred Bonus Plan                              158           127
                                            --------       -------
Other                                             65            65
                                            --------       -------
Stockholders' equity:
  Preferred stock, $.10 par value;
    10,000,000 shares authorized;
    no shares issued
  Common stock, $.01 par value;
    100,000,000 shares authorized;
    7,094,000 (post split) shares
      issued and 70,982,723 (pre-split)           71           710
Additional paid-in capital                    18,063        17,428
Accumulated deficit                          (12,885)      (13,501)
                                             -------       -------
                                               5,249         4,637
                                             -------       -------
                                            $ 11,998      $ 11,926
                                             =======       =======

*Derived from the Form 10-KSB.


                             See accompanying notes.

                                       3
PAGE

                            HALLADOR PETROLEUM COMPANY

                      Consolidated Statement of Operations
                    (in thousands, except per share amounts)

                             Nine months ended   Three months ended
                                September 30,       September 30,
                               1996      1995      1996      1995
                             --------  --------  --------  --------
Revenue:
  Oil                       $  3,105  $  2,717  $  1,067  $    843
  Gas                            235       368        80        88
  NGLs                           367       363       122       105
  Interest                       159        33        55        15
  Other                           39                   4
                             -------   -------   -------   -------
                               3,905     3,481     1,328     1,051
                             -------   -------   -------   -------

Costs and expenses:
  Lease operating              2,068     2,105       657       599
  Depreciation, depletion
    and amortization             425       460       141       139
  General and
    administrative               343       285        95        96
  Interest                       453       711       146       240
                             -------   -------   -------   -------
                               3,289     3,561     1,039     1,074
                             -------   -------   -------   -------
Net income (loss)           $    616  $    (80) $    289  $    (23)
                             =======   =======   =======   =======
Net per share amounts*      $    .09  $   (.10) $    .04  $   (.03)
                             =======   =======   =======   =======
Weighted average shares
  outstanding*                 7,094       766     7,094       766
                             =======   =======   =======   =======


* The 1995 amounts have been restated to reflect the May 29, 1996 stock split.



                           See accompanying notes.

                                      4
PAGE

                          HALLADOR PETROLEUM COMPANY

                    Consolidated Statement of Cash Flows
                              (in thousands)

                                                Nine months ended
                                                   September 30,
                                                  1996      1995
                                                --------  --------
Cash flows from operating activities            $  1,233  $    746
                                                 -------   -------
Cash flows used in investing activities:
  Marketable securities                           (2,831)
  Proceeds from property sales                                 354
  Additions to oil and gas properties                (42)     (118)
  Additions to unproved properties                  (318)
                                                 -------   -------
    Net cash (used in) investing activities       (3,191)      236
                                                 -------   -------
Cash flows used in financing activities:
  Repayments of debt                                (670)     (400)
                                                 -------   -------
Net increase (decrease) in cash and
  cash equivalents                                (2,628)      582
Cash and cash equivalents, beginning of period     3,459       438
                                                 -------   -------
Cash and cash equivalents, end of period        $    831  $  1,020
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

                         HALLADOR PETROLEUM COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     Properties Sold in July 1995
     ----------------------------

     In July 1995, the Company sold substantially all its Texas properties for $354,000. LOE for these properties for the six-month period ended June 30, 1995 was approximately $44,000. Sales data for the six-months are set forth in the following table:

                 Six Month Sales
                       1995
                Volume       Value
                ------       ------
Oil-barrels     2,955       $50,713
Gas-MCF        34,486        56,391


     Year-to-date Comparison
     -----------------------

                         1996                         1995
               Sales Volume Average Price Sales Volume Average Price
               ------------ ------------- ------------ -------------
Oil - barrels     165,077      $18.81        169,220      $16.06
Gas - MCF         152,781        1.54        262,155        1.40
NGLs- barrels      29,841       12.30         33,177       10.95


     Revenue increased due to a higher average prices, interest income and non-recurring refunds. Higher prices more than offset the decline in gas sales resulting from lower production levels and the Texas property sale.

     General and administrative expenses increased due to annual meeting expenses of $15,000, non-recurring expenses of $16,000 and state taxes of $18,000. The Company did not have an annual meeting in 1995 and state taxes were insignificant.

     Interest expense decreased due to the conversion of the convertible debt in November 1995.

     Quarter-to-date Comparison
     --------------------------

                         1996                         1995
               Sales Volume Average Price Sales Volume Average Price
               ------------ ------------- ------------ -------------
Oil - barrels      54,362      $19.62         54,230      $15.54
Gas - MCF          41,802        1.92         68,945        1.28
NGLs- barrels      10,020       12.17         10,897        9.65


     Revenue increased due to the reasons stated above.

     During the third quarter $88,000 of unproved properties were deemed impaired and transferred to evaluated properties.

OUTLOOK FOR REMAINDER OF 1996

     Hedging
     -------
     The Company continues to evaluate hedging strategies for its oil production but has never entered into such actions and at this time does not expect to. As of November 12, 1996, the Company is receiving $20.25 per barrel for its California production.

     Liquidity and Capital Resources
     -------------------------------
     Cash from operations and available funds will enable the Company to meet its obligations, commitments and capital expenditures through the next 12 months.

     Future Results of Operations
     ----------------------------
     Assuming stable production and prices, a profit in the $250,000 range is forecasted for the fourth quarter. Management believes that current oil and gas production from the South Cuyama Field for the next twelve months will be maintained.

     Current Prospects
     -----------------
     The Company owns a 60% working interest (50% revenue interest) in a northern California joint venture operated by Colorado-based Sharon Energy, Ltd. Sharon trades on the Boston Stock Exchange ("SHA") and the Vancouver Stock Exchange ("SHY"). Through September 30, 1996, the Company has invested approximately $200,000. The joint venture has entered into a contract with Kemp Geophysical of Houston, Texas to undertake the acquisition of approximately 14 square miles of 3-D seismic on the Merlin Prospect in Glenn County. Data acquisition will be completed during 1996 with processing an interpretation expected in early 1997. The entire survey, including processing, is expected to cost $525,000. The Company's share will approximate $300,000, for a total investment in excess of $500,000.

     Ten potential drilling targets have been identified from existing
2-D seismic data. The 3-D survey will allow further evaluation of these targets and possibly add others. Operators in the area have achieved a better than 75% success rate using 3-D technology. Drilling is expected to commence next spring or summer. Management believes the prospect has potential for 10 to 30 BCF of gas reserves.

     The Company operates a second joint venture designed to build exploration prospects and acquire existing production in the Big Horn Basin of Wyoming. Blackstone Energy, Inc. of Red Lodge, Montana is providing technical support in exchange for an overriding royalty position. The 600-acre Hand Creek Field (currently shut in) in Hot Springs County was purchased in October 1996 for approximately $100,000. Existing wells within the field are currently being evaluated, and a new horizontal well or a horizontal kick off from an existing wellbore is planned for next spring. Additionally, the Company holds approximately 15,000 net and gross undeveloped acres in Washakie and Hot Springs Counties at a cost of $80,000.
PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Ex-27    Financial Data Schedule; EDGAR filing only.

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                  SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            HALLADOR PETROLEUM COMPANY



Date:  November 13, 1996     By:/s/Victor P. Stabio
                                -------------------
                                Victor P. Stabio
                                Chief Executive Officer and
                                Chief Financial Officer

                                Signing on behalf of the
                                registrant and as principal
                                financial and accounting officer.