Form 10KSB40
period 1996-12-31
HALLADOR PETROLEUM CO
filed 1997-03-28
CIK 788965

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      FORM 10-KSB

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                           Commission file number: 0-14731

                              HALLADOR PETROLEUM COMPANY
                    (Name of small business issuer in its charter)

           COLORADO                                          84-1014610
(State or other jurisdiction of                          (I.R.S. Employer
 corporation or organization)                           Identification No.)

1660 Lincoln Street, Suite 2700, Denver, Colorado      80264-2701
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number:     303.839.5504        FAX  303.832.3013

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under to Section 12(g) of the Exchange Act: Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes x No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year:  $5,438,000

As of March 27, 1997, approximately 7,093,150 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $765,000 based on the closing price of $1.75.

Exhibit table is on page 30.     DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                  TABLE OF CONTENTS

                            1996 FORM 10-KSB ANNUAL REPORT

                              HALLADOR PETROLEUM COMPANY

PART I:
   Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . 3

   Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . 6

   Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 9

   Item 4.   Submission of Matters to a Vote of Security Holders. . . . . 9

PART II:

   Item 5.   Market for Common Equity and Related Stockholder Matters. .  9


   Item 6.   Management's Discussion and Analysis or Plan of Operation. . 10

   Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . 15

   Item 8.   Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure . . . . . . . . . . . . . . . . . . 26

PART III:

   Item 9.   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act. . . . . . 26

   Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . 28

   Item 11.  Security Onwership of Certain Beneficial Owners and
             Management. . . . . . . . . . . . . . . . . . . . . . . . .  29

   Item 12.  Certain Relationships and Related Transactions . . . . . . . 30

PART IV:

   Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .30

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

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

Substantially all of the Company's revenue and reserves are attributable to the South Cuyama Field (the "Field") located in Santa Barbara County, California, approximately 75 miles southwest from Bakersfield, California. The Company owns 92% of Santa Barbara Partners (SBP), an Oklahoma general partnership, which has an 84% working interest (69% net revenue interest) in the Field subject to an 18% net profits interest, resulting in an approximate 63% working interest (52% net revenue interest). The Field's oil reserves consist primarily of light oil at 31 degree gravity.

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

Now that it is permissible to export Alaskan North Slope (ANS) crude oil to foreign countries, the Company believes California crude prices more fairly represent free market prices.

On February 10, 1996, the President signed into law a bill which authorizes the sale, within two years, of the Elk Hills Naval Petroleum Reserve located in Kern County, California. The Company believes the sale may result in a significant concentration of the ownership of the light crude oil used as blending stock for the heavy crude oil produced in the San Joaquin Valley. If such concentrations occur, it is possible the Company will experience a favorable impact on its oil prices.

The Field's natural gas is sold to Atlantic Richfield Company (ARCO) pursuant to a "spot market" contract which runs through December 31, 1997; thereafter it is expected the contract will revert to a 30-day evergreen. The average price per MCF received during 1996 was $1.80; the year-end price was $4.17 and the March 27, 1997 estimated price was $1.90.

NGLs are also sold to ARCO pursuant to a "spot market" contract which can be canceled by either party with 60 days notice. The average price per barrel received during 1996 was $14.10; the year-end price was $21.00 and the March 27, 1997 estimated price was $16.80.

At the present time, there is only one pipeline in the area. The loss of this outlet for the Company's natural gas could have an adverse affect on the Company's operations. There are other purchasers for the NGLs production.

The Field's oil is sold to KOCH Oil Company (KOCH) pursuant to a contract which pays a $.30 per barrel premium, cancelable by either party upon 180 days notice. The average price per barrel received during 1996 was $19.51; the year-end price was $22.18, and the March 27, 1997 price was $19.60. The loss of KOCH would not have an adverse effect on the Company's operations as there are several other companies competing to purchase the oil.

COMPETITION

The oil and gas industry is highly competitive. The Company encounters competition from major and independent oil companies in acquiring economically desirable producing properties, drilling prospects, and even the equipment and labor needed to drill, operate and maintain its properties. Competition is intense with respect to the acquisition of producing and partially developed properties. The Company competes with companies having financial resources and technical staffs significantly larger than its own. The Company does not own refining or retail outlets and has minimal control over the prices of its products. Generally, higher costs, fees and taxes assessed at the producer level cannot be passed on to the Company's customers.

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

Although it is not fully insured against all environmental and other risks, the Company maintains insurance coverage which it believes is customary in the industry. The Company is not aware of any environmental claims which could have a material impact upon the Company's financial condition. Compliance with federal, state, regional and local provisions relating to protection of the environment have an impact on the Company. During 1996, the aggregate amount incurred by the Company to comply with environmental regulations was $151,000. The Company estimates that such expenditures for 1997 and for each year thereafter in the foreseeable future will be approximately $158,000. The Company will continue to use its best efforts to comply with all applicable environmental laws and regulations. See MD&A for a discussion regarding possible electrification of the Field.

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

The Company has 23 employees; five are located at its executive office in Denver and 18 are located at the Field in New Cuyama, California. The Company also engages independent consulting petroleum engineers, environmental professionals, geologists, geophysicists, landmen and attorneys on a fee basis.

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

PROVED OIL AND GAS RESERVES

Information concerning estimates of the Company's reserves is set forth in
Note 6 to the financial statements. The Company's reserve estimates for the Field were prepared by the Midland, Texas office of Williamson Petroleum Consultants, Inc. (Williamson). No independent reserve report was prepared for the Company's other immaterial properties. All of the Company's oil and gas reserves are located onshore.

REVISIONS TO NATURAL GAS AND NGL RESERVES

See Item 6 - Management's Discussion and Analysis.

THE SOUTH CUYAMA FIELD

Discovered in 1949 in the Cuyama Valley, Santa Barbara County, California, the Field became the largest oil field found to date in the valley. The Field is located 75 miles southwest from Bakersfield. By 1951, the field contained 200 wells producing 40,000 barrels of oil per day. Gas production peaked in 1963 at 125,000 MCFD.

Since inception, the Field is estimated to have produced and sold over 214 million barrels of crude oil. March 1997 production to the 100% averaged (i) 1,011 barrels per day (ii) 1,472 MCFD, of which 231 MCFD are being sold; the difference of 1,241 MCFD is consumed in field operations and shrinkage associated with NGL extraction and (iii) 119 barrels per day of NGLs. Currently, there are 88 producing wells in the Field and 170 inactive wells. The wells produce from a depth range of 3,900 to 4,700 feet.

The remaining recoverable oil reserves assigned to the Field are less than 2.5% of the original recoverable oil reserves in place. The current oil production levels approximate less than 3% of the peak production levels experienced in the 1950s. Due to the enormity of the original oil reserves in place and the complexity of the reservoir, it is not unreasonable to assume that the estimated remaining oil reserves could be understated by a factor of 1% of the original recoverable oil reserves in place. If such were the case, the Company's share of these additional oil reserves would approximate 1 million barrels which translates to an additional $11 million (using March 1997 prices) in PV10 value before income taxes. However, caution is warranted in using this data because no such reserves have been assigned in the accompanying reserves estimates prepared by Williamson.

SALES, PRICE AND PRODUCTION COST

Product sales, average sales prices and average production costs per equivalent barrel of production are shown in the following table for each of the two years in the period ended December 31:

                                                1996     1995
                                                ----     ----
  Sales:
     Oil (MBLs). . . . . . . . . . .             220      225
     Gas (MMCF). . . . . . . . . .               197      325
     NGLs (MBLs) . . . . . . . . .                39       44

   Average Sales Price:
     Oil (per BBL) . . . . . . . .            $19.55   $15.87
     Gas (per MCF) . . . . . . . .              1.77     1.42
     NGLs (per BBL). . . . . . . .             13.61    11.10

  Average Production Cost (1). . ..           $ 9.18   $ 8.29


(1) Operating costs, including production tax, per equivalent barrel (six MCF of gas is equivalent to one barrel of oil). Lower gas production caused the increase in the average production cost.

PRODUCING WELLS IN THE FIELD

As of December 31, 1996, the Company has a working interest in 77 gross (49 net) oil wells and 11 gross (7 net) gas wells.

LEASEHOLD INTERESTS
The following table sets forth the gross and net acres of undeveloped oil and gas leases and lease options held by the Company as of March 27, 1997:

                     STATE              GROSS             NET
                    -------             -----            ------
                     Northern
                       California        4,504            4,365
                     Montana            48,702           33,405
                     North Dakota       34,201           20,495
                     Wyoming            31,153           30,237
                                       -------           ------
                       Total           118,560           88,502
                                       =======           ======

The Company has an interest in 2,504 gross (2,001 net) developed acres in the Field.

DRILLING ACTIVITY

See Item 6 - MD&A for a discussion of current drilling activity.

No significant drilling activity occurred during 1996 and 1995.

ITEM 3.  LEGAL PROCEEDINGS: None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

                            PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's common stock is traded on the OTC Bulletin Board under the symbol "HPCO." The following table sets forth the high and low closing price for the periods indicated. In early June 1996, the Company reversed its stock 10 for 1. All prices shown below consider the split.

                                                   High        Low
     1997
        First quarter (through March 27)          $2.25       $1.38

     1996:
        First quarter                               .78         .78
        Second quarter                             1.50         .78
        Third quarter                              1.38         .75
        Fourth  quarter                             .75         .75

     1995:
        First quarter                              1.88         .63
        Second quarter                             1.80         .94
        Third quarter                               .94         .63
        Fourth quarter                             1.00         .63

The quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions and may not represent actual transactions.

During the last two years no dividends have been paid. The Company's Board of Directors has no present intention to pay dividends in the foreseeable future.

As of March 27, 1997 there were approximately 500 holders of record of the Company's common stock and the closing price was $1.75.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

The consolidated financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion. Substantially all of the Company's operations are attributable to the South Cuyama Field. The value of the Company depends ultimately on the estimated future cash flows from the Field. Management intends to maximize cash flow by increasing oil production and keeping operating expenses low. Future operations will also be affected by the results of the prospect development and exploration activity discussed below.

The profitability of the Company's operations in any particular accounting period will be directly related to: (i) prices, (ii) production, and (iii) lifting costs. Accordingly, the results of operations of the Company may fluctuate from period to period based on these factors, among others.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY

During 1996, management began purchasing undeveloped oil and gas properties. Substantially all of the leases have been purchased based on geological leads generated by consulting geologists and geophysicists.

Through December 31, 1996 and March 27, 1997, the Company has invested $711,000 and $1,400,000, respectively, in these activities. These costs, most of which represent high-risk, high-reward investments may or may not prove successful.

     SACRAMENTO BASIN - CALIFORNIA

The Company owns a 60% working interest (48% revenue interest) in a northern California joint venture operated by Colorado-based Sharon Energy, Ltd. Sharon trades on the Boston Stock Exchange (SHA) and the Vancouver Stock Exchange (SHY). The joint venture contracted with Kemp Geophysical of Houston, Texas to undertake the acquisition of approximately 14 square miles of 3-D seismic on the Merlin Prospect in Glenn County. Initial interpretation indicates there are up to six drillable prospects. The Company expects to spud the first well during May 1997. Operators in the area have achieved a better than 75% success rate using 3-D technology. Management believes each well has the potential for two to four BCF.

     BIG HORN BASIN - WYOMING

The Company operates a second joint venture designed to build exploration prospects and acquire existing production in the Big Horn Basin of Wyoming. Blackstone Energy, Inc. of Red Lodge, Montana is providing technical support in exchange for an overriding royalty position. The 600-acre Hand Creek Field (currently shut in) in Hot Springs County was purchased in October 1996. The Company has a 100% WI (80% NRI) in this prospect. Existing wells within the field are currently being evaluated, and a new horizontal well or a horizontal kick off from an existing wellbore is planned for late summer. Oil in place is estimated to be 9.5 million barrels and recovery of oil to date from the vertical wells is 119,000 barrels or 1.4%. A reservoir of this type with horizontal drilling could recover an additional 10% (950,000 barrels) of the original oil in place.

Several additional development and wildcat prospects are in various stages of development in the Big Horn Basin. Seismic has been purchased on several prospects, and the Company plans to shoot additional 2-D and 3-D seismic to further define the drillable locations on each prospect area.

     SOUTH CUYAMA FIELD

     COLGROVE PROJECT

During March 1997, the Company completed a drilling project in the Field.
The 84-35 well (previously shut in) was deepened 500 feet to 4,700 feet into the Colgrove formation. Production from the well commenced on March 15, 1997 and is producing 55 barrels of oil per day with no water. The cost to drill and complete the well to the 100% was $140,000. The Company is evaluating other infield locations and expects to deepen three to four additional Colgrove wells during 1997. Pending the success of these deepening projects, two new additional wells may be drilled at a cost of $300,000 per well. The Company has an 80% working interest (63% net revenue interest), subject to an 18% net profits interest to TCW.

     3-D

The Company is evaluating shooting 3-D seismic over the Field and certain nearby lands which could prove helpful in the Field's future development including water flooding and deeper drilling. The Company also believes other drillable prospects could be generated on undeveloped property which adjoins the Field. Pending evaluation, the Company plans to form a joint venture whereby an industry partner would pay a substantial cost of the project.

     WILLISTON BASIN, NORTH DAKOTA AND MONTANA

The Company is involved in several lease plays "on trend" with production in the Williston Basin. The leasehold is being purchased on geological and seismic leads with the intent of turning the acreage at a profit and retaining an overriding royalty or carried interest.

LIQUIDITY AND CAPITAL RESOURCES

  TCW DEBT

The South Cuyama Field (the "Field"), the Company's principal asset, is pledged by non-recourse debt to TCW. Eighty-five percent of the Company's share of cash flow from the property is pledged to service the TCW debt. Interest, at 9%, and principal are paid monthly. Using March 1997 prices, the Company expects to receive approximately $30,000 per month of the cash flow after payment to TCW.

Cash, short-term investments and cash to be provided from operations is expected to enable the Company to meet its obligations as they become due during the next several years.

RESULTS OF OPERATIONS

  1996 vs. 1995

Higher prices explain the revenue increase and more than offset the decline in gas sales resulting from lower production levels. Other than the expected natural decline in the Field's gas production, management does not expect further substantial downward revisions in gas reserves. See "Revisions to Natural Gas and NGL Reserves" below.

                        1996   1995                             1996     1995
   Sales:                              Average Sales Price:
     Oil (MBBLs)         220    225      Oil (per BBL)        $19.55   $15.87
     Gas (MMCF)          197    325      Gas (per MCF)          1.77     1.42
     NGLs (MBLs)          39     44      NGLs (per BBL)        13.61    11.10

General and administrative expenses increased due to annual meeting expenses of $15,000, non-recurring expenses of $16,000, state taxes of $18,000, and higher deferred bonus expense of $23,000. The Company did not have an annual meeting in 1995 and state taxes were insignificant. No annual meeting is planned for 1997.

Interest expense decreased due to the conversion of the convertible debt in November 1995.

  NONRECURRING ITEM RECORDED DURING THE 1995 FOURTH QUARTER

During the fourth quarter 1995, the Company accepted an offer for $150,000 from an insurance company representing the two hunters who were responsible for starting a brush fire in the Field during July 1994. The fire required the Company to close the Field for a few days, resulting in lost production, and to repair or replace certain damaged equipment. In December 1995 the Company received a $36,000 prepayment with the balance paid in January 1996. The $150,000 is reflected as a reduction in 1995 lease operating expense. Excluding the $150,000, the Company would have incurred a loss of $145,000 for 1995 as compared to a small profit of $5,000.

1997 OUTLOOK

Assuming no success from the current exploration projects, the Company projects 1997 net income to be substantially lower than 1996 reported net income due to declining prices and production.

  CALIFORNIA OIL PRICES

Now that it is permissible to export Alaskan North Slope (ANS) crude oil to foreign countries, the Company believes California crude prices more fairly represent free market prices.

On February 10, 1996, the President signed into law a bill which authorizes the sale, within two years, of the Elk Hills Naval Petroleum Reserve located in Kern County, California. The Company believes the sale may result in a significant concentration of the ownership of the light crude oil used as blending stock for the heavy crude oil produced in the San Joaquin Valley. If such concentrations were to occur, it is possible the Company will experience a favorable impact on its oil prices. As of March 27, 1997, the Company was receiving $19.60 for its California oil production, which may or may not continue throughout 1997.

  ENVIRONMENTAL

With gas prices generally trending up and electrical costs trending down (due to competition) the Company is evaluating electrification of the Field. An added benefit of electrifying the Field would be less regulations and fees to Santa Barbara County.

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

REVISIONS TO NATURAL GAS AND NGL RESERVES

During 1994, the natural gas reserves were significantly reduced; furthermore, during the 1995 second quarter management concluded to further reduce the gas reserves by 20% and another 20% reduction in gas reserves was taken during the 1995 fourth quarter. These changes in estimates resulted in a total downward revision to gas reserves from January 1, 1994 through December 31, 1995 of 60%.

In preparing the 1996 report, natural gas reserves were again revised downward by 56% compared to the January 1, 1996 reserve estimates. During January 1997, management concluded that all future gas production will come
primarily from gas associated with oil production.   Although some dry gas
from the original "gas cap" is being produced, the reserves associated with the "gas cap" are minimal. In view of the reduction in gas reserves, it was also concluded to reduce the NGL reserves by 38%.

HEDGING ACTIVITIES

The Company continues to evaluate hedging strategies for its oil production but has never entered into such transactions and at this time does not expect to.

INFORMATION PERTAINING TO THE COMPANY'S COMMON STOCK PRICE

Because of the limited trading of the Company's common stock on the OTC Bulletin Board, such prices may or may not reflect the fair market value. The following data is provided solely for informational purposes and is only one of many considerations that could be used in an investment decision relating to the Company's securities.

Due partially to the SEC's ceiling test under full-cost accounting rules, the Company has an accumulated deficit. Companies are prohibited from increasing or reinstating the carrying costs of their oil and gas properties when prices improve. If the Company was allowed to reinstate the carrying value of its oil and gas properties to the ceiling limit amount disclosed in Note 6 to the financial statements of $14 million (based on March 1997 prices), the Company's equity would increase by $6.5 million and the book value per share would increase to $1.73 from $.82. The fair value of the Company's oil and gas properties could vary significantly, either more or less, from the PV10 amount of $14 million.

ITEM 7.  FINANCIAL STATEMENTS




                       Report of Independent Public Accountants



To Hallador Petroleum Company:

We have audited the accompanying consolidated balance sheet of Hallador Petroleum Company as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallador Petroleum Company as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

/S/ ARTHUR ANDERSEN LLP

Denver, Colorado
March 18, 1997

                        HALLADOR PETROLEUM COMPANY
                        Consolidated Balance Sheet
                             (in thousands)


                                                       December 31,
                                                    1996          1995
                                                  -------       -------
       ASSETS
Current assets:
 Cash and cash equivalents                       $  2,898      $  3,459
 Short-term investments                               900
 Accounts receivable-
  Oil and gas sales                                   505           419
  Well operations                                     365           331
  Insurance claim                                                   114
                                                  -------       -------
    Total current assets                            4,668         4,323
                                                  -------       -------

Oil and gas properties (full cost accounting),
 at cost:
 Unproved properties                                  711           246
 Evaluated properties                              39,527        39,316
 Less - accumulated depreciation,
  depletion, amortization and impairment          (32,691)      (32,118)
                                                  -------       -------
                                                    7,547         7,444
                                                  -------       -------
Other assets                                          165           159
                                                  -------       -------
                                                 $ 12,380      $ 11,926
                                                  =======       =======












                                See accompanying notes.

                               HALLADOR PETROLEUM COMPANY
                               Consolidated Balance Sheet
                           (in thousands, except share data)





                                                       December 31,
                                                    1996          1995
                                                  -------       -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities        $    317      $    185
 Oil and gas sales payable                            169            39
 Debt with recourse only to the
  South Cuyama Field                                  590           670
                                                  -------       -------
  Total current liabilities                         1,076           894
                                                  -------       -------
Debt with recourse only to the
  South Cuyama Field                                5,231         6,203
                                                  -------       -------
Deferred Bonus Plan (Note 4)                          178           127
                                                  -------       -------
Other                                                 110            65
                                                  -------       -------
Stockholders' equity:
  Preferred stock, $.10 par value;
    10,000,000 shares authorized;
    no shares issued
  Common stock, $.01 par value;
    100,000,000 shares authorized;
    7,093,150 (post-split) shares
   issued and 70,982,723 (pre-split)                   71           710
  Additional paid-in capital                       18,061        17,428
  Accumulated deficit                             (12,347)      (13,501)
                                                  -------       -------
                                                    5,785         4,637
                                                  -------       -------
                                                 $ 12,380      $ 11,926
                                                  =======       =======

                               See accompanying notes.

                              HALLADOR PETROLEUM COMPANY
                           Consolidated Statement of Income
                         (in thousands, except per share data)



                                                  Year ended December 31,
                                                    1996          1995
                                                    ----          ----
Revenue:
  Oil                                              $4,295        $3,577
  Gas                                                 350           462
  NGLs                                                531           493
  Interest and other                                  262            46
                                                    -----         -----
                                                    5,438         4,578
                                                    -----         -----
Costs and expenses:
  Lease operating, net of insurance proceeds
  of $150 in 1995                                   2,678         2,684
  Depreciation, depletion
    and amortization                                  573           606
  General and administrative                          438           373
  Interest                                            595           910
                                                    -----         -----
                                                    4,284         4,573
                                                    -----         -----
Net income                                         $1,154        $    5
                                                    =====         =====
Net income per share                               $  .16        $ .001
                                                    =====         =====










                                See accompanying notes.

                             HALLADOR PETROLEUM COMPANY
                       Consolidated Statement of Cash Flows
                                  (in thousands)


                                                  Year ended December 31,
                                                     1996         1995
                                                     ----         ----
Cash flows from operating activities:
 Net income                                       $ 1,154       $     5
 Depreciation, depletion, and
  amortization                                        573           606
 Convertible debt interest paid in stock                            223
 Change in accounts receivable                        (13)         (109)
 Change in payables and accrued
  liabilities                                         265          (127)
  Other                                                (2)           (9)
                                                   ------        ------
  Net cash provided by operating activities         1,977           589
                                                   ------        ------
Cash flows from investing activities:
 Short-term investments                              (900)
 Evaluated properties                                (113)          (97)
 Unproved properties                                 (468)         (113)
 Proceeds from property sales                                       354
 Other assets                                          (5)            4
                                                   ------        ------
  Net cash provided by (used in)
    investing activities                           (1,486)          148
                                                   ------        ------
Cash flows from financing activities:
 Repayment of borrowings                           (1,052)         (484)
 Issuance of common stock, net                                    2,768
                                                   ------        ------
  Net cash provided by (used in)
    financing activities                           (1,052)        2,284
                                                   ------        ------
Net increase (decrease) in cash
  and cash equivalents                               (561)        3,021

Cash and cash equivalents, beginning of year        3,459           438
                                                   ------        ------
Cash and cash equivalents, end of year            $ 2,898       $ 3,459
                                                   ======        ======
Interest paid                                     $   595       $   687



                                See accompanying notes.

                              HALLADOR PETROLEUM COMPANY
               Consolidated Statement of Changes in Stockholders' Equity
                                   (in thousands)

                                                   Additional
                                   Common            Paid-in    Accumulated
                                   Stock    Shares  Capital      Deficit
                                   -----   --------  --------   -----------
Balance at December 31, 1994      $   77     7,661     $9,995    $(13,506)

Net income                                                              5

Issuance of shares
  in lieu of interest                 25     2,470        345

Issuance of shares
  in November for cash
 (less issuance cost of $32)         280    28,000      2,488

Issuance of shares in
  November for debt conversion       328    32,851      4,600
                                   -----   -------     ------     -------
Balance at December 31, 1995         710    70,982     17,428     (13,501)

Net income                                                          1,154

Other                                                      (6)

10-for-1 reverse split              (639)  (63,889)       639
                                   -----   -------     ------     -------
Balance at December 31, 1996      $   71     7,093    $18,061    $(12,347)
                                   =====   =======     ======     =======




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

The Company is a 92% partner in Santa Barbara Partners (SBP), a general partnership, and accounts for its investment using the proportionate consolidation method.

REVERSE SPLIT

During June 1996, the Company declared a 10-for-1 reverse stock split. All pertinent data has been retroactively adjusted to reflect the split.

OIL AND GAS PROPERTIES

The Company accounts for its oil and gas activities using the full-cost method of accounting. Accordingly, all costs associated with property acquisition, exploration and development of oil and gas reserves are capitalized in one cost center. Such costs are limited as required by the SEC.

Depreciation, depletion and amortization of the cost center is computed on a composite units-of-production method based on estimated proved reserves attributable to the cost center.
The amount of such amortization per equivalent barrel for 1996 and 1995 was $1.96 and $1.87, respectively.

Unless a significant amount (generally 25% or more) of reserves is involved, gain or loss upon sale or disposition of proved oil and gas properties is not recognized; rather, the sales proceeds are credited to the full cost center.

SHORT-TERM INVESTMENTS

These investments classified as available for sale, consist of U.S. Treasury obligations for which costs approximates market value.

STATEMENT OF CASH FLOWS

Cash equivalents include investments (primarily commercial paper) with maturities of three months or less from the date of purchase.

Other than the 1995 related party debt conversion of $4.9 million, there were no significant non-cash activities during 1996 and 1995.

INCOME TAXES

Income taxes are provided based on the liability method of accounting pursuant to FAS 109, Accounting for Income Taxes. The provision for income taxes is based on pretax financial taxable income. Deferred tax assets and liabilities are recognized for the future expected tax consequences of temporary differences between income tax and financial reporting and principally relate to differences in the tax basis of assets and liabilities and their reported amounts, using enacted tax rates in effect for the year in which differences are expected to reverse. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

(2) DEBT

   TCW DEBT

The South Cuyama Field (the "Field"), the Company's principal asset, is pledged by non-recourse debt to Trust Company of the West (TCW). Eighty-five percent of the Company's share of cash flow from the property is pledged to service the TCW debt. Interest, at 9%, and principal are paid monthly.

(3)  INCOME TAXES

The Company has the following tax carryforwards at December
31, 1996 (in thousands):

   Statutory depletion                                      $ 3,500
   Tax net operating losses (NOLs), utilization
     limited (expires in 1999-2003)                           6,300
   Tax NOLs, utilization not limited
     (expires in 2005-2010)                                   3,900

The Company has fully reserved its net deferred tax asset of approximately $3,200,000.

(4)  STOCK OPTIONS AND BONUS PLANS

     STOCK OPTION PLAN

In December 1995, the Company granted 620,000 options to its CEO and another 64,500 options to other employees at an exercise price of $1.00. Under the plan, 750,000 may be issued. The options vest 60% on grant date and the remainder equally over three years, resulting in 502,000 and 410,700 options exercisable at December 31, 1996 and 1995, respectively. Prior to the December 1995 grant, all options outstanding were out-of-the-money and all such options were canceled.

The Company accounts for its plans under APB 25, Accounting for Stock Issued to Employees. Had compensation cost for the plan been determined consistent with FAS 123, Accounting for Stock-Based Compensation, the Company's 1995 net income and earnings per share would have been reduced by $102,000 and $.01, respectively; the 1996 effect was immaterial.

At December 31, 1996, six employees and the CEO held options under the plan. During 1996, no options were granted, exercised nor forfeited. Furthermore, during 1995, no options were exercised nor forfeited.

The fair value of the options granted was $.24 per share using the Black-Scholes option pricing model with the following assumptions: risk-free rate of return of 5.4%, expected average life of five years and an expected volatility of 10%.

     401(K) PLAN

The Company maintains a 401(k) Plan which all full-time employees are able to participate after six months of service. The Company matches dollar-for-dollar up to 4% of all employee contributions and vesting occurs immediately. The Company's contributions for 1996 and 1995 were $27,000 and $24,000, respectively.

     DEFERRED BONUS PLAN

On October 1, 1996, the deferred bonus plan was amended. The bonus compensation pool now accrues interest, based on a 30 day market rate. At present, Mr. Stabio, CEO, is the only participant in the deferred bonus plan. Bonuses are computed based on cash flow attributed to the South Cuyama Field. Bonuses accrued for 1996 and 1995 were $51,000 and $25,000, respectively. As of December 31, 1996, the amounts owing Mr. Stabio are $178,000. The amounts owing will not be paid until the earliest to occur of the following: (i) termination of the participant's employment; (ii) the merger of the Company into another entity or the sale by the Company of substantially all of its assets; or (iii) the exercise by a participant of any stock option issued by the Company which requires a payment by the participant of more than $100,000. The amounts accrued are unfunded and unsecured.

(5)  MAJOR CUSTOMERS

Over 96% of the Company's revenue is attributable to the Field. For 1996 and 1995, the Field's oil production was sold to KOCH and the gas and NGLs were sold to ARCO.

(6)  OIL AND GAS RESERVE DATA (UNAUDITED)

The following reserve estimates were prepared by independent petroleum engineers based on data supplied by management. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates. For each of the past two years, the gas reserves had significant downward revisions.

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

The following reserve quantity and value information have been reduced to reflect TCW'S 18% NPI.

                            Analysis of Changes in Proved Reserves
                                        (in thousands)

                                      Oil            Gas           NGLs
                                     (BBLs)          (MCF)         (BBLs)
                                     ------          -----         ------
Balance at December 31, 1994          3,247          3,603            522
 Revisions of previous estimates         (9)        (1,450)             5
 Production                            (225)          (325)           (44)
                                      -----         ------           ----
Balance at December 31, 1995          3,013          1,828            483
 Revisions of previous estimates         40         (1,026)          (184)
 Production                            (220)          (197)           (39)
                                      -----         ------           ----
Balance at December 31, 1996          2,833            605            260
                                      =====         ======           ====

There are no significant proved undeveloped reserves.

The following table sets forth a standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves (hereinafter referred to as "SMOG"). Future cash inflows were computed using December 31, 1996, 1995 and March 27, 1997 product prices. The Company is currently receiving a $.30 per barrel premium in California which management believes will continue indefinitely. This agreement can be canceled by the purchaser with 180 days notice. The $.30 premium was used in the preparation of the SMOG data for the life of the property. Future production costs represent the estimated future expenditures to be incurred in producing the reserves, assuming continuation of economic conditions existing at year end. Discounting the annual net cash inflows at 10% illustrates the impact of timing on these future cash inflows.

                                       March 1997     1996       1995
                                       ----------    -----      -----
                                        (in millions, except prices)
Future cash inflows                      $   62     $   72     $   57

Future cash outflows -
 production costs                           (38)       (38)       (40)

Future income taxes                          (2)        (6)
                                          -----      -----      -----
Future net cash flows                        22         28         17

10% discount factor                          (8)       (11)        (7)
                                          -----      -----      -----
SMOG                                     $   14     $   17     $   10
                                          =====      =====      =====

Year-end oil price                                  $22.18     $15.91
Year-end gas price                                    4.17       1.61
Year-end NGLs prices                                 21.00      13.05
March 27, 1997 oil price                 $19.60
March 27, 1997 gas price (estimated)       1.90
March 27, 1997 NGLs price (estimated)     16.80

      The following table summarizes the principal factors comprising the changes in SMOG:

                                                    1996          1995
                                                    ----          ----
                                                      (In millions)
SMOG, beginning of period                            $10           $13
Sales of oil and gas, net of production costs         (2)           (2)
Net changes in prices and production costs            13             1
Revisions of previous quantity estimates              (4)           (2)
Accretion of discount                                  1             1
Change in income taxes                                (3)
Changes in production rates and other                  2            (1)
                                                      --            --
SMOG, end of period                                  $17           $10
                                                      ==            ==

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING - FINANCIAL DISCLOSURE: None

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DAVID HARDIE, 46, is the Chairman of the Board and has served as a director of the Company since July 1989. Mr. Hardie serves as a director of Freedom Communications Inc., Irvine, CA, a private company which publishes newspapers, magazines and operates television stations. He serves as a director for Pacific Grain Products, Inc., Woodland, CA, a private company which manufactures rice and grain products. He is a General Partner of Hallador Venture Partners, the General Partner of Hallador Venture Fund II. He also serves as a director and partner of other private entities which are owned by members of his family.

VICTOR P. STABIO, 49, the Company's only executive officer, is the President, Chief Executive Officer (CEO), Chief Financial Officer and a director of Hallador Petroleum Company. Mr. Stabio joined the Company on March 15, 1991 and was appointed President and CEO on March 20, 1991. Mr. Stabio has been active in the oil and gas business for the past 25 years. STEVEN HARDIE, 43, was appointed to the Board of the Directors on July 27, 1994. Mr. Hardie and David Hardie are brothers. For the last 13 years Mr. Hardie has been a self-employed film producer. He also serves as a director and partner of other private entities which are owned by members of his family.

CORTLANDT S. DIETLER, 75, has been a Director of the Company since November 1995. Since April 1995, he has been the Chief Executive Officer of TransMontaigne Oil Company and is Chairman of the Board. Mr. Dietler was the founder of Associated Natural Gas Corporation and he served as its Chairman and Chief Executive Officer until February 28, 1995. Mr. Dietler serves as a director of Forest Oil Corporation, Key Production Company, Grease Monkey Holding Corporation and PanEnergy
Corporation.

BRYAN H. LAWRENCE, 54, has been a Director of the Company since November 1995. He has been employed by Dillon, Read & Co. Inc., an investment banking firm (Dillon Read), since January 1966; and is currently a Managing Director. Mr. Lawrence also serves as a Director of Vintage Petroleum, Inc., D&K Wholesale Drug, Inc., Willbros Group, Inc., TransMontaigne Oil Company (U.S. public companies), Benson Petroleum Ltd. and Cavell Energy Corporation (Canadian public companies) and certain non-public companies in which affiliates of Dillon Read hold equity interests including Meenan Oil Co., Inc., Fintube Limited Partnership, Interenergy Corporation, PetroSantander Inc., Strega Energy Inc., and Savoy Energy L.D.

BOARD AND COMMITTEE INFORMATION

The Board of Directors of the Company held two meetings during 1996. Directors are not compensated for their services.

The Board of Directors has an Executive Committee consisting of David Hardie, Bryan Lawrence and Victor Stabio; no meetings were held during 1996. When the Board of Directors is not in session, the Executive Committee may exercise all the powers of the Board of Directors which may be delegated to a committee under Colorado law.

The Board of Directors has an Audit Committee consisting of David and Steven Hardie; no meetings were held during 1996. The Audit Committee's purpose is to oversee the Company's accounting and financial reporting policies and practices and to assist the Board in fulfilling its fiduciary corporate accountability responsibilities. The Company's independent public accountants periodically meet with the Audit Committee and always have unrestricted access directly to the Audit Committee members.

The Board of Directors has a Compensation Committee consisting of the two Hardie brothers and Mr. Lawrence; one meeting was held in 1996. The Compensation Committee generally is charged with administering, monitoring and evaluating the overall compensation policies of the Company.

All meetings had full attendance.

                          SUMMARY COMPENSATION TABLE

                                                             Long-term
                             Annual Compensation            Compensation
                    --------------------------------------  -------------
Name and                                      Other Annual    Securities
Principal                                     Compensation    Underlying
Position (3)        Year   Salary   Bonus (1)      (2)          Options
----------------    ----  --------  -------   -----------   -----------
Victor P. Stabio    1996  $103,000  $57,000    $3,600
President           1995    96,000   27,000     3,900       620,000
                    1994    86,000   36,000     3,400         5,746 (4)

(1) Includes amounts, payment of which is deferred, pursuant to the Key Employee Bonus Plan.
(2) Company's contribution to the 401(k) Plan.
(3) The Company has no other executive officers.
(4) These options were canceled in 1995.

No options were exercised during 1996. At December 31, 1996 Mr. Stabio had 455,000 exercisable and 165,000 unexercisable options; no options were in-the-money. Using the March 27, 1997 closing price of $1.75, the in-the-money exercisable options have a value of $341,000 and the unexercisable options have a value of $124,000.

CHANGE-IN-CONTROL ARRANGEMENTS

As of December 31, 1996, Mr. Stabio has accrued $178,000 pursuant to the Company's deferred bonus plan which on the merger of the Company into another entity or the sale by the Company of substantially all of its assets will become payable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth certain information, as of March 27, 1997, with respect to shares held or controlled by the Company's directors. This table should be read with the understanding that the Company's only executive officer is also a director and persons owning more than 5% of the outstanding shares are affiliated with one or more of the Company's directors. Except as noted below, all shares are owned directly, and the owner has sole voting and investment power with respect to such shares.

            Name                    No. Shares         % of Class (1)
______________________________      ____________       ______________
David Hardie and Steven Hardie       3,791,000               53
as Nominee for Hardie Family
Members (2)

Victor P. Stabio (3)                   520,000                7

Cortlandt S. Dietler (4)               100,000                1

Bryan H. Lawrence (5)                2,700,000               38

All directors as a group             7,111,000               94

(1) Based on total outstanding shares of 7,093,150 if no options are held by the named directors, or based on a pro forma calculation of the total outstanding shares including shares issued upon exercise of options held by the named director or by members of the named group. Beneficial ownership of certain of these shares has been, or is being, specifically disclaimed by certain directors in ownership reports filed with the SEC.

(2) The Hardie family business address is 740 University Avenue, Suite 110, Sacramento, CA 95825. Includes 2,157,098 shares held by David and Steven Hardie as nominee for Hardie Family Members; 298,316 shares held by Hallador, Inc., 392,871 shares held by Hardie Descendants Trust; 864,364 shares owned by the Intervivos Trust FBO Robert Hardie; and 78,610 shares owned by David Hardie.

(3) Includes 454,666 shares issuable upon the exercise of certain options through May 27, 1997 held by Mr. Stabio.

(4) Mr. Dietler's address is P. O. Box 5660, Denver, Colorado 80217. All shares are held by Pinnacle Engine Company LLC, wholly owned by Mr. Dietler.

(5) Mr. Lawrence's address is Dillon, Read & Co. Inc., 535 Madison Avenue, New York, New York 10022. Also includes 411,500 shares held by Yorktown Energy Partners II, L.P., 10,000 shares owned by Lexington Partners, and 2,278,500 shares owned by Dillon, Read & Co. Inc. of which Mr. Lawrence is affiliated.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Lawrence, one of the Company's directors, is a Managing Director of Dillon, Read & Co. Inc., an investment banking firm. On November 28, 1995, the Company sold 2.7 million shares to an investor group affiliated with Dillon, Read & Co. Inc. for $2.7 million. Concurrently, the convertible debt and accrued interest due the Hardie family and certain others was converted to common stock at $1.50 per share, resulting in 3.53 million shares being issued. During 1995, the Company paid interest to the Hardie family and their affiliates $329,000 in the form of common stock and $39,000 in cash. The Hardie family and their affiliates own approximately 53% of the common stock and the Dillon, Read group owns approximately 38%. Mr. Dietler, one the Company's directors, also purchased 100,000 shares for $100,000 November 28, 1995. All data above has been adjusted to reflect the 1996 10-for-1 reverse split.

                                   PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (Management contracts or compensatory plans are indicated by an asterisk.)

    3.1 --Restated Articles of Incorporation of Kimbark Oil and Gas Company, effective September 24, 1987. (1)

    3.2 --Articles of Amendment to Restated Articles of Incorporation of Kimbark Oil & Gas Company, effective December 14, 1989, to effect change of name to Hallador Petroleum Company and to change the par value and number of authorized shares of common stock. (1)

    3.3 --Amendment to Articles of Incorporation dated December 31, 1990 to effect the one-for-ten reverse stock split. (2)

    3.4 --By-laws of Hallador Petroleum Company, effective November 9, 1993.
          (6)

   10.1 --Composite Agreement and Plan of Merger dated as of July 17, 1989, as amended as of August 24, 1989, among Kimbark Oil & Gas Company, KOG Acquisition, Inc., Hallador Exploration Company and Harco Investors, with Exhibits A, B, C and D. (1)

   10.2 --Hallador Petroleum Company 1993 Stock Option Plan. (5)

   10.3 --Agreement, dated September 18, 1991, among Cuyama Oil & Gas Company, Stream Energy, Inc. and Hallador Production Company, including Exhibit A, Agreement Regarding Term Loan Agreement, among Santa Barbara Partners, Hallador Production Company, Trio Petroleum, Inc., and Trust Company of the West, and Exhibit B, Assignment of Partnership Interest, between Cuyama Oil & Gas Company and Hallador Production Company. (3)

   10.4 --Modifications to the TCW loan agreement were filed on a Form 8 Amendment dated April 24, 1992 to the 1991 Form 10-K. (4)

   10.5 --*Hallador Petroleum Company Key Employee Bonus Compensation Plan.
          (5)

   10.6 --ARCO Gas Agreement. (7)

   10.7 --ARCO NGL Agreement. (7)

   10.8 --KOCH Oil Contract. (7)

   10.9 --*First Amendment to the 1993 Stock Option Plan. (8)

   10.10--*First Amendment to Key Employee Bonus Compensation Plan. (8)

   10.11--Stock Purchase Agreement dated November 15, 1995. (8)

   10.12--*Second Amendment to Key Employee Bonus Compensation Plan. (9)

   21.1 --List of Subsidiaries. (2)

   27.1 --Financial Data Schedule. (10)

    (1) Incorporated by reference (IBR) to the 1989 Form 10-K.
    (2) IBR to the 1990 Form 10-K.
    (3) IBR to Form 8-K dated October 15, 1991.
    (4) IBR to the 1991 Form 10-K, as amended.
    (5) IBR to the 1992 Form 10-KSB.
    (6) IBR to the 1993 Form 10-KSB.
    (7) IBR to the 1994 Form 10-KSB.
    (8) IBR to the 1995 Form 10-KSB.
    (9) IBR to the September 30, 1996 Form 10-QSB.
   (10) Filed herewith.

Stockholders may obtain a copy of any listed exhibit by writing to Teressa Jones, Secretary of the Company. Reasonable expenses will be charged for copies and postage. 1995 and 1996 exhibits can also be obtained via EDGAR at the SEC's web site: www.sec.gov.

(b)  Reports on Form 8-K.
     No reports on Form 8-K were filed during the 1996 fourth quarter.

<PAGE 31>
                           SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   HALLADOR PETROLEUM COMPANY

                   BY:/S/ VICTOR P. STABIO, CEO
                      -------------------------
                          VICTOR P. STABIO, CEO



Dated:  March 27, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/ DAVID HARDIE          Chairman                  March 27, 1997
----------------------
    DAVID HARDIE


/S/ VICTOR P. STABIO      CEO, Principal Financial  March 27, 1997
-----------------------   and Accounting Officer
    VICTOR P. STABIO      and Director


/S/ BRYAN H. LAWRENCE     Director                  March 27, 1997
    --------------------
    BRYAN H. LAWRENCE