Form 10QSB
period 1997-03-31
HALLADOR PETROLEUM CO
filed 1997-05-15
CIK 788965

U.S. Securities and Exchange Commission
                              Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission File Number 0-14731

                           HALLADOR PETROLEUM COMPANY
       (Exact name of small business issuer as specified in its charter)


         COLORADO                                        84-1014610
 (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                    Identification No.)


         1660 Lincoln Street, Suite 2700, Denver, Colorado 80264
             (Address of principal executive offices)

      303-839-5504                                FAX:  303-832-3013
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2)
has been subject to such filing requirements for the past 90 days.   Yes [x]
No [ ]

As of May 14, 1997, 7,093,150 shares of the issuer's common stock were outstanding.

              This report contains 7 pages.  There are no exhibits.





PART I.  FINANCIAL INFORMATION:

HALLADOR PETROLEUM COMPANY
Consolidated Balance Sheet
(in thousands)

                                                March 31,     December 31,
                                                   1997           1996*
                                                ---------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                     $  2,323        $ 2,898
  Short-term investments                             900            900
  Accounts receivable-
    Oil and gas sales                                374            505
    Well operations                                  330            365
                                                 -------         -------
         Total current assets                      3,927          4,668
                                                 -------         -------
Oil and gas properties (full cost
  accounting), at cost:
  Unproved properties                              1,557            711
  Evaluated properties                            39,645         39,527
  Less - accumulated depreciation,
   depletion, amortization                       (32,825)       (32,691)
                                                 -------        -------
                                                   8,377          7,547
                                                 -------        -------
Other assets                                         174            165
                                                 -------        -------
                                                $ 12,478       $ 12,380
                                                 =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities      $    483       $    317
  Oil and gas sales payable                          126            169
  Debt with recourse only to the
    South Cuyama Field                               360            590
                                                 -------        -------
         Total current liabilities                   969          1,076
                                                 -------        -------
Debt with recourse only to the
    South Cuyama Field                             5,080          5,231
                                                 -------        -------
Deferred Bonus Plan                                  189            178
                                                 -------        -------
Other                                                110            110
                                                 -------        -------
Stockholders' equity:
  Preferred stock, $.10 par value;
   10,000,000 shares authorized;
   no shares issued
  Common stock, $.01 par value;
   100,000,000 shares authorized;
    7,093,150 shares issued                           71             71
Additional paid-in capital                        18,061         18,061
Accumulated deficit                              (12,002)       (12,347)
                                                 -------        -------
                                                   6,130          5,785
                                                 -------        -------
                                                $ 12,478       $ 12,380
                                                 =======        =======

*Derived from the Form 10-KSB.


See accompanying notes.

HALLADOR PETROLEUM COMPANY
Consolidated Statement of Income
(in thousands, except per share amounts)

                                                   Three months ended
                                                        March 31,
                                                    1997        1996
                                                  -------     -------
Revenue:
  Oil                                             $ 1,079     $   970
  Gas                                                  93          80
  NGLs                                                130         128
  Interest                                             43          53
  Other                                                            35
                                                   ------      ------
                                                    1,345       1,266
                                                   ------      ------
Costs and expenses:
  Lease operating                                     630         727
  Depreciation, depletion
    and amortization                                  134         141
  General and administrative                          107          89
  Interest                                            129         157
                                                   ------      ------
                                                    1,000       1,114
                                                   ------      ------
Net income                                        $   345     $   152
                                                   ======      ======
Net income per share                              $   .05     $   .02
                                                   ======      ======
Weighted average shares outstanding                 7,093       7,098
                                                   ======      ======













                            See accompanying notes.

                           HALLADOR PETROLEUM COMPANY
                      Consolidated Statement of Cash Flows
                                 (in thousands)

                                                   Three months ended
                                                        March 31,
                                                    1997        1996
                                                  -------     -------

Cash flows from operating activities              $   694     $   544
                                                   ------      ------
Cash flows used in investing activities:
  Short-term investments                                         (900)
  Additions to oil and gas properties                (124)        (30)
  Additions to unproved properties                   (764)        (53)
                                                   ------      ------
    Net cash (used in) investing activities          (888)       (983)
                                                   ------      ------
Cash flows used in financing activities:
  Repayments of debt                                 (381)       (178)
                                                   ------      ------

Net (decrease) in cash and cash equivalents          (575)       (617)

Cash and cash equivalents, beginning of period      2,898       3,459
                                                   ------      ------
Cash and cash equivalents, end of period          $ 2,323     $ 2,842
                                                   ======      ======

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

    The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's December 31, 1996 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


HALLADOR PETROLEUM COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Year-to-date Comparison
                           1997                          1996
                Sales Volume  Average Price   Sales Volume  Average Price
                ------------  -------------   ------------  -------------
Oil - barrels        51,635        $20.90          55,696        $17.41
Gas - MCF            30,313          3.08          52,945          1.51
NGLs- barrels         7,388         17.60           9,549         13.35

Revenue increased due to a higher average prices. Higher prices more than offset the decline in sales resulting from lower production levels.

Assuming no success from the current exploration activities, the Company projects 1997 net income to be lower than 1996 reported net income due to declining prices.

OUTLOOK FOR REMAINDER OF 1997

Prospect Development and Exploration Activity

The following discussion updates the "Management's Discussion and Analysis or Plan of Operation" contained under Item 6 of the 1996 Form 10-KSB and should be read in conjunction therewith.

Through March 31, 1997 and May 14, 1997, the Company has invested $1,557,000 and $1,807,000, respectively, in these activities. These costs, most of which represent high-risk, high-reward investments may or may not prove successful.

     Sacramento Basin - California

The first well is expected to spud May 14, 1997. The well will test the Forbes formation at a depth of 6,000 feet and will take six days to drill. Notwithstanding the results of the first well, two additional wells are planned to spud during the next thirty days. Dry-hole cost and completion cost for each well is expected to be $200,000, respectively. The Company has a 60% working interest in each well.

    Williston Basin, North Dakota and Montana

The Company entered into a joint venture (JV) which obtained five-year leases covering 30,000 net acres in North Dakota. The Company has invested approximately $500,000 for a 55% interest in the JV; the other party contributed seismic and geological studies for its 45% interest. The
Company is entitled to recoup its investment before the other joint venture partner shares in any profits. The Company plans to sell the acreage and retain an overriding royalty interest or carried working interest.


     Liquidity and Capital Resources

Cash, short-term investments and cash from operations is expected to enable the Company to meet its obligations as they come due during the next several years.

     California Oil Prices

As of May 14, 1997, the Company was receiving $18.00 for its California oil production which is $3 below the average price received for the first quarter of 1997 and about $1.50 below the average price received during the calendar year 1996. Furthermore, on May 1, 1997, KOCH, the Company's purchaser, advised that it no longer plans to pay the $.30 premium over postings which has been the arrangement for the last three years. The new lower pricing goes into effect November 1, 1997. The Company will attempt to find a new purchaser who will pay a higher price than that being proposed by KOCH.

     Environmental

The Company is moving forward with its plan to install electric submersible pumps in the South Cuyama Field (the "Field"). This entails replacing rod pumps, which are powered by natural gas, with submersible pumps which are powered by electricity. These pumps cost about $45,000 each. Management is studying a PG&E program (PG&E provides electricity to the Field) whereby the Company could be reimbursed by PG&E for half the cost of each pump.
Currently four pumps have been placed in service on a trial basis by the pump vendor. Pending the results of the trial period and the discussions with PG&E, 13 to 20 pumps may be placed in service; these 20 wells account for 65% of the Field's production. Some of the benefits of using electrical pumps are (i) an increase in natural gas revenue since gas is sold as opposed to being consumed in the Field, (ii) lower repair and maintenance expense, (iii) increased oil production because more water is being moved, and (iv) less emissions, which results in less environmental regulation and costs. The downside is the capital cost and the higher electricity bills; the advantages more than offset the disadvantages.

     Financing

The Company is negotiating with Dillon, Read & Co. Inc. with regards to an
additional cash investment.   Once an agreement is reached, disclosure will
be made in a Form 8-K.

     New Accounting Rules for EPS

In February 1997, FAS 128 dealing with earnings per share calculations was issued which will be effective for the 1997 Form 10-KSB. The adoption of this standard will not have a material effect on the Company's earnings per share calculation.

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Ex-27 -- Financial Data Schedule; EDGAR filing only.

(b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            HALLADOR PETROLEUM COMPANY



Date:  May 14, 1997             By:/s/Victor P. Stabio
                                       Victor P. Statio
                                       Chief Executive Officer and
                                       Chief Financial Officer

                                       Signing on behalf of the
                                       registrant and as principal
                                       financial and accounting officer.


