Form 10QSB
period 1997-06-30
HALLADOR PETROLEUM CO
filed 1997-08-15
CIK 788965

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                        Commission File Number 0-14731


                          HALLADOR PETROLEUM COMPANY
     (Exact name of small business issuer as specified in its charter)



        COLORADO                                      84-1014610
 (State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


         1660 Lincoln Street, Suite 2700, Denver, Colorado 80264
                  (Address of principal executive offices)


              303-839-5504                         FAX:  303-832-3013
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2)
has been subject to such filing requirements for the past 90 days.   Yes [x]
No [ ]


Shares outstanding as of  August 14, 1997: 7,093,150

This report contains eight pages and the exhibit index is on the last page.

PART I.  FINANCIAL INFORMATION:

                           HALLADOR PETROLEUM COMPANY
                           Consolidated Balance Sheet
                                 (in thousands)

                                                June 30,       December 31,
                                                  1997             1996*
                                               ----------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                     $  1,901         $  2,898
  Short-term investments                             500              900
  Accounts receivable-
    Oil and gas sales                                360              505
    Well operations                                  330              365
                                                --------         --------
          Total current assets                     3,091            4,668
                                                --------         --------
Oil and gas properties (full cost
  accounting), at cost:
  Unproved properties                              1,381              711
  Evaluated properties                            40,665           39,527
  Less - accumulated depreciation,
       depletion, amortization                   (32,977)         (32,691)
                                                --------         --------
                                                   9,069            7,547

 Other assets                                        185              165
                                                --------         --------
                                               $  12,345        $  12,380
                                                ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities     $     254        $     317
  Oil and gas sales payable                          174              169
  Debt with recourse only to the
    South Cuyama Field                               564              590
                                               --------          --------
         Total current liabilities                   992            1,076
                                                --------         --------
Debt with recourse only to the
  South Cuyama Field                               4,785            5,231
                                                --------          --------
Deferred bonus plan                                  195              178
                                                --------          --------
Other                                                110              110
                                                --------         --------
Stockholders' equity:
   Preferred stock, $.10 par value;
   10,000,000 shares  authorized;
   no shares issued Common stock,
   $.01 par value; 100,000,000
   shares authorized; 7,093,150
   shares issued                                      71               71

Additional paid-in capital                        18,061           18,061
Accumulated deficit                              (11,869)         (12,347)
                                                --------         --------
                                                   6,263            5,785
                                               --------          --------
                                              $  12,345         $  12,380
                                                ========         ========

*Derived from the Form 10-KSB.

                            See accompanying notes.

                           HALLADOR PETROLEUM COMPANY
                        Consolidated Statement of Income
                   (in thousands, except per share amounts)

                             Six months ended     Three months ended
                                 June 30,               June 30,
                             1997        1996       1997       1996
                            ------      ------     ------     ------
Revenue:
  Oil                      $  2,029     $  2,038   $   950    $  1,068
  Gas                           167          155        74          75
  NGLs                          221          245        91         117
  Interest                       86          104        43          51
  Other                                       35
                            -------      -------    ------     -------
                              2,503        2,577     1,158       1,311
                            -------      -------    ------     -------

Costs and expenses:
  Lease operating             1,282        1,411       652         684
  Depreciation, depletion
    and amortization            286          284       152         143
  General and
    administrative              203          248        96         159
  Interest                      254          307       125         150
                            -------      -------    ------     -------
                              2,025        2,250     1,025       1,136
                            -------      -------    ------     -------
Net income                 $    478     $    327   $   133    $    175
                            =======      =======    ======     =======
Net income per share       $    .07     $    .05   $   .02    $    .02
                            =======      =======    ======     =======
Weighted average shares
 outstanding                  7,093        7,145     7,093       7,145
                            =======      =======    ======     =======




                            See accompanying notes.

                           HALLADOR PETROLEUM COMPANY
                      Consolidated Statement of Cash Flows
                                 (in thousands)

                                                   Six months ended
                                                       June 30,
                                                   1997        1996
                                                  ------      ------
Cash flows from operating activities              $   893    $   894
                                                   ------     ------
Cash flows used in investing activities:
  Short-term investments                              400     (2,870)
  Additions to properties                          (1,809)      (119)
  Other assets                                         (9)
                                                   ------     ------
    Net cash used in investing activities          (1,418)    (2,989)
                                                   ------     ------
Cash flows used in financing activities:
  Repayments of debt                                 (472)      (438)
                                                   ------     ------
Net decrease in cash and cash equivalents            (997)    (2,533)

Cash and cash equivalents, beginning of period      2,898      3,459
                                                   ------     ------
Cash and cash equivalents, end of period          $ 1,901    $   926
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

    The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's 1996 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

                           HALLADOR PETROLEUM COMPANY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON

The table below provides sales data and average prices for the period.

                           1997                          1996
                Sales Volume  Average Price   Sales Volume  Average Price
                ------------  -------------   ------------  -------------
Oil - barrels     106,396        $19.07           110,715       $18.41
Gas - MCF          65,800          2.53           110,980         1.40
NGLs- barrels      15,196         14.54            19,820        12.37


Revenue stayed about the same for the two periods. Slightly higher oil prices and significantly higher gas prices almost offset the reduction in revenue resulting from declining production. Interest income declined due to a lower level of funds available for investment.

Management expects an increase in LOE during the remaining half of the year, compared to the first half, due to higher electricity costs associated with the electric submersible pump program as more fully discussed below.
Slightly higher production levels during the last half of the year are also anticipated because of the pump program.
Depreciation, depletion and amortization expense is expected to increase during the last half of the year, compared to the first half, due to costs associated with the Sacramento Basin prospect moving from unproved properties to evaluated properties and therefore being subject to amortization.

General and administrative expenses are expected to increase during the last half of the year, compared to the first half, due to the hiring of a vice-president on July 7, 1997.

QUARTER-TO-DATE COMPARISON

The table below provides sales data and average prices for the period.

                           1997                          1996
                Sales Volume  Average Price   Sales Volume  Average Price
                ------------  -------------   ------------  -------------
Oil - barrels     54,761        $17.35           55,020        $19.41
Gas - MCF         35,487          2.06           58,034          1.30
NGLs- barrels      7,807         11.65           10,272         11.46


Revenue decreased slightly due to declining production and lower average oil prices. Management expects to maintain or slightly increase the current production levels due to the pump program discussed more fully below.

OUTLOOK FOR REMAINDER OF 1997

The following discussion updates the MD&A contained in Item 6 of the 1996 Form 10-KSB and should be read in conjunction therewith.

     PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY

At June 30 and August 14, the Company has investments in unproved properties of $1,381,000 and $1,476,000, respectively. These costs, most of which represent high-risk, high-reward investments may or may not prove successful.

     SACRAMENTO BASIN-CALIFORNIA

The first well was drilled and completed in late May and placed on production August 4. The well is producing 800 mcf/day from the Kione zone (the Forbes zone - the primary zone-was dry) and the gas is being sold at $2.14/mcf. Gas reserves for this well, net to the Company's interest, are estimated to be 180,000 mcf. The Company's net revenue interest in this well, considering the assignment discussed below, is 24%. The second well, a dry hole, reached total depth on June 9. In late July, the Company assigned an undivided 50% of its 60% interest to Equity Oil Company for $158,000 and a 30% carried interest through completion in the next two wells to be drilled on or before December 31, 1997. After these two wells are drilled, the Company is responsible for its 30% proportionate share in all future drilling costs in the prospect. Depending on the success of the next two wells, five to seven additional wells could be drilled during the next 18 months.

     WILLISTON BASIN-NORTH DAKOTA

In the first quarter 1997, the Company entered into a joint venture (JV) which obtained five-year leases covering 30,000 net acres in North Dakota. The Company has a 55% profits interest in the JV and, to date, has invested approximately $626,000; the other party contributed seismic and geological studies for its 45% profits interest. The Company is entitled to recoup its investment before the other joint venture partners shares in any profits. The Company plans to sell the acreage and retain an overriding royalty interest or carried working interest.

     BIG HORN BASIN-WYOMING

In Wyoming the Company continues to acquire acreage on prospects. The Company plans to sell a 50% interest in the Big Horn Basin to an industry partner during the first quarter 1998. The horizontal well planned for August 1997 has been delayed to the second quarter 1998. The Company also plans to shoot seismic on several prospects in the Big Horn during the months of August and September 1997.

     LIQUIDITY AND CAPITAL RESOURCES

On July 21, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,000,000 in Hallador Petroleum, LLP, a newly formed limited liability limited partnership. The Company will be the general partner and have a 70% interest in return for contributing its net assets and Yorktown will be the limited partners and have a 30% interest in return for its cash investment. This additional cash, cash and short-term investments on hand and cash from operations are expected to enable the company to meet its obligations as they come due and fund current planned activities.

Due to the cash requirements to fund the pump program, the same level of debt repayments on the TCW non-recourse debt during the first half of the year are not anticipated for the last half; consequently interest expense will be about the same during the last half of the year.

The Company plans to fully consolidate the activities of Hallador Petroleum, LLP and present the Yorktown investment as a 30% minority interest.

     CALIFORNIA OIL PRICES

As of August 14, 1997, the Company was receiving $16.58 for its California oil production which is $.77 below the average prices received for the second quarter of 1997 and about $3.00 below the average price received during the calendar year 1996. Furthermore, on May 1, 1997, KOCH, the Company's purchaser, advised that it no longer plans to pay the $.30 premium over postings which has been the arrangement for the last three years. The new lower pricing goes into effect November 1, 1997. The Company is attempting to find a new purchaser who will pay a higher price than being proposed by KOCH.

     SOUTH CUYAMA FIELD

The Company is moving forward with its plan to install ten electric submersible pumps in the South Cuyama Field (the 'Field). This entails replacing rod pumps, which are powered by natural gas, with submersible pumps powered by electricity. These pumps cost about $65,000 each. The Company qualifies for a rebate program with PG&E, who supplies the electricity, which effectively reimburses the Company $23,000 for each pump purchased. The net cost to the Company, after the rebate, and considering the Company's 63% net working interest, is $265,000. Some of the benefits of using electrical pumps are (I) an increase in natural gas revenue since gas is sold as opposed to being consumed in the Field, (ii) lower repair and maintenance expense,
(iii) increased oil and gas production because more water is being moved, and (iv) less emissions, which results in less environmental regulation and costs. The downside is the capital cost and the higher electricity bills; the advantages more than offset the disadvantages.

Due to lower oil prices and the costs associated with the pump progam, no new drilling into the Colgrove formation is planned for the remainder of 1997.

     NEW ACCOUNTING RULES

In February 1997, FAS 128 dealing with earnings per share calculations was issued and will be effective for the 1997 year-end reporting. In addition, during June, FAS 130 and 131 were issued dealing with comprehensive income and segment reporting, respectively, and are required for 1998 reporting. The adoption of 128 and 130 will have no material effect on the Company's financial reporting. Management is evaluating the disclosure impact of FAS 131.

     FUTURE RESULTS OF OPERATIONS

Assuming no success from the current exploration activities and stable production, management projects 1997 net income to be lower than 1996 reported net income due to declining prices and higher expenses as discussed above.

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

             10.13 -- Contribution Agreement
             27    -- Financial Data Schedule; EDGAR filing only.

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.
                                SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            HALLADOR PETROLEUM COMPANY



Date:  August 14, 1997               By:/s/Victor P. Stabio
                                           Victor P. Stabio
                                           Chief Executive Officer and
                                           Chief Financial Officer

                                           Signing on behalf of the
                                           registrant and as principal
                                           financial officer.