Form 10QSB
period 1997-09-30
HALLADOR PETROLEUM CO
filed 1997-11-13
CIK 788965

U.S. Securities and Exchange Commission
                          Washington, D.C. 20549

                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

                     (Issuer's telephone numbers)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and
(2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Shares outstanding as of November 13, 1997: 7,093,150

This report contains ten pages and the exhibit index is on page 9.

PART I.  FINANCIAL INFORMATION:

                           HALLADOR PETROLEUM COMPANY
                           Consolidated Balance Sheet

                                 (in thousands)

                                             September 30,  December 31,
                                                 1997          1996*
                                             ------------   -----------
ASSETS

Current assets:
Cash and cash equivalents                      $ 3,157       $ 2,898
Short-term investments                           4,112           900
Accounts receivable-
  Oil and gas sales                                391           505
  Well operations                                  543           365
                                               -------       -------
    Total current assets                         8,203         4,668
                                               -------       -------
Oil and gas properties (full-cost
accounting), at cost:
Unproved properties                              1,707           711
Evaluated properties                            40,784        39,527
  Less - accumulated depreciation
   depletion, amortization                     (33,153)      (32,691)
                                               -------       -------
                                                 9,338         7,547
                                               -------       -------
Other assets                                       269           165
                                               -------       -------
                                               $17,810       $12,380
                                               =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities     $   663       $   317
  Oil and gas sales payable                        196           169
  Debt with recourse only to the
    So. Cuyama Field                               425           590
                                               -------       -------
     Total current liabilities                   1,284         1,076
                                               -------       -------
Debt with recourse only to the
  So. Cuyama Field                               4,898         5,231
                                               -------       -------
Deferred bonus plan                                200           178
                                               -------       -------
Other                                              105           110
                                               -------       -------
Minority interest                                5,032
                                               -------       -------
Preferred stock, $.10 par value;
  10,000,000 shares authorized;
  no shares issued Common Stock,
  $.01 par value; 100,000,000 shares
  authorized; 7,093,150 shares issued              71             71
Additional paid-in capital                     18,061         18,061
Accumulated deficit                           (11,841)       (12,347)
                                              -------        -------
                                                6,291          5,785
                                              -------        -------
                                              $17,810        $12,380
                                              =======        =======

*Derived from the Form 10-KSB.

                           See accompanying notes.

                          HALLADOR PETROLEUM COMPANY
                      Consolidated Statement of Income
                  (in thousands, except per share amounts)

                                Nine months ended     Three months ended
                                  September 30,          September 30,
                                1997        1996        1997       1996
                                -----       -----       -----      -----
Revenue:
  Oil                          $2,978     $3,105       $  949     $1,067
  Gas                             260        235           93         80
  NGLs                            310        367           89        122
  Interest                        168        159           82         55
  Other                                       39                       4
                               ------     ------        -----      -----
                                3,716      3,905        1,213      1,328
                               ------     ------        -----      -----
Costs and expenses:
  Lease operating               2,048      2,068          766        657
  Depreciation, depletion
    and amortization              462        425          176        141
  General and
    administrative                314        343          111         95
  Interest                        379        453          125        146
                               ------     ------       ------     ------
                                3,203      3,289        1,178      1,039
                               ------     ------       ------     ------
Income before minority
  interest                        513        616           35        289

Minority interest                   7                       7
                               ------     ------       ------     ------
Net income                    $   506    $   616      $    28    $   289
                               ======     ======       ======     ======
Net income per share          $   .07    $   .09         (1)     $   .04
                               ======     ======       ======     ======
Weighted average shares
  outstanding                   7,094      7,094        7,094      7,094
                               ======     ======       ======     ======

(1) Less than one cent.

                           See accompanying notes.

                          HALLADOR PETROLEUM COMPANY
                      Consolidated Statement of Cash Flows
                                (in thousands)

                                                    Nine months ended
                                                      September 30,
                                                    1997        1996
                                                  --------    --------
Cash flows from operating activities              $ 1,058     $ 1,233
                                                   ------      ------
Cash flows used in investing activities:
  Short-term investments                           (3,212)     (2,831)
  Additions to properties                          (2,026)       (360)
  Other assets                                        (88)
                                                   ------      ------
    Net cash used in investing activities          (5,326)     (3,191)
                                                   ------      ------
Cash flows from financing activities:
  Yorktown investment                               5,025
  Repayments of debt                                 (498)       (670)
                                                   ------      ------
Net cash provided by (used in)
  financing activities                              4,527        (670)
                                                   ------      ------
Net increase (decrease) in cash and
  cash equivalents                                    259      (2,628)
                                                   ------      ------
Cash and cash equivalents, beginning of period      2,898       3,459
                                                   ------      ------
Cash and cash equivalents, end of period          $ 3,157     $   831
                                                   ======      ======

                           See accompanying notes.

                          HALLADOR PETROLEUM COMPANY
                        Notes to Financial Statements

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted counting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

     The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's 1996 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

2. On July 21, 1997, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 cash in Hallador Petroleum, LLP, a newly formed limited liability limited partnership. The Company is the general partner and received a 70% interest in the partnership in return for contributing its net assets and Yorktown represents the limited partners and received a 30% interest for its $5,025,000 contribution. The Company, being the general partner, consolidates the activity of the partnership and presents the 30% limited partners' interest as a minority interest.

                         HALLADOR PETROLEUM COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

      YEAR-TO-DATE COMPARISON
      -----------------------
The table below provides sales data and average prices for the period.

                           1997                          1996
                Sales Volume  Average Price    Sales Volume Average Price
                ------------  -------------    ------------ -------------
Oil - barrels       163,690       $18.19           165,077       $18.81
Gas - MCF           105,200         2.47           152,781         1.54
NGLs- barrels        22,962        13.51            29,841        12.30


Significantly higer gas prices partially neutralized the reduction in revenue resulting from declining production. Interest income will increase in future periods due to the Yorktown investment.

The tables below provide sales and expense data for each quarter through September 30, 1997.

                      1997 Sales Volume by Quarter and Year-to-date
                     First      Second        Third      Year-to-date
                   ----------   ----------   ----------   ------------
Oil - barrels      51,637        54,761        57,292      163,690
Gas - MC           30,313        35,487        39,400      105,200
NGLs- barrels       7,389         7,807         7,766       22,962


                     1997 Average Prices by Quarter and Year-to-date
                      First      Second        Third      Year-to-date
                   ----------   ----------   ----------   ------------
Oil - barrels      $20.90        $17.35        $16.56      $18.19
Gas -MCF             3.08          2.06          2.35        2.47
NGLs- barrels       17.60         11.65         11.51       13.51


Production levels are trending up because of the pump program discussed below. Management expects to maintain or slightly increase the third quarter production levels because of the pump program.

                         1997 Expenses by Quarter and Year-to-date
                      First      Second        Third      Year-to-date
                   ----------   ----------   ----------   ------------
LOE                  $630         $652         $766         $2,048
DD&A                  134          152          176            462
G&A                   107           96          111            314
Interest              129          125          125            379


The upward trend in lease operating expense (LOE) is expected to continue due to the higher electricity costs related to the pump program.
The upward trend in depreciation, depletion and amortization (DD&A) will continue due to more costs being subject to amortization and because of the increased level of activity resulting from the Yorktown investment. The upward trend in general and administrative expenses will continue due to the hiring of a vice-president on July 7, 1997, and because of the increased level of activity resulting from the Yorktown investment.

Interest expense will stay at about the same level for the remainder of the year.

      QUARTER-TO-DATE COMPARISON
      --------------------------
The table below provides sales data and average prices for the period.

                           1997                          1996
                Sales Volume  Average Price    Sales Volume Average Price
                ---------------------------    ---------------------------
Oil - barrels    57,292        $16.56         54,362        $19.62
Gas - MCF        39,400          2.35         41,802          1.92
NGLs- barrels     7,766         11.51         10,020         12.17


Revenue decreased slightly due primarily to lower average oil prices. See the table above for average prices by quarter for 1997.

      LIQUIDITY AND CAPITAL RESOURCES
      -------------------------------
Cash, short-term investments and cash to be provided from operations are expected to enable the Company to meet its obligations as they come due and fund current planned activities

The following discussion updates the MD&A contained in Item 6 of the 1996 Form 10-KSB and should be read in conjunction therewith.

      PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
      ---------------------------------------------
At September 30 and November 13, 1997, the Company had investments in unproved properties of $1,707,000 and $1,815,000, respectively. These costs, most of which represent high-risk, high-reward investments may or may not prove successful.

      SACRAMENTO BASIN-CALIFORNIA
      ---------------------------
The first well was drilled and completed in late May and placed on production August 4. The well is producing 200 mcf/day from the Kione zone (the Forbes zone - the primary zone-was dry) and the gas is being sold at $2.14/mcf. Gas reserves for this well, net to the Company's interest, are estimated to be less than 100,000 mcf. The Company's net revenue interest in this well, considering the assignment discussed below, is 24%. The second well, a dry hole, reached total depth on June 9. In late July, the Company assigned half its 60% interest to Equity Oil Company for $158,000 and a 30% carried interest through completion in the next two wells to be drilled on or before December 31, 1997. After these two wells are drilled, the Company is responsible for its 30% proportionate share in all future drilling costs in the prospect. Depending on the success of the next two wells, five to seven additional wells could be drilled during the next 18 months.

      WILLISTON BASIN-NORTH DAKOTA
      ----------------------------
In the first quarter 1997, the Company entered into a joint venture
(JV) which obtained five-year leases covering 30,000 net acres in North Dakota. The Company has a 55% profits interest in the JV and, to date, has invested approximately $684,000; the other party contributed seismic and geological studies for its 45% profits interest. The Company is entitled to recoup its investment before the other joint venture partners shares in any profits. The Company plans to sell the acreage and retain an overriding royalty interest or carried working interest.

     BIG HORN BASIN-WYOMING
     ----------------------
On October 20, 1997, the Company reached an agreement to sell 50% of its interest in the this prospect and closing is expected to occur on or before November 17, 1997. The Company will essentially recover its investment in the prospect but due to the full-cost method of accounting, no gain will be recognized. Drilling is planned for the summer of 1998.

     CALIFORNIA OIL PRICES
     ---------------------
As of November 13, the Company was receiving $17.01 for its California oil production which is $.45 above the average prices received for the third quarter of 1997 and about $2.54 below the average price received during the calendar year 1996. On November 1, 1997, the Company began selling its oil to TOSCO Energy under a one-year contract, which includes a $.30 premium.

     SOUTH CUYAMA FIELD
     ------------------
During the third quarter Phase I of the pump program was completed by installing ten electric, submersible pumps in the South Cuyama Field (Field). The total cost net to the Company's interest was approximately $478,000.
The Company qualified for a rebate program with Pacific Gas & Electric (PG&E), who supplies the electricity to the Field, and on November 12, received $179,000 to its share. Such amount is included in accounts receivable in the accompanying balance sheet.

The Company is evaluating Phase II of the pump project for 1998.
Several more pumps could be purchased. It is possible that the Company would receive another PG&E rebate under its 1998 program.

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

     NEW ACCOUNTING RULES
     --------------------
In February 1997, FAS 128 dealing with earnings per share calculations was issued and will be effective for the 1997 year-end reporting. In addition, during June, FAS 130 and 131 were issued dealing with comprehensive income and segment reporting, respectively, and are required for 1998 reporting. The adoption of 128 and 130 will have no material effect on the Company's financial reporting. Management is evaluating the disclosure impact of FAS 131.

     FUTURE RESULTS OF OPERATIONS
     ----------------------------
Assuming no success from the current exploration activities and stable production, management projects 1997 net income to be lower than 1996 reported net income due to lower oil prices and higher expenses as discussed above.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.14  -- Tosco Oil Contract
     27     --  Financial Data Schedule; EDGAR filing only

(b) On July 24, 1997 the Company filed a Form 8-K to report the Yorktown investment.

                            SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HALLADOR PETROLEUM COMPANY


Date:  November 13, 1997            By: /s/ Victor P. Stabio
                                        Victor P. Stabio
                                        Chief Executive Officer and
                                        Chief Financial Officer

                                        Signing on behalf of the
                                        registrant and as principal
                                        financial officer.