Form 10KSB40
period 1997-12-31
HALLADOR PETROLEUM CO
filed 1998-04-15
CIK 788965

U. S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549
                                 FORM 10-KSB

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT  OF 1934

                      Commission file number: 0-14731

                          HALLADOR PETROLEUM COMPANY
              (Name of small business issuer in its charter)


              COLORADO                             84-1014610
       (State of incorporation)          (IRS Employer Identification No.)

 1660 Lincoln Street, Suite 2700, Denver, Colorado            80264-2701
   (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:     303.839.5504            Fax:  303.832.3013

Securities registered under Section 12(b) of the Exchange Act:  NONE



Securities registered under to Section 12(g) of the Exchange Act: Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past
90 days. Yes x   No__

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal  year:  $5,160,000

As of April 13, 1998, approximately 7,093,000 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $1 million based on the closing price of $1.375.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

ITEM 1.  DESCRIPTION OF BUSINESS

General Development of Business
-------------------------------
Hallador Petroleum Company, a Colorado corporation, was organized by its predecessor in 1949.

On July 21, 1997, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 cash in Hallador Petroleum, LLP, a newly formed limited liability limited partnership. Hallador Petroleum Company is the general partner and received a 70% interest in the partnership in return for contributing its net assets and Yorktown represents the limited partners and received a 30% interest for its $5,025,000 contribution. Hallador Petroleum Company, being the general partner, consolidates the activity of the partnership and presents the 30% limited partners' interest as a minority interest

Hallador Petroleum Company and its principal operating subsidiaries, Hallador Production Company and Hallador Petroleum, LLP (collectively referred to as the "Company"), are engaged in the exploration, development and production of oil and natural gas. The principal and administrative offices of the Company are located at 1660 Lincoln Street, Suite 2700, Denver, Colorado 80264, phone 303.839.5504, fax 303.832.3013. The
Company's field office is located in New Cuyama, California.

Substantially all of the Company's revenue and reserves are attributable to the South Cuyama Field (the "Field") located in Santa Barbara County, California, approximately 75 miles southwest from Bakersfield, California.

The Company owns 92% of Santa Barbara Partners (SBP), an Oklahoma general partnership, which has an 84% working interest (69% net revenue interest)
in the Field.   As a result of a debt restructuring with Trust Company of
the West (TCW) which occurred on April 9, 1998; effective May 1, 1998, the 18% net profits interest to TCW, which previously burdened the Field, was relinquished. See Note 2 to the financial statements. The Field's oil reserves consist of light oil at 31( gravity.

The Company operates oil and natural gas properties for its own account and for the account of others. The Company also reviews and evaluates producing oil and natural gas properties, companies, or other entities, which meet certain guidelines for acquisition purposes. In addition, the Company engages in the trading and acquisition of non-producing oil and gas mineral leases and fee-simple minerals.

Markets
-------
The Company's products are sold to various purchasers in the geographic area of the properties. Natural gas, after processing, is distributed through pipelines. Oil and natural gas liquids (NGLs) are distributed through pipelines or hauled by trucks. The principal uses for oil and natural gas are heating, manufacturing, power and transportation.

As of April 13, 1998, the Company was receiving $12 for its California oil production which is about $6 below the average price received during 1997 and about $8 below the average received during 1996. On November 1, 1997, the Company began selling its oil to TOSCO Energy under a one-year contract, which includes a $.30 per barrel premium.

The Field's natural gas is sold to Atlantic Richfield Company (ARCO) pursuant to a "spot market" contract, which runs through October 31, 1999.

The average price per MCF received in the Field during 1997 was $2.74; the year-end price was $2.50 and the April 13, 1998 estimated price was $2.05

NGLs are sold to KOCH pursuant to a "spot market" contract, which can be canceled by either party with 60 days notice. The average price per barrel received in the Field during 1997 was $14.19; the year-end price was $15.54, and the April 13, 1998 estimated price was $10.50.

At the present time, there is only one pipeline in the area. The loss of this outlet for the Company's natural gas could have an adverse affect on the Company's operations. There are other purchasers for the NGLs production.

COMPETITION
-----------
The oil and gas industry is highly competitive. The Company encounters competition from major and independent oil companies in acquiring economically desirable producing properties, drilling prospects, and even the equipment and labor needed to drill, operate and maintain its properties. Competition is intense with respect to the acquisition of producing and partially developed properties. The Company competes with companies having financial resources and technical staffs significantly larger than its own. The Company does not own any refining or retail outlets and has minimal control over the prices of its products. Generally, higher costs, fees and taxes assessed at the producer level cannot be passed on to the Company's customers.

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

ENVIRONMENTAL AND OTHER REGULATIONS
-----------------------------------
The operations of the Company are affected in varying degrees by federal, state, regional and local laws and regulations, including, but not limited to, laws governing allowable rates of production, well spacing, air emissions, water discharges, endangered species, marketing, prices and taxes. The Company is further affected by changes in such laws and by constantly changing administrative regulations.

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

Although it is not fully insured against all environmental and other risks, the Company maintains insurance coverage, which it believes, is customary in the industry. The Company is not aware of any environmental claims, which could have a material impact upon the Company's financial condition. Compliance with federal, state, regional and local provisions relating to protection of the environment have an impact on the Company. During 1997, the aggregate amount incurred by the Company to comply with these recurring environmental regulations was approximately $90,000. The Company estimates that such expenditures for 1998 and for each year thereafter in the foreseeable future will be approximately $95,000. The Company will continue to use its best efforts to comply with all applicable environmental laws and regulations. See Item 6 - Management's Discussion and Analysis (MD&A) for a discussion regarding electrification of the Field.

To the extent these environmental expenditures reduce funds available for increasing the Company's reserves of oil and natural gas, future operations could be adversely impacted. Despite the fact that all the Company's competitors have to comply with similar regulations, many are much larger and have greater resources with which to deal with these regulations.

OTHER
-----
There are no significant patents, trademarks, licenses, franchises, or concessions held by the Company.

The oil and natural gas business is not generally seasonal in nature; although unusual weather extremes for extended periods may increase or decrease demand for oil and NGLs. Natural gas prices tend to increase in the fall and winter months and to decrease in the spring and summer.

The Company has 27 employees; seven are located at its executive office in Denver and 20 are located at the Field in New Cuyama, California. In July 1997 the Company hired a vice president and in March 1998 hired a geologist. The Company also engages independent consulting petroleum engineers, environmental professionals, geologists, geophysicists, landmen and attorneys on a fee basis.

ITEM 2.  DESCRIPTION OF PROPERTY

LOCATION AND GENERAL CHARACTER
------------------------------
The Company's principal producing areas are in Santa Barbara County, California and the Sacramento Basin of Northern California (Sac Basin).

The Company holds its working interests in oil and natural gas properties either through recordable assignments, leases, or contractual arrangements such as operating agreements. Consistent with industry practices, the Company does not make a detailed examination of title when it acquires undeveloped acreage. Title to such properties is examined by legal counsel prior to commencement of drilling operations. This method of title examination is consistent with industry practices. The Company believes that it holds satisfactory title to its properties.

In the acquisition and operation of oil and natural gas properties, burdens such as royalty, overriding royalty, liens incident to operating agreements, liens by taxing authorities, as well as other burdens and minor encumbrances are customarily created. The Company believes that no such burdens materially affect the value or use of its properties.

PROVED OIL AND GAS RESERVES
---------------------------
Information concerning estimates of the Company's reserves is set forth in
Note 6 to the financial statements. The Company's reserve estimates for the Field were prepared by the Midland, Texas office of Williamson Petroleum Consultants, Inc. and the gas reserves for the Sac Basin were prepared by one of the Company's consultants. The Sac Basin gas reserves comprise less than 2% of the Company's total oil and gas reserves; but approximately 12% of the PV10 value. All of the Company's oil and gas reserves are located onshore.

1997 REVISION TO OIL RESERVES AND 1996 REVISIONS TO GAS AND NGL RESERVES
------------------------------------------------------------------------
See Item 6 - MD&A.

THE SOUTH CUYAMA FIELD
----------------------
Discovered in 1949 in the Cuyama Valley, Santa Barbara County, California, the Field became the largest oil field found to date in the valley. The Field is located approximately 75 miles southwest from Bakersfield. By 1951, the field contained 200 wells producing approximately 40,000 barrels of oil per day.

Since inception, the Field is estimated to have produced and sold over 215 million barrels of crude oil. Current oil production to the 100% approximates 1,050 barrels per day. Currently, there are 88 producing wells in the Field and 170 inactive wells. The wells produce from a depth range of 3,900 to 4,600 feet.

FIELD OIL PRICES AT EIGHT YEAR LOW
----------------------------------
See Item 6 - MD&A.

SALES AND PRICE DATA
---------------------
Product sales and average sales prices are shown in the following table for each of the two years in the period ended December 31:

                                                  1997              1996

                                                ------            ------
  Sales:
     Oil (MBBLs) . . . . . . . . .                 222               220
     Gas (MMCF). . . . . . . . . .                  38               197
     NGLs (MBBLs). . . . . . . . .                  30                39

   Average Sales Price:
     Oil (per BBL) . . . . . . . .              $17.80            $19.55
     Gas (per MCF) . . . . . . . .                2.69              1.77
     NGLs (per BBL). . . . . . . .               13.93             13.61


PRODUCING WELLS IN THE FIELD
----------------------------
As of December 31, 1997, the Company has a working interest in 77 gross (59 net) oil wells and 11 gross (8 net) gas wells.

LEASEHOLD INTERESTS
-------------------
The following table sets for the gross and net acres of undeveloped oil and gas leases and lease options held by the Company as of April 13, 1998:

          State                      Gross             Net
   -------------------------------------------------------
   South Cuyama, California          8,424           8,424
   Sac Basin, California             2,029           2,029
   Montana                           4,614           4,379
   North Dakota                     24,908          14,853
   Wyoming                          52,790          52,056
                                    ------          ------
     Total                          92,765          84,741
                                    ======          ======


The Company has an interest in 2,504 gross (2,001 net) developed acres in the Field.

DRILLING ACTIVITY
-----------------
During 1997, the Company's drilling activity consisted of four wells drilled in the Sac Basin. Of the four wells drilled in the SAC Basin, three were dry and one was completed as a gas well. Of the three dry holes, the first two the Company had a 60% working interest, and in the third dry hole the Company had a 30% carried interest. The Company also has a 30% carried interest in the gas well.

No significant drilling activity occurred during 1996.

ITEM 3.  LEGAL PROCEEDINGS:  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None


                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the OTC Bulletin Board under the symbol "HPCO." The following table sets for the high and low closing price for the periods indicated:

                                                  High         Low
                                                  ----         ---
     1998
         First quarter (through April 13, 1998)  $1.75       $1.37

     1997
         First quarter                            2.25        1.37
         Second quarter                           1.75        1.75
         Third quarter                            4.50        1.75
         Fourth quarter                           1.75        1.50

     1996
         First quarter                             .78         .78
         Second quarter                           1.50         .78
         Third quarter                            1.38         .75
         Fourth quarter                            .75         .75

The quotations reflect inter-dealer prices, without retail mark-up, markdowns, or commissions and may not represent actual transactions.

During the last two years no dividends have been paid. The Company's Board of Directors has no present intention to pay any dividends in the foreseeable future.

As of April 13, 1998 there were approximately 475 holders of record of the Company's common stock and the closing prices was $1.375.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW
--------
The consolidated financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion. The Company's operations are attributable to the South Cuyama Field, the Sac Basin and various lease plays in the Rocky Mountain region. To a large degree, the value of the Company depends on the estimated future cash flows from the Field. Management intends to maximize cash flow by continuing to increase oil production and keeping
operating expenses low.   Future operations will also be affected by the
results of the prospect development and exploration activity discussed below.

On July 21, 1997, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 cash in Hallador Petroleum, LLP, a newly formed limited liability limited partnership. The Company is the general partner and received a 70% interest in the partnership in return for contributing its net assets and Yorktown represents the limited partners and received a 30% interest for its $5,025,000 contribution. The Company, being the general partner, consolidates the activity of the partnership and presents the 30% limited partners' interest as a minority interest

The profitability of the Company's operations in any particular accounting period will be directly related to: (i) prices, (ii) production, (iii) lifting costs, and (iv) exploration activities. Accordingly, the results of operations of the Company may fluctuate from period to period based on these factors, among others.

CHANGE IN ACCOUNTING METHOD
-----------------------------------------------
During the fourth quarter of 1997, the Company changed from the full cost method to the successful efforts method of accounting for its oil and operations. Although the full cost method continues to be generally accepted, the Financial Accounting Standards Board has expressed a preference for the successful efforts method. Management believes the successful efforts method better reflects the results of its oil and gas operations based on current and future exploration activities. The accompanying financial statements for years prior to 1997 have been restated to reflect the new method.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
---------------------------------------------
During 1996 and 1997, the Company began purchasing unproved acreage. Substantially all of these leases have been purchased based on geological leads generated by consulting geologists and geophysicists. These activities, most of which represent high-risk, high-reward investments, may or may not prove successful. In March 1998, the Company hired a full-time geologist with over 15 years of experience in the Rocky Mountain region.

     THE MERLIN PROSPECT OF THE SAC BASIN  - NORTHERN CALIFORNIA
     -----------------------------------------------------------
The first three wells drilled on this prospect were plugged and abandoned.

The fourth well, of which the Company has a 30% carried interest, was completed as a gas well in February 1998. The well is currently producing 3,000 mcf/d. The spud date for the fifth well is planned for late April, of which the Company has a working interest of 30% and the estimated drilling and completion costs to the 100% is $420,000 ($126,000 net to the Company). If this well proves successful, a sixth well will be drilled later this year. Pending the outcome of these two wells, four more wells may be drilled in 1999. The Company's net revenue interest in this prospect is 24%.

     WILLISTON BASIN, NORTH DAKOTA
     -----------------------------
In the first quarter 1997, the Company entered into a joint venture (JV) which obtained five-year leases covering 30,000 net acres in the Northwest corner of North Dakota. The Company has a 55% profits interest in the JV and, to date, has invested approximately $800,000; the other party contributed seismic and geological studies for its 45% profits interest. The Company is entitled to recoup its investment before the other joint venture partners share in any profits. In December 1997, the Company sold 15,000 acres in this prospect for $760,000. The Company's JV partner received approximately $21,000 for their share of the profits. As the Company has fully recovered its cost in this prospect, any proceeds received in 1998 from the sale of the remaining 15,000 acres will be accounted for as a gain.

     BIG HORN BASIN - WYOMING
     ------------------------
The Company operates a second joint venture designed to build exploration prospects in the Big Horn Basin of North-central Wyoming. Blackstone Energy, Inc. of Red Lodge, Montana is providing technical support in exchange for an overriding royalty position.

Several prospects are in various stages of development. Seismic has been purchased on several prospects, and the Company plans to shoot additional 2-D and 3-D seismic to further define drillable locations on each prospect area.

In January 1998, the Company sold a half interest in four of the nine prospects it is developing for $597,000 to MCNIC Oil and Gas Corporation, a large public utility headquartered in Detroit, Michigan. The Company will report a gain of approximately of $300,000 in the first quarter of 1998. In June 1998, the Company intends to spend $50,000 in seismic cost ($25,000 net to the Company), and depending on the results, plans to drill a horizontal well. The Company will be the operator and the well is estimated to cost $500,000 ($250,000 net to the Company).

SOUTH CUYAMA FIELD
------------------
During the third quarter of 1997, Phase I of the pump program was completed by installing ten electric, submersible pumps in the South Cuyama Field (the "Field"). The total cost net to the Company's interest was approximately $478,000. The Company qualified for a rebate program with Pacific Gas & Electric, who supplies the electricity to the Field, and on November 12, received $179,000 for its share of the rebate.

Under Phase II of the program, the Company installed one pump. The well did not meet expectations, and due to low oil prices the well was shut down. Until oil prices reach $16 per barrel, no more pumps will be installed.

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

     ENVIRONMENTAL AND REGULATION
     -----------------------------
The Company is directly affected by changing environmental rules and regulations. Although the Company believes its operations and facilities are in compliance with applicable environmental regulations, risk of substantial cost and liabilities resulting from an unintentional breach of environmental regulations are inherent to oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations, and enforcement policies or claims for damages could result in significant costs and liability in the future.

The California legislature is considering a bill that would raise the Company's operator bond from $100,000 to $1 million. With the low oil price environment, no action is expected; however, if oil prices reach the mid-1997 level of $17 per barrel, then there is strong likelihood that this legislation could pass.

The Company has implemented its electrification program for the Field and is 50% complete. Over the next 18 months it plans to be 100% electric at a cost of $500,000 ($386,000 net to the Company). Monthly electricity costs will increase by $35,000 ($27,000 net to the Company).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash, short-term investments and cash to be provided from operations is expected to enable the Company to meet its obligations as they become due during the next several years.

     TCW DEBT
     --------
The Field, the Company's principal asset, is pledged to TCW. On April 9, 1998, the Company reached an agreement with TCW to restructure the debt. In return for a cash payment of $1.8 million on May 1, 1998, and monthly payments of $92,000 beginning June 1, 1998 with a balloon payment approximating $3 million due on June 1, 1999, TCW agreed to relinquish its 18% net profits interest (NPI) in the Field effective May 1, 1998. In addition, the interest rate on the debt was increased from 9% to 12%.

The following table (in millions) sets forth a standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves (hereinafter referred to as "SMOG") as of December 31, 1997 using year end prices with the TCW 18% NPI and without the TCW 18% NPI. In addition, data is presented using April 1998 prices with the TCW 18% NPI and without the TCW 18% NPI.

                         April 1998 Prices        December 31, 1997 Prices
                       ----------------------     ------------------------
                       With TCW   Without TCW      With TCW    Without TCW
                        18% NPI    18% NPI          18% NPI     18% NPI
                       ---------  -----------      ---------   -----------

Future cash inflows      $ 21.3    $   26           $  39.0     $ 47.5

Future cash outflows -
  production costs        (18.0)      (22)            (28.5)     (34.7)
                          -----      ----            ------      -----
Future net cash flows       3.3         4              10.5       12.8

10% discount factor         (.8)       (1)            ( 3.5)      (4.3)
                          -----      ----             -----      -----
SMOG                     $  2.5     $   3            $  7       $  8.5
                          =====      ====             =====      =====

Year-end oil price               $15.27
Year-end gas price                 2.50
Year-end NGLs prices              15.54
April 13, 1998 oil price          12.00
April 13, 1998 gas price
  (estimated)                      2.05
April 13, 1998 NGLs price         10.50
  (estimated)


The following table (in millions) presents SMOG data using April 1998 prices without the TCW 18% NPI escalating oil at $1.00 per barrel each year with a maximum of $20 per barrel and escalating gas and operating expenses annually at 5%.

Future cash inflows                                     $   51

Future cash outflows - production costs                    (43)
                                                         -----
Future net cash flows                                        8

10% discount factor                                         (3)
                                                         -----
SMOG                                                    $    5
                                                         =====

RESULTS OF OPERATIONS
---------------------
     1997 VS. 1996
     -------------

                    1997   1996                            1997     1996
                    ----   ----                             ----    ----
   Production:                      Average Sales Price:
     Oil (MBBLs)     222    220       Oil (per BBL)        $17.80   $19.55
     Gas (MMCF)      138     19       Gas (per MCF)          2.69     1.77
     NGLs (MBBLs)     30     39       NGLs (per BBL)        13.93    13.61


Significantly higher gas prices partially neutralized the reduction in revenue resulting from declining production and lower oil prices.

Geological and geophysical, dry hole costs and impaired leasehold costs increased in 1997 due to minimal activity in 1996. DD&A increased due to a reduction in oil reserves in the Field.

1997 REVISION TO OIL RESERVES AND 1996 REVISIONS TO GAS AND NGL RESERVES
------------------------------------------------------------------------
In preparing the 1996 report, natural gas reserves were revised downward by 56% compared to the January 1, 1996 reserve estimates. During January 1997, management concluded that all future gas production will come primarily from gas associated with oil production. Although some dry gas from the original "gas cap" is being produced, the reserves associated with the "gas cap" are minimal. In view of the reduction in gas reserves, it was also concluded to reduce the NGL reserves by 38%.

Approximately 410,000 barrels were removed from the 1997 reserve report due to low oil prices. If, in the future, prices increase to the December 31, 1996 level of $22 per barrel, these oil reserves could be reinstated.

HEDGING ACTIVITIES
------------------
The Company has never entered into such transactions and at this time does not expect to.

THE YEAR 2000-Y2K
------------------------------
During 1997, the Company installed a new accounting system that is year 2000 compliant. The Company is investigating the computer system used in the operations of the Field to determine what revisions are required in order for the software to be year 2000 compliant. Such costs are not expected to be material. The Company does not anticipate any Y2K problems with any of its significant customers or suppliers.

NEW ACCOUNTING PRONOUNCEMENTS
----------------------------------------------------
None of the new accounting pronouncements that have been released will affect the Company's 1998 financial reporting.

1998 OUTLOOK
------------
If the low oil price environment continues, the Company will have a loss for the year. Pursuant to FAS 121, Impairment of Long-lived Assets, management periodically assesses the recoverability of the Company's investment in oil and gas properties. Management believes that the low oil price environment will not continue in the near term and that the Company will ultimately recover its investment in the South Cuyama Field from future cash flows. Accordingly, no write-down is expected during the first quarter of 1998.

ITEM 7.  FINANCIAL STATEMENTS




                     Report of Independent Public Accountants




To Hallador Petroleum Company:

We have audited the accompanying consolidated balance sheet of Hallador Petroleum Company as of December 31, 1997 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallador Petroleum Company as of December 31, 1997 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company has given retroactive effect to the change in accounting method for oil and gas operations from the full cost method to the successful efforts method.

ARTHUR ANDERSEN LLP

/S/ ARTHUR ANDERSEN LLP

Denver, Colorado
April 9, 1998

                           HALLADOR PETROLEUM COMPANY
                           Consolidated Balance Sheet
                               December 31, 1997
                                (in thousands)
ASSETS
  Current assets:
   Cash and cash equivalents                                     $ 6,047
    Short-term investments                                         1,800
    Accounts receivable-
    Oil and gas sales                                                331
    Well operations                                                  336
                                                                  ------
      Total current  assets                                        8,514
                                                                  ------


Oil and gas properties (successful efforts), at cost:
  Unproved properties                                                378
  Proved properties                                               18,366
  Less - accumulated depreciation,
    depletion, amortization and impairment                       (13,039)

                                                                  ------
                                                                   5,705
                                                                  ------
    Other assets                                                     266
                                                                  ------
                                                                 $14,485
                                                                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                        $  360
  Oil and gas sales payable                                          211
  Debt to TCW                                                      2,492
                                                                  ------
    Total current liabilities                                      3,063
                                                                  ------
Debt to TCW                                                        2,831
                                                                  ------
Deferred Bonus Plan                                                  205
                                                                  ------
Other                                                                105
                                                                  ------
Minority interest                                                  4,926
                                                                  ------
Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000 shares
    authorized; No shares issued
  Common stock, $.01 par value; 100,000,000 shares
    authorized; 7,093,150 shares issued                               71
  Additional paid-in capital                                      18,061
  Accumulated deficit                                            (14,777)
                                                                  ------
                                                                   3,355
                                                                  ------
                                                                 $14,485
                                                                  ======

                           See accompanying notes.

                         HALLADOR PETROLEUM COMPANY
                    Consolidated Statement of Operations
                                (in thousands)

                                                Year ended December 31,
                                                    1997       1996
                                                ----------- ----------
                                                            (restated)
Revenue:
  Oil                                             $3,961     $4,295
  Gas                                                371        350
  NGLs                                               421        531
  Gain on sale of prospects                          136
  Interest and other                                 271        262
                                                   -----      -----
                                                   5,160      5,438
                                                   -----      -----
Costs and expenses:
  Lease operating                                  2,887      2,678
  General and administrative                         451        438
  Geological and geophysical                         697        271
  Dry hole cost                                      424
  Interest                                           501        595
  Impaired leasehold cost                            350         84
  Depreciation, depletion and amortization           482        419
                                                   -----      -----
                                                   5,792      4,485
                                                   -----      -----
Income (loss) before minority interest              (632)       953

Minority interest                                    (99)
                                                   -----
Net income (loss)                                 $ (533)    $  953
                                                   =====      =====
Basic and diluted earnings (loss) per share       $ (.08)    $  .13
                                                   =====      =====
Weighted average number of shares outstanding      7,093      7,093


                           See accompanying notes.

                         HALLADOR PETROLEUM COMPANY
                   Consolidated Statement of Cash Flows
                               (in thousands)
                                                Year ended December 31,
                                                    1997       1996
                                                 ----------- ----------
                                                             (restated)
Cash flows from operating activities:
  Net income (loss)                              $  (533)   $   953
  Depreciation, depletion, and
    amortization and impairment                      482        419
  Minority interest                                  (99)
  Gain on sale of prospects                         (136)
  Impairment of leasehold                            350         84
  Change in accounts receivable                      203         (6)
  Change in payables and accrued liabilities         107        265
  Other                                               31         57
                                                  ------     ------

    Net cash provided by operating activities        405      1,722
                                                  ------     ------
Cash flows from investing activities:
  Short-term investments                            (900)      (900)
  Evaluated properties                              (735)       (68)
  Proceeds from sale of unproved properties        1,018
  Unproved properties                             (1,076)      (308)
  Other assets                                       (90)        (5)
                                                  ------     ------
    Net cash used in investing activities         (1,783)    (1,281)
                                                  ------     ------
Cash flows from financing activities:
  Repayment of borrowings                           (498)    (1,052)
  Minority interest investment                     5,025
                                                  ------     ------
    Net cash provided by (used in)
      financing activities                         4,527     (1,052)
                                                  ------     ------
Net increase (decrease) in cash and
   cash equivalents                                3,149       (561)

Cash and cash equivalents, beginning of year       2,898      3,459
                                                  ------     ------
Cash and cash equivalents, end of year           $ 6,047    $ 2,898
                                                  ======     ======
Interest paid                                     $  501    $   595


                           See accompanying notes.

                         HALLADOR PETROLEUM COMPANY
       Consolidated Statement of Changes in Stockholders' Equity
                             (in thousands)


                              Common             Paid-in    Accumulated
                              Stock     Shares   Capital    Deficit
                              ------    ------   -------   ------------
Balance at December 31, 1995
 (restated)                   $ 710     70,982   $17,428    $(15,197)(1)

Net income (restated)                                            953 (2)

                                                      (6)

10-for-1 reverse split         (639)   (63,889)       639
                               ----    -------     ------    -------
Balance at December 31, 1996     71      7,093     18,061    (14,244)

Net loss                                                        (533)(3)
                               ----    -------     ------    -------
Balance at December 31, 1997  $  71      7,093    $18,061   $(14,777)
                               ====    =======     ======    =======


(1) The accumulated deficit before the change in accounting to the successful efforts method was $13,501,000.

(2) Net income under the full cost method was $1,154,000 or $.16 per share (basic and diluted).

(3) If the full cost method of accounting had been retained for 1997, the net loss would have been $200,000 or $.02 per share (basic and diluted).

                              See accompanying notes.

                            HALLADOR PETROLEUM COMPANY
                          NOTES TO FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION
---------------------------------------
The accompanying consolidated financial statements include the accounts of Hallador Petroleum Company and its wholly owned subsidiaries, collectively referred to herein as the "Company." All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the exploration, development, and production of oil and natural gas primarily in California. The Company also engages in the trading and acquisition of non-producing oil and gas mineral leases and fee-simple minerals in the Rocky Mountain Region.

On July 21, 1997, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 cash in Hallador Petroleum, LLP, a newly formed limited liability limited partnership. The Company is the general partner and received a 70% interest in the partnership in return for contributing its net assets and Yorktown represents the limited partners and received a 30% interest for its $5,025,000 contribution. The Company, being the general partner, consolidates the activity of the partnership and presents the 30% limited partners' interest as a minority interest

The Company is a 92% partner in Santa Barbara Partners (SBP), a general partnership, and accounts for its investment using the proportionate consolidation method.

OIL AND GAS PROPERTIES
----------------------
The Company accounts for its oil and gas activities using the successful efforts method of accounting. During the fourth quarter of 1997, the Company changed from the full cost method to the successful efforts method of accounting for its oil and operations. Although the full cost method continues to be generally accepted, the Financial Accounting Standards Board has expressed a preference for the successful efforts method. Management believes the successful efforts method better reflects the results of its oil and gas operations based on current and future exploration activities. The accompanying financial statements for years prior to 1997 have been restated to reflect the new method.

Under the successful efforts method, the costs of successful wells, development dry holes and productive leases are capitalized and amortized on a units-of-production basis over the life of the related reserves. Exploratory dry hole costs and other exploratory costs, including geological and geophysical costs, are expensed as incurred. Delay rentals are also expensed as incurred. Cost centers for amortization purposes are determined on a field-by-field basis. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are accrued based on units-of-production. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense.

SHORT-TERM INVESTMENTS
----------------------
These investments classified as available for sale, consist of commercial paper for which costs approximates market value.

STATEMENT OF CASH FLOWS
-----------------------

Cash equivalents include investments (primarily commercial paper) with maturities of three months or less from the date of purchase.

INCOME TAXES
------------
Income taxes are provided based on the liability method of accounting pursuant to FAS 109, Accounting for Income Taxes. The provision for income taxes is based on pretax financial taxable income. Deferred tax assets and liabilities are recognized for the future expected tax consequences of temporary differences between income tax and financial reporting and principally relate to differences in the tax basis of assets and liabilities and their reported amounts, using enacted tax rates in effect for the year in which differences are expected to reverse. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

EARNINGS PER SHARE
------------------
In the fourth quarter of 1997, the Company adopted the provisions of FAS 128, Earnings Per Share.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
-----------------------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates.

(2)   DEBT TO TRUST COMPANY OF THE WEST  (TCW)

The South Cuyama Field (the "Field"), the Company's principal asset, is pledged to TCW. On April 9, 1998 the debt was restructured. In return for
(i) a cash payment of $1.8 million on May 1, 1998, (ii) monthly payments of $92,000 beginning June 1, 1998, (iii) a balloon payment approximating $3 million on June 1, 1999, and (iv) an increase in the interest rate from 9% to 12% TCW agreed to relinquish its 18% net profits interest (NPI) in the Field effective May 1, 1998.

(3)  INCOME TAXES

The Company has the following tax carryforwards at December 31, 1997 (in thousands):

     Statutory depletion                                          $ 3,500
     Tax net operating losses (NOLs), utilization limited
       (expires in 1999-2003)                                       6,300
     Tax NOLs, utilization not limited  (expires in 2005-2010)      3,800


The Company has fully reserved its net deferred tax asset account of approximately $3,400,000.

(4)  STOCK OPTIONS AND BONUS PLANS

STOCK OPTION PLAN
-----------------
In December 1995, the Company granted 620,000 options to its CEO and another 64,500 options to other employees at an exercise price of $1.00. These options vested 60% on grant date and the remainder vest equally over three years. No options were granted in 1996. During 1997, 65,500 options were granted to the Company's new Vice-President at an exercise price of $1.50 per share; 20% vested on grant date and the remaining options vest equally over the next four years. All of the options under the plan have been granted. At December 31, 1997, seven employees and the CEO held options under the plan; 604,168 and 502,633 options were exercisable at December 31, 1997 and 1996, respectively. No options were exercised during 1997 or 1996.

The Company accounts for its plans under APB 25, Accounting for Stock Issued to Employees. Had compensation costs for the plan been determined consistent with FAS 123, Accounting for Stock-Based Compensation, the effect on 1997 operations would have been immaterial.

401-(K) PLAN
------------
The Company maintains a 401-(k) Plan, which all full-time employees are able to participate in after six months of service. The Company matches dollar-for-dollar up to 4% of all employee contributions and vesting occurs immediately. The Company's contribution for 1997 and 1996 were $29,000 and $27,000, respectively.

DEFERRED BONUS PLAN
-------------------
At present, Mr. Stabio, CEO, is the only participant in the deferred bonus plan. Bonuses are computed based on cash flow attributed to the South Cuyama Field. Bonuses accrued for 1997 and 1996 were $29,000 and $51,000, respectively. As of December 31, 1997, the amounts owing Mr. Stabio are $205,000. The amounts owing will not be paid until the earliest to occur of the following: (i) termination of the participant's employment; (ii) the merger of the Company into another entity or the sale by the Company of substantially all of its assets; or (iii) the exercise by a participant of any stock option issued by the Company which requires a payment by the participant of more than $100,000. The amounts accrued are unfunded and unsecured. In addition, during 1997 Mr. Stabio was granted an option to purchase 1.75% of Hallador Petroleum, LLP for $294,000 (the estimated fair value on grant date) which expires December 31, 2010.

(5)  MAJOR CUSTOMERS

Over 95% of the Company's revenue is attributable to the Field. During 1996 and through October 31, 1997, KOCH purchased the Field's oil production; thereafter the oil was sold to TOSCO. For 1997 and 1996, the gas was sold to ARCO. During 1996 and through July 31, 1997, the NGLs were also sold to ARCO; thereafter the NGLs were sold to KOCH. [bp1] In For For

(6)  OIL AND GAS RESERVE DATA (UNAUDITED)

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


The following reserve quantity and value information have been reduced to reflect TCW's 18% NPI; however, effective May 1, 1998, the TCW 18% NPI was relinquished as discussed in Note 2.

                                    Analysis of Changes in Proved Reserves

                                                 (in thousands)

                                         Oil          NGLs           Gas
                                       (BBLs)        (BBLs)         (MCF)
                                       ------        ------         -----
Balance at December 31, 1995           3,013            483         1,828

  Revisions of previous estimates         40           (184)       (1,026)

  Production                            (220)          ( 39)         (197)
                                       -----          -----         -----
Balance at December 31, 1996           2,833            260           605

  Revisions of previous estimates       (410)           (53)           (1)

  Discoveries-Sac Basin                                               275

  Production                            (222)           (30)         (138)

                                       -----          -----         -----
Balance at December 31, 1997           2,201            177           741
                                       =====          =====         =====
Net of 30% minority interest           1,541            124           519
                                       =====          =====         =====

There are no significant proved undeveloped reserves.

The following table (in millions) sets forth a standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves (hereinafter referred to as "SMOG"). Future cash inflows were computed using December 31, 1997 and 1996 product prices. The Company is currently receiving a $.30 per barrel premium in California which management believes will continue indefinitely. The $.30 premium was used in the preparation of the SMOG data for the life of the property.

Future production costs represent the estimated future expenditures to be incurred in producing the reserves, assuming continuation of economic conditions existing at year-end. Discounting the annual net cash inflows at 10% illustrates the impact of timing on these future cash inflows.

                                                   1997           1996
                                                  -----          -----

Future cash inflows                               $  39          $  72

Future cash outflows - production costs             (29)           (38)

Future income taxes                                                 (6)
                                                   ----           ----
Future net cash flows                                10             28

10% discount factor                                  (3)           (11)
                                                   ----           ----
SMOG                                              $   7          $  17
                                                   ====           ====
Net of 30% minority interest                      $   5
                                                   ====

Year-end oil price                                $15.27        $22.18
Year-end gas price                                  2.50          4.17
Year-end NGLs prices                               15.54         21.00


The following table (in millions) summarizes the principal factors comprising the changes in SMOG:

                                                  1997           1996
                                                  -----          -----
SMOG, beginning of year                           $17            $10

  Sales of oil and gas, net of production costs    (2)            (2)

  Net changes in prices and production costs      (11)            13

  Revisions of previous quantity estimates         (3)            (4)

  Accretion of discount                             2              1

  Change in income taxes                            3             (3)

  Changes in production rates and other,
    including discoveries of $600,000               1              2
                                                   --             --
SMOG, end of year                                 $ 7            $17
                                                   ==             ==

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE:  None

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

CORTLANDT S. DIETLER, 76, has been a Director of the Company since
November 1995.  Since April 1995, he has been the President and Chief
Executive Officer of TransMontaigne Oil Company. Mr. Dietler was the founder of Associated Natural Gas Corporation and he served as its Chairman and Chief Executive Officer until February 28, 1995. Mr. Dietler serves as a director of Forest Oil Corporation, Key Production Company, and Grease Monkey Holding Corporation.

DAVID HARDIE, 47, is the Chairman of the Board and has served as a
director of the Company since July 1989.   Mr. Hardie serves as a director
of Freedom Communications Inc., Irvine, CA, a private company which publishes newspapers, magazines and operates television stations.  He serves as a director for Pacific Grain Products, Inc., Woodland, CA, a private company, which manufactures rice and grain products.  He is a
General Partner of Hallador Venture Partners LLC, the General Partner of
Hallador Venture Fund II & III. He also serves as a director and partner of other private entities that are owned by members of his family.

STEVEN HARDIE, 44, was appointed to the Board of the Directors on July 27, 1994. Mr. Hardie and David Hardie are brothers. For the last 13 years
Mr. Hardie has been a self-employed film producer. He also serves as a director and partner of other private entities that are owned by members of his family.

BRYAN H. LAWRENCE, 55, has been a Director of the Company since November
1995. He is a founder and senior manager of Yorktown Partners LLC that manages investment partnerships formerly affiliated with Dillon, Read &
Co. Inc., an investment-banking firm (Dillon Read). Mr. Lawrence had been employed with Dillon, Read since 1966, serving most recently as a Managing
Director until the merger of Dillon Read with SBC Warburg in September
1997.  Mr. Lawrence also serves as a Director of D&K Healthcare Resources,
Inc., TransMontaigne Oil Company, and Vintage Petroleum, Inc. (each a
United States public company), Benson Petroleum, Ltd. and Cavell Energy
Corp. (each a Canadian public company) and certain non-public companies in the energy industry in which Yorktown partnership hold equity interests including Meenan Oil Co., Inc., Fintube Limited Partnership,
PetroSantander Inc., Strega Energy Inc., Savoy Energy, L.P., Concho
Resources Inc. and Ricks Exploration, Inc.  Mr. Lawrence is a graduate of
Hamilton College and also has a MBA from Columbia University.

RODERICK V. SMITH, 54, joined Hallador Petroleum Company in July 1997 as its Vice President and has over 24 years experience in the oil and gas business. He was formerly Regional Manager for OSP Consultants from 1996 to 1997, an independent oil field land and legal consultant from 1995 to 1996, Senior Legal Counsel for Washington Energy Resources in Seattle,
Washington in 1994 and was Director of Land at Pacific Enterprises Oil
Company from 1992 to 1993 and a Regional Land Manager for Terra Resources from 1984 to 1992. Mr. Smith received his Bachelor of Arts from West
Texas State University in 1966, now Texas A&M University at Canyon, and a
Juris Doctor from the University of Denver in 1977. He is a member of the Bar in Colorado and admitted to legal practice in Alaska.

VICTOR P. STABIO, 50, is the President, Chief Executive Officer (CEO),
Chief Financial Officer and a director of Hallador Petroleum Company.  Mr.
Stabio joined the Company in March 1991 as its  President and CEO.  Mr.
Stabio has been active in the oil and gas business for the past 26 years.

The Board held four meetings during 1997. Directors are not compensated for their services.

The Board has an Executive Committee consisting of David Hardie, Bryan
Lawrence, and Victor Stabio; no meetings were held during 1997. When the Board is not in session, the Executive Committee may exercise all the powers of the Board that may be delegated to a committee under Colorado law.

The Board has an Audit Committee consisting of David and Steven Hardie; no meetings were held during 1997. The Audit Committee's purpose is to oversee the Company's accounting and financial reporting policies and practices and to assist the Board in fulfilling its fiduciary corporate accountability responsibilities. The Company's independent public accountants periodically meet with the Audit Committee and always have unrestricted access directly to the Audit Committee members.

The Board has a Compensation Committee consisting of the two Hardie brothers and Mr. Lawrence; one meeting was held in 1997. The Compensation
Committee generally is charged with administering, monitoring and evaluating the overall compensation policies of the Company.

All meetings had full attendance.

ITEM 10.   EXECUTIVE COMPENSATION


                             SUMMARY COMPENATION TABLE

                                                              Long-term
                             Annual Compensation              Compensation
                 --------------------------------------------------------
Name and                                                        Securities
Principal                                    Other Annual       Underlying
Position          Year   Salary   Bonus (1)  Compensation (2)   Options
----------------  ----- --------  ---------  ----------------   ----------
Victor P. Stabio  1997  $103,000  $29,000      $4,300                  (3)
President         1996   103,000   57,000       3,600
                  1995    96,000   27,000       3,900              620,000

  ------------
(1) Includes amounts, payment of, which is deferred, pursuant to the Key Employee Bonus Plan.

(2) Company's contribution to the 401(k) Plan.

(3) During 1997, Mr. Stabio was granted an option to purchase 1.75% of Hallador Petroleum, LLP for $294,000 which expires December 31, 2010.

No options were exercised during 1997. At December 31, 1997 Mr. Stabio had 537,334 exercisable and 82,666 unexercisable options. The exercisable options are in-the-money by $200,000 and the unexercisable options are in-the-money by $31,000.

Change in Control Arrangements
------------------------------
As of December 31, 1997, Mr. Stabio has accrued $205,000 pursuant to the deferred bonus plan which on the merger of the Company into another entity or the sale by the Company of substantially all of its assets will become payable.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 13, 1998 with respect to shares held or controlled by the Company's directors.
This table should be read with the understanding that the Company's only named executive officer is also a director and persons owning more than 5% of the outstanding shares are affiliated with one or more of the Company's directors. Except as noted below, all shares are owned directly, and the owner has sole voting and investment power with respect to such shares.


              Name                  No. Shares (1)           % of Class
-------------------------------------------------------------------------
David Hardie and Steven Hardie        3,791,000                   53
as Nominee for Hardie Family
Members (2)

Victor P. Stabio (3)                    600,270                    7

Cortandt S. Dietler (4)                 100,000                    1

Bryan H. Lawrence  (5)                2,328,500                   33

All directors and executive           7,098,000                   93
officers as a group (6)


(1) Based on total outstanding shares of 7,093,150 if no options are held by the name directors, or based on a pro forma calculation of the total outstanding shares including shares issued upon exercise of options held by the named director or by members of the named group. Beneficial ownership certain of these shares has been, or is being, specifically disclaimed by certain directors in ownership reports filed with the SEC.

(2) The Hardie family business address is 740 University Avenue, Suite 110, Sacramento, California 95825.

(3) Includes 537,334 shares issuable upon the exercise of certain options though June 13, 1998 held by Mr. Stabio.

(4) Mr. Dietler's address is P. O. Box 5660, Denver, Colorado 80217. All shares are held by Pinnacle Engine Company LLC, wholly owned by Mr. Dietler.

(5) Mr. Lawrence's address is 535 Madison Avenue, New York, New York 10022. Mr. Lawrence owns 50,000 shares directly, and the remainder are held by Yorktown Energy Partners II, L.P., an affiliate.

(6) Includes 550,434 options shares issuable upon the exercise of certain options though June 13, 1998 held by the Company's two executive officers.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     3.1 Restated Articles of Incorporation of Kimbark Oil and Gas Company, effective September 24, 1987 (1)
     3.2 Articles of Amendment to Restated Articles of Incorporation of Kimbark Oil & Gas Company, effective December 14, 1989, to effect change of name to Hallador Petroleum Company and to change the par value and number of authorized shares of common stock (1)

     3.3 Amendment to Articles of Incorporation dated December 31, 1990 to effect the one-for-ten reverse stock split (2)

     3.4   By-laws of Hallador Petroleum Company, effective November 9,
           1993 (6)

     10.1 Composite Agreement and Plan of Merger dated as of July 17, 1989, as amended as of August 24, 1989, among Kimbark Oil & Gas Company, KOG Acquisition, Inc., Hallador Exploration Company and Harco Investors, with Exhibits A, B, C and D (1)

     10.2  Hallador Petroleum Company 1993 Stock Option Plan *(5)

     10.3 Agreement, dated September 18, 1991, among Cuyama Oil & Gas Company, Stream Energy, Inc. and Hallador Production Company, including Exhibit A, Agreement Regarding Term Loan Agreement, among Santa Barbara Partners, Hallador Production Company, Trio Petroleum, Inc., and Trust Company of the West, and Exhibit B, Assignment of Partnership Interest, between Cuyama Oil & Gas Company and Hallador Production Company (3)

     10.4 Modifications to the TCW loan agreement were filed on a Form 8 Amendment dated April 24, 1992 to the 1991 Form 10-K (4)

     10.5  Hallador Petroleum Company Key Employee Bonus Compensation Plan
           *(5)

     10.6  Not used

     10.7  Not used

     10.8  TOSCO Oil Contract (10)

     10.9  First Amendment to the 1993 Stock Option Plan *(8)

     10.10 First Amendment to Key Employee Bonus Compensation Plan *(8)

     10.11 Stock Purchase Agreement dated November 15, 1995 (8)

     10.12 Second Amendment to Key Employee Bonus Compensation Plan *(9)

     10.13 Contribution Agreement (11)

     10.14 Hallador Petroleum LLP Stock Option Agreement *(11)

     21.1  List of Subsidiaries (2)

     27.1  Financial Data Schedule (11)
     -----------------
     (1)   Incorporated by reference (IBR) to the 1989 Form 10-K.
     (2)   IBR to the 1990 Form 10-K.
     (3)   IBR to Form 8-K dated October 15, 1991.
     (4)   IBR to the 1991 Form 10-K, as amended.
     (5)   IBR to the 1992 Form 10-KSB.
     (6)   IBR to the 1993 Form 10-KSB.
     (7)   Not used.
     (8)   IBR to the 1995 Form 10-KSB.
     (9)   IBR to the September 30, 1996 Form 10-QSB.
    (10)   IBR to the September 30, 1997 Form 10-QSB.
    (11)   Filed herewith.

Stockholders may obtain a copy of any listed exhibit by writing to Teressa Jones, Secretary of the Company. Reasonable expenses will be charged for copies and postage. 1997, 1996 and 1995 exhibits can also be obtained via EDGAR at the SEC's web site.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the 1997 fourth quarter.


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


Dated:  April 13, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/ DAVID HARDIE         Chairman                         April 13, 1998
----------------------

/S/ VICTOR P. STABIO     CEO, Principal Financial         April 13, 1998
----------------------   and Accounting Officer and
                         Director

/S/ BRYAN LAWRENCE       Director                         April 13, 1998
----------------------