Form 10QSB
period 1998-03-31
HALLADOR PETROLEUM CO
filed 1998-05-15
CIK 788965

U.S. Securities and Exchange Commission
                       Washington, D.C. 20549

                             FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

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

Shares outstanding as of May 15, 1998: 7,093,150

This report contains eight pages.

PART I.  FINANCIAL INFORMATION
                         HALLADOR PETROLEUM COMPANY
                         Consolidated Balance Sheet
                               (in thousands)


                                                   March 31,  December 31,
                                                     1998         1997*
                                                  -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents                         $ 8,064      $ 6,047
  Short-term investments                                           1,800
  Accounts receivable-
    Oil and gas sales                                   302          331
    Well operations                                     211          336
                                                     ------       ------
      Total current assets                            8,577        8,514
                                                     ------       ------
Oil and gas properties (successful efforts), at cost:
  Unproved properties                                   159          378
  Proved properties                                  18,626       18,366
  Less - accumulated depreciation
    depletion, amortization and impairment          (13,139)     (13,039)
                                                    -------       ------
                                                      5,646        5,705
                                                    -------       ------
Other assets                                            272          266
                                                    -------       ------
                                                   $ 14,495     $ 14,485
                                                    =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities         $    281     $    360
  Oil and gas sales payable                             125          211
  Debt  to TCW                                        2,478        2,492
                                                    -------      -------
      Total current liabilities                       2,884        3,063
                                                    -------      -------
Debt to TCW                                           2,845        2,831
                                                    -------      -------
Deferred bonus plan                                     207          205
                                                    -------      -------
Other                                                   105          105
                                                    -------      -------
Minority interest                                     4,978        4,926
                                                    -------      -------
Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; no shares issued
  Common stock, $.01 par value; 100,000,000
    shares authorized; 7,093,150 shares issued           71           71
  Additional paid-in capital                         18,061       18,061
  Accumulated deficit                               (14,656)     (14,777)
                                                    -------      -------
                                                      3,476        3,355
                                                    -------      -------
                                                   $ 14,495     $ 14,485
                                                    =======      =======

*Derived from the Form 10-KSB.

                            See accompanying notes.

                          HALLADOR PETROLEUM COMPANY
                     Consolidated Statement of Operations
                    (in thousands,except per share amounts)


                                                       Three months ended
                                                            March 31,
                                                        1998        1997
                                                       ------      ------
                                                                (restated)

Revenue:
  Oil                                                 $  673      $1,079
  Gas                                                     99          93
  NGLs                                                    85         130
  Gain on sale of prospects                              320           7
  Interest and other                                     109          43
                                                       -----       -----
                                                       1,286       1,352
                                                       -----       -----
Costs and expenses:
  Lease operating                                        680         630
  General and administrative                             140         107
  Geological and geophysical                              73         395
  Interest                                               120         129
  Depreciation, depletion and amortization               100         102
                                                       -----       -----
                                                       1,113       1,363
                                                       -----       -----

Income (loss) before minority interest                   173         (11)

Minority interest                                        (52)
                                                       -----       -----


Net income (loss)                                     $  121      $  (11)
                                                       =====       =====
Basic and diluted earnings (loss) per share           $  .02      $(.001)
                                                       =====       =====
Weighted average number of shares outstanding          7,094       7,094



                          See accompanying notes.

                           HALLADOR PETROLEUM COMPANY
                       Consolidated Statement of Cash Flows
                                (in thousands)


                                                       Three months ended
                                                           March 31,
                                                        1998        1997
                                                       ------      ------
                                                                (restated)


Net cash provided by operating activities              $  343      $  382
                                                        -----       -----
Cash flows provided by (used in) investing activities:
      Short-term investments                            1,800
      Additions to properties                            (126)       (576)
                                                        -----       -----
                                                        1,674        (576)
                                                        -----       -----
Cash flows used in financing activities:
      Repayments of debt                                             (381)
                                                                    -----
Net increase (decrease) in cash and cash equivalents    2,017        (575)

Cash and cash equivalents, beginning of period          6,047       2,898
                                                        -----       -----
Cash and cash equivalents, end of period               $8,064      $2,323
                                                        =====       =====


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

     The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's 1997 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

2. During the fourth quarter of 1997, the Company changed from the full cost method to the successful efforts method of accounting for its oil and operations.

                        HALLADOR PETROLEUM COMPANY
       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------

The table below provides sales data and average prices for the period.

                         1998                           1997
              Sales Volume  Average Price    Sales Volume  Average Price
              ------------  -------------    ------------  -------------
Oil- barrels      53,509        $12.58           51,635         $20.90
Gas - MCF         43,950          2.24           30,313           3.08
NGLs- barrels      6,518         13.10            7,388          17.60

Significantly lower oil prices caused the reduction in oil revenues. Gas production increased 14,500 MCF due to the new gas well in the Merlin Prospect, offset by slightly lower production in the South Cuyama field.

LIQUIDITY AND CAPITAL RESOURCE
------------------------------

Cash, short-term investments and cash to be provided from operations are expected to enable the Company to meet its obligations as they come due and fund current planned activities.

The following discussion updates the MD&A contained in Item 6 of the 1997 Form 10-KSB and should be read in conjunction therewith.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
---------------------------------------------

     THE MERLIN PROSPECT OF THE SAC BASIN - NORTHERN CALIFORNIA
     -----------------------------------------------------------

The fifth well spud on May 10, 1998; the results should be known on or before May 20, 1998.

     BIG HORN BASIN - WYOMING
     ------------------------

In January 1998, the Company sold a half interest in four of the nine prospects it is developing for $597,000 to MCNIC Oil and Gas Corporation, a large public utility headquartered in Detroit, Michigan resulting in a gain of $320,000. In June 1998, the Company intends to spend $50,000 in seismic cost ($25,000 net to the Company), and depending on the results, plans to drill a horizontal well. The Company will be the operator and the well is estimated to cost $500,000 ($250,000 net to the Company).

In late April, the joint venture with Blackstone Energy was terminated; the Company continues to remain active in the area.

     SOUTH TEXAS
     -----------

On May 4, 1998, the Company entered into a joint venture with Indexgeo & Associates of Houston, Texas to acquire options in Colorado County, Texas (75 miles west of Houston). The budget for the seismic options to Hallador's 90% JV interest is $200,000. It is the intent of the JV to turn the options to a third party to shoot 3-D seismic. 3-D seismic has been successful in this area in identifying economic drilling locations in the Yegua and Wilcox formations. The Company also entered into an agreement to take a 15% working interest in a 7300 foot, Wilcox exploratory well from Indexgeo in Lavaca County, Texas (which adjoins Colorado County). The Company's turnkey cost through logging or plugging and abandonment is $46,000. The Company's completion cost if the well is successful would be approximately $24,000.

     SOUTH CUYAMA FIELD -  CATALYTIC CONVERTER INVESTMENT
     ---------------------------------------------------

On April 21, 1998, Hallador paid $20,000 for a six-month option to acquire a 5% ownership position in Catalytic Solutions, Inc. (Catalytic) located in Oxnard, California (a Los Angeles suburb).

Catalytic is a private company founded in January 1996 to exploit the capabilities of a unique family of metal-oxide materials developed by the company's co-founder, Dr. Steve Golden. The company is developing a new generation of catalytic materials that are not based on precious metals such as platinum, palladium, and rhodium. The worldwide market for catalytic materials is $6 billion annually, and Catalytic believes their product cost will be a fraction of the cost of competing technologies.

A catalytic converter is currently being tested in the South Cuyama field.

Initial results are encouraging.

TCW DEBT
--------

The South Cuyama field, the Company's principal asset, is pledged to TCW. On April 9, 1998, the debt was restructured. In return for (i) a cash payment of $1.8 million on May 1, 1998, (ii) monthly payments of $92,000 beginning June 1, 1998, (iii) a balloon payment approximating $3 million due on June 1, 1999, and (iv) an increase in the interest rate from 9% to 12% TCW agreed to relinquish its 18% net profits interest in the field effective May 1, 1998.

1998 OUTLOOK
------------
If the low oil price environment continues, the Company anticipates a loss for the year. Pursuant to FAS 121, Impairment of Long-lived Assets, management periodically assesses the recoverability of the Company's investment in oil and gas properties. Management believes that the low oil price environment will not continue in the near term and that the Company will ultimately recover its investment in the South Cuyama field from future cash flows. Accordingly, no write-down is expected during 1998.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 --  Financial Data Schedule; EDGAR filing only

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HALLADOR PETROLEUM COMPANY


Date:  May 15, 1998                   By: /s/ Victor P. Stabio
                                          --------------------
                                          Victor P. Stabio
                                          Chief Executive Officer and
                                          Chief Financial Officer
                                          Signing on behalf of the
                                          registrant and as principal
                                          financial officer.