Form 10QSB
period 1998-06-30
HALLADOR PETROLEUM CO
filed 1998-08-14
CIK 788965

U.S. Securities and Exchange Commission
                              Washington, D.C. 20549


                                 Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

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

Shares outstanding as of August 13, 1998: 7,093,150

PART I.  FINANCIAL INFORMATION


                         HALLADOR PETROLEUM COMPANY
                         Consolidated Balance Sheet
                               (in thousands)


                                              June 30,      December 31,
                                                1998            1997*
                                            ----------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                 $  4,978        $   6,047
  Available-for-sale securities                  631            1,800
  Accounts receivable-
    Oil and gas sales                            397              331
    Well operations                              293              336
                                             -------          -------
      Total current assets                     6,299            8,514
                                             -------          -------
Oil and gas properties
(successful efforts), at cost:
   Unproved properties                           627              378
   Proved properties                          18,683           18,366
    Less - accumulated depreciation
      depletion, amortization and
       impairment                            (13,281)         (13,039)
                                             -------          -------
                                               6,029            5,705
                                             -------          -------
Other assets                                     290              266
                                             -------          -------
                                            $ 12,618         $ 14,485
                                             =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Brokerage account                        $    115         $
   Accounts payable and accrued liabilities      253              360
   Oil and gas sales payable                     199              211
   Debt to TCW                                 3,382            2,492
                                             -------          -------
      Total current liabilities                3,949            3,063
                                             -------          -------
Debt to TCW                                                     2,831
                                                              -------
Deferred bonus plan                              212              205
                                             -------          -------
Other                                            105              105
                                             -------          -------
Minority interest                              4,961            4,926
                                             -------          -------
Stockholders' equity:
  Net unrealized loss on available-for-
    sale securities                              (45)
  Preferred stock, $.10 par value;
    10,000,000 shares authorized;
    no shares issued
  Common stock, $.01 par value;
    100,000,000 shares authorized;
    7,093,150 shares issued                       71               71
   Additional paid-in capital                 18,061           18,061
   Accumulated deficit                       (14,696)         (14,777)
                                             -------          -------
                                               3,391            3,355
                                             -------          -------
                                            $ 12,618         $ 14,485
                                             =======          =======

*Derived from the Form 10-KSB.

                           See accompanying notes.

                         HALLADOR PETROLEUM COMPANY
                    Consolidated Statement of Operations
                  (in thousands, except per share amounts)

                                Six months ended      Three months ended
                                    June  30,              June 30,
                                1998        1997       1998         1997
                               -------    -------     -------     -------
                                         (restated)             (restated)
Revenue:
  Oil                          $1,383      $2,029     $  710       $  950
  Gas                             321         167        222           74
  NGLs                            170         221         85           91
  Interest and other              197          86         88           43
  Gain on sale of prospects       343           7         23
                                -----       -----      -----        -----
                                2,414       2,510      1,128        1,158
                                -----       -----      -----        -----
Costs and expenses:
  Lease operating               1,395       1,282        715          652
  Depreciation, depletion
    and amortization              242         211        142          109
  General and
    administrative                330         203        190           96
  Impaired leasehold costs                     14                      14
  Geological and geophysical      102         525         29          130
  Dry hole                                    324                     324
  Interest                        229         254        109          125
                                -----       -----      -----        -----
                                2,298       2,813      1,185        1,450
                                -----       -----      -----        -----
Income (loss) before
  minority interest               116        (303)       (57)        (292)

Minority interest                 (35)                    17
                                -----       -----      -----        -----
Net income (loss)              $   81      $ (303)    $  (40)      $ (292)
                                =====       =====      =====        =====
Net income (loss)
 per share                     $  .01      $ (.04)   $    *       $  (.04)
                                =====       =====      =====        =====
Weighted average shares
  outstanding                   7,093       7,093      7,093        7,093
                                =====       =====      =====        =====

_____________________
* Less than one cent.


                           See accompanying notes.

                         HALLADOR PETROLEUM COMPANY
                     Consolidated Statement of Cash Flows
                               (in thousands)

                                                       Six months ended
                                                           June 30,
                                                       1998        1997
                                                                (restated)


Net cash provided by operating activities             $   524     $    51
                                                       ------      ------
Cash flows provided by (used in)
  investing activities:
  Short-term investments                                1,135         400
  Additions to properties                                (878)       (976)
  Other assets                                            (24)
                                                       ------      ------
    Net cash used in (provided by)
      investing activities                                233        (576)
                                                       ------      ------
Cash flows from financing activities:
   Brokerage account                                      115
   Repayments of debt                                  (1,941)       (472)
                                                       ------      ------
Cash flows from financing activities:
      Net cash used in financing activities            (1,826)       (472)
                                                       ------      ------
Net decrease in cash and cash equivalents              (1,069)       (997)

Cash and cash equivalents, beginning of period          6,047       2,898
                                                       ------      ------
Cash and cash equivalents, end of period              $ 4,978     $ 1,901
                                                       ======      ======



                           See accompanying notes.

                         HALLADOR PETROLEUM COMPANY
                       Notes to Financial Statements

1. The interim financial data is unaudited; however, in the opinion of management,the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

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

3. Comprehensive income for the six-month period ended June 30, 1998 is approximately $50,000 and the loss for the three-month period ended June 30, 1998 is approximately $72,000. Per share amounts are not meaningful.

                         HALLADOR PETROLEUM COMPANY
           Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------

The table below provides sales data and average prices for the period.

                          1998                          1997
                Sales Volume Average Price   Sales Volume Average Price
               ------------- -------------   ------------ -------------
Oil - barrels        116,753        $11.85        106,396        $19.07
Gas - mcf            153,848          2.09         65,800          2.54
NGLs- barrels         14,512         11.71         15,196         14.54

Significantly lower oil prices caused the reduction in oil revenues. Gas production more than doubled due to the two new gas wells in the Merlin prospect, see below. The increase in oil production is attributable primarily to TCW relinquishing its 18% net profits interest in the South Cuyama field pursuant to the debt restructuring, see below.

South Cuyama field oil and gas prices at August 12, 1998, were $11/bbl and $1.90/mcf. Gas prices in the Merlin prospect are currently $2.10/mcf.

QUARTER-TO-DATE COMPARISON
--------------------------

The table below provides sales data and average prices for the second quarters.

                          1998                          1997
                Sales Volume Average Price   Sales Volume Average Price
               ------------- -------------   ------------ -------------
Oil - barrels         63,244       $11.22          54,761        $17.35
Gas - mcf            109,898         2.02          35,487          2.08
NGLs- barrels          7,994        10.58           7,807         11.65

The explanations above for the year-to-date comparisons also apply to the quarter-to-date comparisons.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash, short-term investments, and cash to be provided from operations are expected to enable the Company to meet its obligations as they come due and fund current planned activities.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN ITEM 6 OF THE 1997 FORM 10-KSB AND SHOULD BE READ IN CONJUNCTION THEREWITH.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY

      THE MERLIN PROSPECT OF THE SAC BASIN - NORTHERN CALIFORNIA
      ----------------------------------------------------------

On May 10, 1998 the Otto Loshe #1-22 was spud. The well was completed at 5,500' and on June 5 was placed on production. The well is currently producing 1.8 mmcfpd. This was the fifth and final well of this particular area of the prospect. A test of a shallower sand yielded gas at a rate of 6.5 mmcfpd and will be produced at a later date.

The initial Merlin prospect gas find, the #1-15 Henning, continues to produce at a rate of 2.3 mmcfpd. The Company anticipates combined gross sales of 5 mmcfpd from both wells. The Company has a 30% WI (24% NRI) in this prospect.

An exploratory well is scheduled for a new area of the prospect in mid-September. Furthermore, a second exploratory well is scheduled for late 1998 or early 1999. If either of these two exploratory wells prove successful, more development wells could be drilled in 1999.

      BIG HORN BASIN - WYOMING
      ------------------------

In January 1998, the Company sold a half interest in four of the nine prospects it is developing for $597,000 to MCNIC Oil and Gas Corporation, a large public utility headquartered in Detroit, Michigan resulting in a gain of $320,000. Seismic operations are underway at four prospect areas where the Company has working interests ranging from 50% to 100%. The Company intends to spend $50,000 in seismic cost ($25,000 net to the Company), and depending on the results, plans to drill a horizontal well when oil prices improve. The Company will be the operator and the well is estimated to cost $500,000 ($250,000 net to the Company).

In late April, the joint venture with Blackstone Energy was terminated; the Company continues to remain active in the area.

     SOUTH TEXAS
     -----------

On May 4, 1998, the Company entered into a joint venture with Indexgeo & Associates of Houston, Texas to acquire seismic options in Colorado County, Texas (75 miles west of Houston). The budget for the seismic options to Hallador's 90% JV interest is $100,000. It is the intent of the JV to turn the options to a third party to shoot 3-D seismic. 3-D seismic has been successful in this area in identifying economic drilling locations in the
Yegua and Wilcox formations.   To date, the Company has entered into options
to lease approximately 4,000 acres.

On June 13, 1998 the Indexgeo New Henderson Gas Unit #1 was spud. This well is located in Lavaca County, which adjoins Colorado County, Texas. The well was completed at 3,800' and on August 5 was placed on production.

The well is currently producing 400 mcfpd. The Company has a 15% WI (11.25% NRI) in this well. The Company's cost was approximately $70,000. No further drilling is planned for this area.

     PARADOX BASIN
     -------------

During June, approximately 6,000 acres were leased in the Paradox Basin, Utah (within 25 miles of the Four Corners) within the Rapids Prospect area. Geologic and geophysical studies are underway in support of a future 3-D seismic survey. The Company plans to invest $200,000 in this area.

SOUTH CUYAMA FIELD

     LOW OIL PRICES
     --------------

Due to low oil prices the Company implemented many cost reduction measures. These included the shut-in of marginal wells and the reduction in the utilization of service rigs. These factors helped the Company achieve very low operating costs, but also resulted in lower production for the second quarter. Approximately 150 bopd in marginal production have been shut-in. Based on current South Cuyama field oil prices of $11.00, the field is at a cash breakeven point.

     CATALYTIC CONVERTER INVESTMENT
     ------------------------------

On April 21, 1998, Hallador paid $20,000 for a six-month option to acquire a 5% ownership position in Catalytic Solutions, Inc. (Catalytic) located in Oxnard, California (a Los Angeles suburb). The Company must decide on or before October 19, 1998, whether to invest $300,000 for its 5% ownership.

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

These catalytic converters are currently being tested in the South Cuyama field. Initial results are encouraging.

TCW DEBT
--------

The South Cuyama field, the Company's principal asset, is pledged to TCW. On April 9, 1998, the debt was restructured. In return for (i) a cash payment of $1.8 million on May 1, 1998, (ii) monthly payments of $92,000 beginning June 1, 1998, (iii) a balloon payment approximating $3 million due on June 1, 1999, and (iv) an increase in the interest rate from 9% to 12% TCW agreed to relinquish its 18% net profits interest in the field effective April 1, 1998.

AVAILABLE-FOR-SALE SECURITIES
-----------------------------

During the second quarter, the Company decided to make several investments in certain publicly traded drilling companies. Management is of the opinion that these particular stocks are trading at a value significantly less than their fair value. As of June 30, 1998 the Company held 15,000 shares of R&B Falcon Drilling (FLC-NYSE) and 15,000 of Rowan Companies (RDC-NYSE) at a cost of $676,000. At June 30, these stocks have a value of $631,000. Management continued this strategy, and as of August 13, the Company owns 26,000 shares of R&B Falcon Corporation, 26,000 shares of Rowan Companies, 16,000 of ENSCO International, Inc. (ESV-NYSE), and 10,000 shares of Pool Energy Services (PESC-NASDAQ), all at a cost of $1,408,000. Based on August 13 closing prices, these stocks have a value of $984,000.
Management intends to hold these stocks through the fall of 1999.

THE YEAR 2000-Y2K
-----------------

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

None of the new accounting pronouncements that have been issued will affect the Company's future financial reporting.

1998 OUTLOOK
------------

If the low oil price environment continues, the Company anticipates a loss for the year. Pursuant to FAS 121, Impairment of Long-lived Assets, management periodically assesses the recoverability of the Company's investment in oil and gas properties. Management believes that the low oil price environment will not continue in the near term and that the Company will ultimately recover its investment in the South Cuyama field.
Accordingly, no write-down is expected during 1998.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       10.1    Reconveyance of Overriding Royalty Interests
       10.2    Secured Promissory Note - $1,055,854 - April 23, 1998
       10.3    Secured Promissory Note - $1,330,376 - April 23, 1998
       10.4    Secured Promissory Note - $122,500 - April 23, 1998
       10.5    Secured Promissory Note - $767,894 - April 23, 1998
       10.6    Secured Promissory Note - $612,395 - April 23, 1998
       10.7    Second Amendment to Amended Deed of Trust, Mortgage,
               Security Agreement, Financing Statement, Personal
               Property including hydrocarbons, Assignment of
               Production and Fixture Filing
       27      Financial Data Schedule; EDGAR filing only

(b)  No reports on Form 8-K were filed during the quarter.

                             SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HALLADOR PETROLEUM COMPANY

Date:  August 14, 1998                     By: /s/ Victor P. Stabio
                                                Victor P. Stabio
                                                Chief Executive Officer
                                                and Chief Financial
                                                Officer

                                                Signing on behalf of the
                                                registrant and as
                                                principal financial
                                                officer.
                                     9