Form 10QSB
period 1998-09-30
HALLADOR PETROLEUM CO
filed 1998-11-04
CIK 788965

U.S. Securities and Exchange Commission
                                     Washington, D.C. 20549


                                           Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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


Shares outstanding as of November 3, 1998: 7,093,150

PART I.  FINANCIAL INFORMATION

                        HALLADOR PETROLEUM COMPANY
                        Consolidated Balance Sheet
                             (in thousands)

                                                  September 30,   December 31,
                                                       1998           1997*
                                                     --------       ---------
ASSETS
Current assets:
  Cash and cash equivalents                           $ 3,440       $ 6,047
  Available-for-sale securities                           978         1,800
  Accounts receivable-
    Oil and gas sales                                     265           331
    Well operations                                       384           336
                                                       ------        ------
      Total current asset                               5,067         8,514
                                                       ------        ------

Oil and gas properties (successful efforts), at cost:
  Unproved properties                                     669           378
  Proved property                                      18,797        18,366
  Less - accumulated depreciation depletion,
    amortization and impairment                       (13,405)      (13,039)
                                                       ------        ------
                                                        6,061         5,705
                                                       ------        ------
Other assets                                              288           266
                                                       ------        ------
                                                      $11,416       $14,485
                                                       ======        ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities            $   390       $   360
  Oil and gas sales payable                               101           211
   Debt to TCW                                          3,177         2,492
                                                       ------        ------
    Total current liabilities                           3,668         3,063
                                                       ------        ------
Debt to TCW                                             2,831
                                                       ------        ------
Deferred bonus plan                                       214           205
                                                       ------        ------
Other                                                     101           105
                                                       ------        ------
Minority interest                                       4,848         4,926
                                                       ------        ------
Stockholders' equity:
  Net unrealized loss on available-for-sale securities   (587)**
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; no shares issued
  Common stock, $.01 par value; 100,000,000
    shares authorized; 7,093,150 shares issued             71            71
  Additional paid-in capital                           18,061        18,061
  Accumulated deficit                                 (14,960)      (14,777)
                                                       ------        ------
                                                        2,585         3,355
                                                       ------        ------
                                                      $11,416       $14,485
                                                       ======        ======
----------------------
*Derived from the Form 10-KSB.
**At November 2, 1998 this amount was a ($293,000).


                          See accompanying notes.

                        HALLADOR PETROLEUM COMPANY
                   Consolidated Statement of Operations
                 (in thousands, except per share amounts)

                                 Nine months ended    Three months ended
                                   September  30,        September 30,
                                 1998         1997    1998          1997
                                ------       ------   ------       ------
                                           (restated)           (restated)
Revenue:
  Oil                           $2,052       $2,978    $  669      $  949
  Gas                              520          260       199          93
  NGLs                             227          310        57          89
  Interest and other               294          168        97          82
  Gain on sale of prospects        343          113       106
                                 -----        -----     -----       -----
                                 3,436        3,829     1,022       1,319
                                 -----        -----     -----       -----
Costs and expenses:
  Lease operating                2,148        2,048       753         766
  Depreciation, depletion
    and amortization               366          329       124         118
  General and
    administrative                 479          314       149         111
  Impaired leasehold costs                       26                    12
  Geological and geophysical       305          696       203         171
  Dry hole                          73          357        73          33
  Interest                         326          379        97         125
                                 -----        -----     -----       -----
                                 3,697        4,149     1,399       1,336
                                 -----        -----     -----       -----
Loss before minority interest     (261)        (320)     (377)        (17)

Minority interest                   78            5       113           5
                                 -----        -----     -----       -----
Net loss                        $ (183)      $ (315)   $ (264)     $  (12)
                                 -----        -----     -----       -----
Net loss per share              $ (.03)      $ (.04)   $ (.04)     $ (.00)
                                 =====        =====     =====       =====
Weighted average shares
  outstanding                    7,093         7,093     7,093      7,093
                                 =====         =====     =====      =====



                          See accompanying notes.

                        HALLADOR PETROLEUM COMPANY
                   Consolidated Statement of Cash Flows
                             (in thousands)

                                                       Nine months ended
                                                          September 30,
                                                       1998         1997*
                                                     --------      -------
                                                                 (restated)
Net cash provided by operating activities              $    48     $    92
                                                        ------      ------
Cash flows (used in) investing activities:
  Short-term investments                                   235      (3,212)
  Additions to properties                                 (722)     (1,060)
  Other assets                                             (22)        (88)
                                                        ------      ------
    Net cash (used in) investing activities               (509)     (4,360)
                                                        ------      ------
Cash flows from financing activities:
  Yorktown investment                                                5,025
  Repayments of debt                                    (2,146)       (498)
                                                        ------      ------
    Net cash provided by (used in) financing activities (2,146)      4,527
                                                        ------      ------
Net increase (decrease) in cash and cash equivalents    (2,607)        259

Cash and cash equivalents, beginning of period           6,047       2,898
                                                        ------      ------
Cash and cash equivalents, end of period               $ 3,440     $ 3,157
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

3. Comprehensive loss for the nine-month period ended September 30, 1998 is approximately $594,000 and the loss for the three-month period ended September 30, 1998 is approximately $675,000. Per share amounts are losses of $.08 and $.10, respectively.

                        HALLADOR PETROLEUM COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------

The table below provides sales data and average prices for the period.

                            1998                         1997
                 Sales Volume  Average Price  Sales Volume  Average Price
                 ------------  -------------  ------------  -------------
Oil - barrels      173,810        $11.80         163,690       $18.19
Gas - mcf          243,390          2.14         105,200         2.47
NGLs- barrels       21,520         10.54          22,962        13.51

Significantly lower oil prices caused the reduction in oil revenues. Gas production more than doubled due to the two new gas wells in the Merlin prospect, see below. The increase in oil production is attributable primarily to TCW relinquishing its 18% net profits interest in the South Cuyama field pursuant to the debt restructuring as discussed below.

South Cuyama field oil and gas prices at November 3, 1998, were $11.72/bbl and $1.80/mcf. Gas prices in the Merlin prospect are currently $2.06/mcf.

QUARTER-TO-DATE COMPARISON
--------------------------

The table below provides sales data and average prices for the third quarters.

                            1998                         1997
                 Sales Volume  Average Price  Sales Volume  Average Price
                 ------------  -------------  ------------  -------------
Oil - barrels      57,060         $11.72         57,292        $16.56
Gas - mcf          89,550           2.23         39,400          2.35
NGLs- barrels       7,008           8.12          7,766         11.51

The explanations above for the year-to-date comparisons also apply to the quarter-to-date comparisons; except that during the third quarter 1997, upon resolution of an ownership matter, the Company received approximately $27,000 in oil revenue that related to prior periods. Consequently, 2,300 bbls of the third quarter production related to those periods.
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN ITEM 6 OF THE 1997 FORM 10-KSB AND SHOULD BE READ IN CONJUNCTION THEREWITH.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
---------------------------------------------

     THE MERLIN PROSPECT OF THE SAC BASIN  - NORTHERN CALIFORNIA
     -----------------------------------------------------------

There are two producing gas wells in this field. Due to depletion and high line pressure, the current production from both wells has declined to
1.3 mmcfpd. Field compression is being installed which should bring the combined production to 2 mmcfpd. There are additional reserves behind pipe that will be perforated when the existing zones are depleted.

During September, another well was drilled resulting in a dry hole. The existing 3-D seismic data and the new subsurface information gained from this dry hole are being evaluated to identify future drilling prospects. Based on the results of this evaluation, two wells are tentatively scheduled to be drilled during early 1999.

     BIG HORN BASIN - WYOMING
     -----------------------

In January 1998, the Company sold a half interest in four of the nine prospects it is developing for $597,000 to MCNIC Oil and Gas Corporation, a large public utility headquartered in Detroit, Michigan resulting in a gain of $320,000. During the third quarter, seismic operations were completed on five prospect areas where the Company has working interests ranging from 50% to 100%. The Company has incurred $154,000 in seismic cost ($94,000 net to the Company), and depending on the results, plans to drill a horizontal well when oil prices improve. The Company will be the operator and the well is estimated to cost $500,000 ($250,000 net to the Company).

In late April, the joint venture with Blackstone Energy was terminated; the Company continues to remain active in the area.

     SOUTH TEXAS
     -----------

On May 4, 1998, the Company entered into a joint venture with Indexgeo & Associates of Houston, Texas to acquire seismic options in Colorado County, Texas (75 miles west of Houston). The costs for the seismic options to Hallador's 90% JV interest are $153,000. It is the intent of the JV to turn the options to a third party to shoot 3-D seismic. 3-D seismic has been successful in this area in identifying economic drilling locations in the Yegua and Wilcox formations. To date, the Company has entered into options to lease approximately 4,500 acres. The joint venture has sold 43% of the prospect on a promoted basis (1/3 for 1/4) and plans to sell an additional 32% by year-end. If successful, the joint venture will recover all of its costs and be carried for a 25% interest in the seismic costs. If well locations are identified from the 3-D seismic, the joint venture will be responsible for its 25% share.

     PARADOX BASIN - UTAH
     --------------------
During June, approximately 6,000 acres were leased in the Paradox Basin, Utah (within 25 miles of the Four Corners) within the Rapids Prospect area. Geologic and geophysical studies are underway in support of a future 3-D seismic survey. The Company plans to invest $200,000 in this area.

The Company plans to sell 75% of this prospect on a promoted basis (1/3 for 1/4) which would result in a 25% carried interest in the acreage and seismic costs.

     CARBON COUNTY - MONTANA
     -----------------------

During October, the Company participated in a new discovery located in the Dry Creek field of Carbon County, Montana. The Company has a 7.5% WI (4.875% APO) and a 6% NRI (3.9% APO). The well was drilled based on 3-D surveys. In mid-1999, the Company plans to participate in additional wells. The total prospect covers 3,000 acres.

LOW OIL PRICES
--------------

Due to low oil prices in the South Cuyama field, the Company implemented cost reduction measures. These included the shut-in of marginal wells and the reduction in the utilization of service rigs. These factors helped the Company achieve lower operating costs, but also resulted in lower production for the second and third quarters. Approximately 150 bopd in marginal production have been shut-in. Based on current South Cuyama field oil prices of $11.72, the field is generating minimal cash flow.

CATALYTIC CONVERTER INVESTMENT
------------------------------

On April 21, 1998, Hallador paid $20,000 for a six-month option to acquire a 5% ownership position in Catalytic Solutions, Inc. located in Oxnard, California (a Los Angeles suburb). The Company declined to exercise its option on October 19, 1998. Negotiations are on going to restructure the Company's potential $300,000 investment for a 5% ownership position.

TCW DEBT
--------

The South Cuyama field, the Company's principal asset, is pledged to TCW. On April 9, 1998, the debt was restructured. In return for (i) a cash payment of $1.8 million on May 1, 1998, (ii) monthly payments of $92,000 beginning June 1, 1998, (iii) a balloon payment approximating $2.7 million due on June 1, 1999, and (iv) an increase in the interest rate from 9% to 12% TCW agreed to relinquish its 18% net profits interest in the field effective April 1, 1998.

AVAILABLE-FOR-SALE SECURITIES
-----------------------------

                                                  September 30, 1998
                                             Shares    Costs   Market Value
                                             ------  --------  ------------
R&B Falcon Corporation (FLC-NYSE)           26,000  $  579,000   $  314,000
Rowan Companies Inc. (RDC-NYSE)             26,000     513,000      294,000
Pool Energy Services Company (PESC-NASDAQ)  13,000     122,000      118,000
Ensco International Inc. (ESC-NYSE)         19,000     306,000      207,000
                                                     ---------    ---------
    Totals                                          $1,520,000   $  933,000
                                                     =========    =========

                                                   November 2, 1998
                                             Shares    Costs   Market Value
                                             ------  --------  ------------
R&B Falcon Corporation  (FLC-NYSE)           26,000  $  579,000   $  387,000
Rowan Companies Inc. (RDC-NYSE)              23,000     471,000      362,000
Pool Energy Services Company (PESC-NASDAQ)   10,000      95,000      142,000
Ensco International Inc. (ESC-NYSE)          13,000     228,000      189,000
                                                      ---------    ---------
     Totals                                          $1,373,000   $1,080,000
                                                      =========    =========

During the second quarter, the Company decided to make several investments in certain publicly traded drilling and service companies. Through November 2, 1998 $77,500 in short-term gains were recognized from trading the above securities.

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

OUTLOOK
-------

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

(a)  Exhibits

     27 - Financial Data Schedule; EDGAR filing only

(b)  No reports on Form 8-K were filed during the quarter.

                                 SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HALLADOR PETROLEUM COMPANY


Date:  November 3, 1998           By: /s/ Victor P. Stabio
                                      --------------------
                                      Victor P. Stabio
                                      Chief Executive Officer and
                                      Chief Financial Officer
                                      Signing on behalf of the registrant
                                      and as principal financial officer.