Form 10QSB/A
period 1998-09-30
HALLADOR PETROLEUM CO
filed 1998-11-18
CIK 788965

THIS AMENDED FORM 10-QSB IS BEING FILED TO CORRECT THE FOLLOWING TWO ERRORS
IN PART I OF ITEM 1-FINANCIAL STATEMENTS WHICH WERE CAUSED WHEN THE DOCUMENT WAS CONVERTED TO ASCII FORMAT FOR THE EDGAR FILING: (1) The number 2,831 on the line "Debt to TCW" in the Consolidated Balance Sheet is now reported under the column "December 31, 1997," and (2) The number 106 on line "Gain on sale of prospects" in the Consolidated Statement of Operations is now reported under the column "Three months ended September 30, 1997 (restated)."


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

                                  HALLADOR PETROLEUM COMPANY


Date:  November 17, 1998           By: /s/ Victor P. Stabio
                                      --------------------
                                      Victor P. Stabio
                                      Chief Executive Officer and
                                      Chief Financial Officer
                                      Signing on behalf of the registrant
                                      and as principal financial officer.