Form 10KSB40
period 1998-12-31
HALLADOR PETROLEUM CO
filed 1999-03-29
CIK 788965

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                  FORM 10-KSB


[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value

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

State issuer's revenues for its most recent fiscal year:  $4,400,000

As of March 26, 1999, approximately 7,093,150 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $292,000 based on the closing price of $.75.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 1.  DESCRIPTION OF BUSINESS

General Development of Business
-------------------------------
Hallador Petroleum Company, a Colorado corporation, was organized by its predecessor in 1949.

On July 21, 1997, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 in Hallador Petroleum, LLP, a newly formed limited liability limited partnership. Hallador Petroleum Company is the general partner and received a 70% interest in the partnership in return for contributing its net assets and Yorktown represents the limited partners and received a 30% interest for its $5,025,000 cash contribution. Hallador Petroleum Company, being the general partner, consolidates the activity of the partnership and presents the 30% limited partners' interest as a minority interest.

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

Over 84% of the Company's oil and gas revenue is attributable to the South Cuyama field (the "Field") located in Santa Barbara County, California, approximately 75 miles southwest from Bakersfield, California. The Company owns 92% of Santa Barbara Partners (SBP), an Oklahoma general partnership, which has an 84% working interest (69% net revenue interest) in the Field. The Field's oil reserves consist of light oil at 31 degree gravity.

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

Markets
-------
The Company's products are sold to various purchasers in the geographic area of the properties. Natural gas, after processing, is distributed through pipelines. Oil and natural gas liquids (NGLs) are distributed through pipelines or hauled by trucks. The principal uses for oil and natural gas are heating, manufacturing, power, and transportation.

As of March 26, 1999, the Company was receiving $12.70 per barrel for its California oil production which is approximately $1 more than the average price received during 1998 and about $5 below the average price received during 1997. On January 1, 1999, the Company began selling its oil to EOTT Energy Corp. (an affiliate of Enron Corp.) under a six-month evergreen contract, which includes a $.05 per barrel premium.

The Field's natural gas is sold to Aera Energy, L.L.C., a joint venture between ARCO and Shell, pursuant to a "spot market" contract, which runs through October 31, 1999. The average price per MCF received in the Field during 1998 was $2.12; the year-end price was $2.23 and the March 26, 1999 estimated price was $1.87.

NGLs are sold to EOTT pursuant to a "spot market" contract, which can be canceled by either party with 60 days notice. The average price per barrel received in the Field during 1998 was $10.19; the year-end price was $10.68 and the March 26, 1999 estimated price was $10.50.

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

During 1998, the aggregate amount incurred by the Company to comply with these recurring environmental regulations was approximately $107,000. The Company estimates that such expenditures for 1999 and for each year thereafter in the foreseeable future will be approximately $70,000. The Company will continue to use its best efforts to comply with all applicable environmental laws and regulations. See Item 6 - Management's Discussion and Analysis (MD&A) for a discussion regarding idle wells in the Field.

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

The oil business is not generally seasonal in nature; although unusual weather extremes for extended periods may increase or decrease demand. Natural gas prices tend to increase in the fall and winter months and to decrease in the spring and summer.

The Company has 21 employees; six are located at its executive office in Denver and 15 are located at the Field in New Cuyama, California. In March 1998 the Company hired a geologist. The Company also engages consulting petroleum engineers, environmental professionals, geologists, geophysicists, landmen and attorneys on a fee basis.

ITEM 2.  DESCRIPTION OF PROPERTY

Location and General Character
------------------------------
The Company's principal producing areas are in Santa Barbara County, California, the Sacramento Basin of Northern California (Sac Basin), and the San Juan Basin in New Mexico. Revenue from the Field accounted for 84% of 1998 oil and gas revenue, the Sac Basin accounted for 12%, and San Juan accounted for 4%.

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

Proved Oil and Gas Reserves
---------------------------
Information concerning estimates of the Company's reserves is set forth in
Note 7 to the financial statements. The Company's 1998 reserve estimates were prepared by a consulting petroleum engineer who is also an affiliate. All of the Company's oil and gas reserves are located onshore.

The South Cuyama Field
----------------------
Discovered in 1949 in the Cuyama Valley, Santa Barbara County, California, the Field became the largest oil field found to date in the valley and is located approximately 75 miles southwest from Bakersfield. By 1951, the Field contained 200 wells producing approximately 40,000 barrels of oil per day.

Since inception, the Field is estimated to have produced and sold over 220 million barrels of crude oil. Current oil production to the 100% approximates 695 barrels per day. Currently, there are 61 producing wells. The wells produce from a depth range of 3,900 to 4,600 feet.

Field Oil Prices at Historical Lows
-----------------------------------
See Item 6 - MD&A.

Sales and Price Data for all Properties
---------------------------------------
See Item 6 - MD&A.

Producing Wells
---------------

As of December 31, 1998, the Company had a working interest in 56 gross (43 net) oil wells and 26 gross (6 net) gas wells.

Leasehold Interests
-------------------
The following table sets forth the gross and net acres of undeveloped oil and gas leases and lease options held by the Company as of March 26, 1999:

                       State                 Gross                Net
              ------------------------      --------           ---------
              South Cuyama, California        3,224              3,224

              Sac Basin, California           1,842                553

              North Dakota                   31,088              7,726

              Texas                           5,313              1,004

              Utah                            8,848              8,528

              Wyoming                        72,585             61,485
                                            -------             ------
                Total                       122,900             82,520
                                            =======             ======

The Company has an interest in 2,504 gross (2,001 net) developed acres in the Field.

Drilling Activity
-----------------
During 1998, the Company's drilling activity consisted of two wells drilled in the Sac Basin, one in the Montana portion of the Big Horn Basin and one in Lavaca County, Texas, on the Gulf Coast. Of the two Sac Basin wells where the Company holds a 30% working interest, one was completed as a gas producer and the other was dry. The Company held a 7.5% working interest in the well in the Montana portion of the Big Horn Basin. It was abandoned after producing uneconomical amounts of oil. The Lavaca County well was completed as a marginally economic gas well; however, it was subsequently abandoned after six months of production. The Company held a 15% working interest in that well.

ITEM 3.  LEGAL PROCEEDINGS: None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the OTC Bulletin Board under the symbol "HPCO." The following table sets forth the high and low closing price for the periods indicated:

                                                     High         Low
                                                     ----        ----
       1999
          First quarter (through March 26, 1999)     $ .75       $ .75

       1998
          First quarter                               1.75        1.37
          Second quarter                              1.31        1.25
          Third quarter                               1.00         .88
          Fourth quarter                              1.19         .75

       1997
          First quarter                               2.25        1.37
          Second quarter                              1.75        1.75
          Third quarter                               4.50        1.75
          Fourth quarter                              1.75        1.50

The quotations reflect inter-dealer prices, without retail mark-up, markdowns, or commissions and may not represent actual transactions.

During the last two years no dividends have been paid. The Company's Board of Directors has no present intention to pay any dividends in the foreseeable future.

As of March 26, 1999 there were 452 holders of record of the Company's common stock and the closing price was $.75.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------
Our consolidated financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion. Operations are attributable to the South Cuyama field, the Sac Basin and various lease plays in the Rocky Mountain region. To a large degree, our value depends on the estimated future cash flows from the Field. We intend to maximize cash flow by continuing to increase oil production and keeping operating expenses low. Future operations will also be affected by the results of the prospect development and exploration activity discussed below.

On July 21, 1997, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 in Hallador Petroleum, LLP, a newly formed limited liability limited partnership. We are the general partner and received a 70% interest in the partnership in return for contributing our net assets, and Yorktown represents the limited partners and received a 30% interest for its $5,025,000 cash contribution. Being the general partner, we consolidate the activity of the partnership and present the 30% limited partners' interest as a minority interest

Our profitability in any particular accounting period will be directly related to: (i) prices, (ii) production, (iii) lifting costs, and (iv) exploration activities. Accordingly, operating results will fluctuate from period to period based on these factors, among others.

Prospect Development and Exploration Activity
---------------------------------------------
During 1998 and 1997, we began purchasing unproved acreage. In March 1998, we hired a full-time geologist with over 15 years of experience in the Rocky Mountain region. Substantially all of these leases have been purchased based on geological leads generated by our geologist and other consulting geologists and geophysicists. These activities, most of which represent high-risk, high-reward investments, may or may not prove successful.

     The Merlin Prospect of the Sac Basin - Northern California
     ----------------------------------------------------------
There are two producing gas wells in this field. Combined production is about 1.38 mmcfpd. There are additional reserves behind pipe that are scheduled for perforation which, should increase the production to about 3 mmcfpd. Two wildcats are planned for drilling in April 1999. If one of the two is successful, then two more locations are planned for drilling.

     Big Horn Basin - Wyoming
     ------------------------
In January 1998, we sold a half interest in four of the nine prospects we are developing for $597,000 to MCNIC Oil and Gas Corporation, a large public utility headquartered in Detroit, Michigan resulting in a gain of $320,000. During the third quarter, seismic operations were completed on five prospect areas where we have working interests ranging from 50% to 100%. We incurred $154,000 in seismic cost ($94,000 net to us), and plan to drill a horizontal well when oil prices improve. We will be the operator, and the well is estimated to cost $500,000 ($250,000 net to us.)

     South Texas
     -----------
On May 4, 1998, we entered into a joint venture with Indexgeo & Associates of Houston, Texas to acquire seismic options in Colorado County, Texas (75 miles west of Houston.) The cost for the seismic options to our 90% JV interest was $166,000. The seismic options consisting of approximately 5,000 acres have been turned to third parties such that we have been reimbursed $166,000 and will be carried for 19% through the 3-D seismic and processing. Processing will be complete in mid-April, and if Yeguea and Wilcox prospects are identified, we will pay our 19% share of drilling and completing each prospect.

     Paradox Basin - Utah
     --------------------
During June 1998, approximately 6,000 acres were leased in the Paradox Basin, Utah (within 25 miles of the Four Corners) within the Rapids Prospect area. Geologic and geophysical studies are underway in support of a future 3-D seismic survey. We invested $200,000 in this area. Due to low oil prices, we impaired half of this investment in the fourth quarter.

Catalytic Solutions Investment
-----------------------------
We invested $70,000 to acquire a 1.3% ownership position in Catalytic Solutions, Inc. (CSI) located in Oxnard, California (a Los Angeles suburb) with an option to acquire an additional 5.239% for $208,000 over the next two years. CSI is a development-stage private company that manufactures catalytic converters that reduce toxic emissions from internal combustion engines. We use CSI's products in the Field. CSI is in the process of closing a private placement that will raise approximately $1,800,000 for manufacturing and marketing their product.

Available-For-Sale Securities
-----------------------------
During the second quarter of 1998, we decided to make several investments in certain publicly traded drilling and service companies. The table below shows the positions at December 31, 1998 and March 26, 1999.
Trading profits of $90,000 were recognized during 1998. During the fourth quarter, we recognized an impairment of $400,000 for the R&B Falcon investment and an impairment of $100,000 for the Rowan investment. An additional charge to equity of $305,000 was also recorded as a temporary decline. Trading profits during the first quarter of 1999 through March 26 were $75,000.

                                                      December 31, 1998
                                            Shares    Cost    Market Value
                                            -------  -------- -----------
R&B Falcon Corporation  (FLC-NYSE)          44,000  $  757,000 $  333,000
Rowan Companies Inc. (RDC-NYSE)             38,000     645,000    375,000
Pool Energy Services Company (PESC-NASDAQ)  23,000     267,000    249,000
Ensco International Inc. (ESV-NYSE)         25,000     360,000    267,000
                                                     ---------   --------
                                                    $2,029,000 $1,224,000
                                                     =========  =========

                                                      March 26, 1999
                                            Shares    Cost    Market Value
                                           ------    -------- ------------
R&B Falcon Corporation  (FLC-NYSE)          44,000  $  757,000 $  358,000
Rowan Companies Inc. (RDC-NYSE)             29,000     550,000    379,000
Pool Energy Services Company (PESC-NASDAQ)  15,000     186,000    235,000
Ensco International Inc. (ESV-NYSE)         19,000     301,000    265,000
                                                     ---------   --------
                                                    $1,794,000 $1,237,000
                                                     =========  =========


Environmental and Regulation
----------------------------
We are directly affected by changing environmental rules and regulations. Although we believe our operations and facilities are in compliance with applicable environmental regulations, risk of substantial cost and liabilities resulting from an unintentional breach of environmental regulations are inherent to oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations, and enforcement policies or claims for damages could result in significant costs and liability in the future.

The California legislature passed a bill, which will increase our operator's bond from $100,000 to $250,000 to be phased in over a five-year period. In addition, an idle well bill was passed to insure that funds will be available to properly plug and abandon (P&A) California wells upon their depletion. There are 175 idle wells in the Field. During May 1999, we plan to submit to the California Department of Oil and Gas (DOG) a plan regarding the future plan for idle wells. If the plan is not accepted by the DOG, we will be required to pay a $500 annual fee for each idle well until such well is P&A. Such fees, if any, would be placed in escrow for our benefit and maintained by the State of California.

We implemented our electrification program for the Field and are 60% complete. Until oil prices increase on a sustained level no further electrification is planned for the Field.

Liquidity and Capital Resources
-------------------------------
Cash, short-term investments and cash to be provided from operations are expected to enable us to meet our obligations as they become due during the next several years.

The Field, our principal asset, is pledged to U. S. Bank under a $3,000,000 revolving line of credit executed on March 10, 1999. The proceeds were used to payoff Trust Company of the West. The principal is due on March 31, 2002. On March 15, 1999, at our discretion, we paid down $2,000,000 on the revolver.

Pro Forma Oil and Gas Reserves
-------------------------------
See Note 7 for our estimate of future oil and gas revenue based on escalated oil prices and higher production levels than currently being received.

Results of Operations
---------------------
     1998 vs. 1997
     -------------

                    1998   1997                        1998    1997
                    ----   ----                        ----    ----
   Production:                    Average Sales Price:
     Oil (MBBLs)    223   222       Oil (per BBL)      $11.56  $17.80
     Gas (MMCF)     300   138       Gas (per MCF)        2.11    2.69
     NGLs (MBBLs)    27    30       NGLs (per BBL)      10.42   13.93

Significantly lower oil prices caused the reduction in oil revenues. Gas production more than doubled due to the two new gas wells in the Merlin prospect. Oil production remained about the same during the two years.
On April 9, 1998, we restructured the debt with Trust Company of the West resulting in the relinquishment of their 18% net profits interest (NPI) in the Field. During 1998, due to historically low oil prices, several of the Field's wells were shut-in. Production would have declined compared to last year if not for the higher net revenue interest because of the relinquishment of the 18% NPI.

During the fourth quarter 1998, Santa Barbara County contracted with us to use certain roads in the South Cuyama field. The work was completed during October and in January 1999, we were paid $166,000.

Hedging Activities
------------------
We have never entered into such transactions and at this time do not expect to.

Y2K
----
During 1997, we installed a new accounting system that after a minor upgrade will be Y2K compliant. The computer system used in the Field has been tested and is Y2K compliant. We do not anticipate any Y2K problems with any of our significant customers or suppliers.

New Accounting Pronouncements
-----------------------------
None of the new accounting pronouncements that have been released will affect our 1999 financial reporting.

1999 Outlook
------------
During January 1999, we earned over $300,000 in non-recurring fees for allowing a third party to dispose water in the Field's disposal system from a blowout gas well 80 miles away. Associated expenses were approximately $40,000.

If the low oil price environment continues, we will have a loss for the year. Pursuant to FAS 121, Impairment of Long-lived Assets, we periodically assess the recoverability of our investments in oil and gas properties. We believe that the low oil price environment will not continue in the near term and that we will ultimately recover our investment in the South Cuyama field from future cash flows. If we change our assumptions regarding future oil prices then an impairment charge could occur. See Note 7 for our assumptions.

ITEM 7.  FINANCIAL STATEMENTS





                  Report of Independent Public Accountants




To Hallador Petroleum Company:

We have audited the accompanying consolidated balance sheet of Hallador Petroleum Company as of December 31, 1998 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallador Petroleum Company as of December 31, 1998 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/S/ARTHUR ANDERSEN LLP


Denver, Colorado
March 19, 1999

                             HALLADOR PETROLEUM COMPANY
                             CONSOLIDATED BALANCE SHEET
                                December 31, 1998
                                 (in thousands)


ASSETS
Current assets:
  Cash and cash equivalents                                     $ 3,073
  Marketable securities                                           1,224
  Accounts receivable-
    Oil and gas sales                                               226
    Well operations                                                 234
    Right-of-way rental                                             166
    Prospect sale                                                   167
                                                                 ------
      Total current assets                                        5,090
                                                                 ------
Oil and gas properties (successful efforts), at cost:
  Unproved properties                                               264
  Proved properties                                              18,878
  Less - accumulated depreciation,
    depletion, amortization and impairment                      (13,508)
                                                                 ------
                                                                  5,634
                                                                 ------
Oil and gas operator bonds                                          155
Investment in Catalytic Solutions                                    70
Other assets                                                        113
                                                                -------
                                                               $ 11,062
                                                                =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Brokerage account - marketable securities                    $    284
  Accounts payable and accrued liabilities                          224
  Oil and gas sales payable                                          70
                                                                -------
      Total current liabilities                                     578
                                                                -------
Bank debt                                                         3,231
                                                                -------
Key employee bonus plan                                             218
                                                                -------
Other                                                               101
                                                                -------
Minority interest                                                 4,614
                                                                -------
Commitments and contingent liabilities (Note 6)

Stockholders' equity:
  Preferred stock, $.10 par value;
    10,000,000 shares authorized; None issued
  Common stock, $.01 par value;
    100,000,000 shares authorized; 7,093,150 shares issued           71
  Additional paid-in capital                                     18,061
  Net unrealized loss on available-for-sale securities             (305)
  Accumulated deficit                                           (15,507)
                                                                 ------
                                                                  2,320
                                                                 ------
                                                                $11,062
                                                                 ======

                             See accompanying notes.

                           HALLADOR PETROLEUM COMPANY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                               (in thousands)




                                                   Year ended December 31,
                                                       1998       1997
                                                    ---------  ----------
Revenue:
  Oil                                               $2,585      $3,961
  Gas                                                  633         371
  NGLs                                                 281         421
  Gain on sale of prospects                            397         136
  Interest income                                      285         271
  Non-recurring right-of-way road rentals              129
  Gain on stock sales                                   90
                                                    ------      ------
                                                     4,400       5,160
Costs and expenses:
  Lease operating                                    2,848       2,887
  Geological and geophysical                           155         697
  Dry hole cost                                         93         424
  Impaired leasehold cost                              409         350
  Impairment of marketable securities                  500
  Depreciation, depletion and amortization             469         482
  General and administrative                           606         451
  Interest                                             360         501
                                                    ------      ------
                                                     5,440       5,792
                                                    ------      ------
Loss before minority interest                       (1,040)       (632)

Minority interest                                      311          99
                                                    ------       -----
Net loss                                           $  (729)     $ (533)
                                                    ======       =====
Basic and diluted loss per share                   $  (.10)     $ (.08)
                                                    ======       =====
Weighted average number of shares outstanding        7,093       7,093



                            See accompanying notes.

                          HALLADOR PETROLEUM COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in thousands)

                                                Year ended December 31,
                                                   1998         1997
                                                ---------    ----------
Cash flows from operating activities:
   Net loss                                       $ (729)      $ (533)
   Depreciation, depletion, and amortization         469          482
   Minority interest                                (311)         (99)
   Impairment of leasehold                                        262
   Change in accounts receivable                      40          203
   Change in payables and accrued liabilities       (212)         107
   Impairment of marketable securities               500
   Other                                                           31
                                                  ------       ------
     Net cash provided by (used in)
       operating activities                         (243)         453
                                                  ------       ------
Cash flows from investing activities:
   Short-term investments                           (229)        (900)
   Evaluated properties                             (428)        (735)
   Unproved properties                              (194)        (106)
   Other assets                                      (72)         (90)
                                                  ------       ------
     Net cash used in investing activities          (923)      (1,831)
                                                  ------       ------
Cash flows from financing activities:
   Repayment of borrowings                        (2,092)        (498)
   Minority interest investment                                 5,025
   Brokerage account                                 284
                                                  ------       ------
     Net cash provided by (used in)
       financing activities                       (1,808)       4,527
                                                  ------       ------
Net increase (decrease) in cash
 and cash equivalents                             (2,974)       3,149

Cash and cash equivalents, beginning of year       6,047        2,898
                                                  ------       ------
Cash and cash equivalents, end of year           $ 3,073      $ 6,047
                                                  ======       ======
Interest paid                                    $   360      $   501

                          See accompanying notes.

                       HALLADOR PETROLEUM COMPANY
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (in thousands)

                                                  Additional
                                Common             Paid-in     Accumulated
                                Stock   Shares     Capital       Deficit
                               -------  -------  ------------  -----------
Balance at December 31, 1996     $ 71    7,093     $18,061     $(14,245)

Net loss                                                           (533)

Balance at December 31, 1997       71    7,093      18,061      (14,778)

Net loss                                                           (729)
                                  ---    -----      ------      -------
Balance at December 31, 1998     $ 71    7,093     $18,061     $(15,507)
                                  ===    =====      ======      =======

Comprehensive loss for 1998 was approximately $942,000.


                          See accompanying notes.

                         HALLADOR PETROLEUM COMPANY
                        NOTES TO FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

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

On July 21, 1997, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 in Hallador Petroleum, LLP, a newly formed limited liability limited partnership. The Company is the general partner and received a 70% interest in the partnership in return for contributing its net assets, and Yorktown represents the limited partners and received a 30% interest for its $5,025,000 cash contribution. The Company, being the general partner, consolidates the activity of the partnership and presents the 30% limited partners' interest as a minority interest.

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

Quarterly the carrying value of each field is assessed for impairment. If estimated future undiscounted net revenues are less than the recorded amounts, an impairment charge is recorded.

Marketable Securities
---------------------
Marketable securities consist of investments in common stocks and are accounted for as "available-for-sale securities." Temporary declines in value are recorded as a reduction to equity, and other-than-temporary declines, are recognized as an expense. The Company uses the specific identification method as a basis for calculating realized gains.

Statement of Cash Flows
-----------------------
Cash equivalents include investments (primarily commercial paper) with maturities of three months or less from the date of purchase.

Reporting Comprehensive Income
------------------------------
In June 1997 the FASB issued FAS 130, Reporting Comprehensive Income, which was adopted by the Company beginning January 1, 1998.

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

(2)  BANK DEBT
     ---------
The South Cuyama field (the "Field"), the Company's principal asset, is pledged to U. S. Bank National Association (USB) under a $3,000,000 revolving line of credit executed on March 10, 1999. The proceeds from this loan were used to payoff Trust Company of the West. The loan is interest only, payable monthly, at LIBOR + 1.5%. The LIBOR rate at December 31, 1998 was 5.32%. The principal is due on March 31, 2002. On March 15, 1999, the Company, at its discretion, paid down $2,000,000 on the revolver.

(3)  INCOME TAXES
     ------------
The Company has the following tax carryforwards at December 31, 1998 (in thousands):

     Statutory depletion                                         $ 3,500
     Tax net operating losses (NOLs), utilization limited
       (expires in 1999-2003)                                      5,500
     Tax NOLs, utilization not limited  (expires in 2005-2010)     4,900

The Company has fully reserved its net deferred tax asset account of approximately $3,700,000.

(4)  STOCK OPTIONS AND BONUS PLANS
     -----------------------------

Stock Option Plan
-----------------
In December 1995, the Company granted 620,000 options to its CEO and another 62,000 options to other employees at an exercise price of $1.00. These options are now fully vested. No options were granted in 1996 or 1998. In 1997, 65,500 options were granted then relinquished during 1998. At December 31, 1998 68,000 options are available for grant under the plan and 682,000 are outstanding. No options were exercised during the last three years.

Options to purchase a 3% partnership interest in Hallador Petroleum, LLP are outstanding as of December 31, 1998. The exercise price for these options was based on the fair market value on the date of grant.

The Company accounts for its plans under APB 25, Accounting for Stock Issued to Employees. Had compensation costs for the plan been determined consistent with FAS 123, Accounting for Stock-Based Compensation, the effect on 1997 operations would have been immaterial.

401-(k) Plan
------------
The Company maintains a 401-(k) Plan, which all full-time employees are able to participate in after six months of service. The Company matches dollar-for-dollar up to 4% of all employee contributions when oil prices are $13.00 or greater per barrel; vesting occurs immediately. The Company's contributions for 1998 and 1997 were $25,000 and $27,000, respectively.

Key Employee Bonus Plan
-----------------------
At present, Mr. Stabio, CEO, is the only participant in the key employee bonus plan. Bonuses are computed based on cash flow attributed to the South Cuyama field. Bonuses accrued for 1998 and 1997 were $13,000 and $27,000, respectively. Interest accrues on this amount at 30-day risk free rates. As of December 31, 1998, the amounts owing Mr. Stabio were $218,000. The amounts owing will not be paid until the earliest to occur of the following: (i) termination of the participant's employment; (ii) the merger of the Company into another entity or the sale by the Company of substantially all of its assets; or (iii) the exercise by a participant of any stock option issued by the Company, which requires a payment by the participant of more than $100,000. The amounts accrued are unfunded and unsecured.

(5)  MAJOR CUSTOMERS
     ---------------
During 1998 and November through December 1997, Tosco purchased the Field's oil production, while production during the first ten months was purchased by KOCH.

(6)  COMMITMENTS AND CONTINGENT LIABILITIES
     --------------------------------------
The California legislature passed a bill, which will increase the Company's operator bond from $100,000 to $250,000 to be phased in over a five-year period. In addition, an idle well bill was passed to insure that funds will be available to properly plug and abandon (P&A) California wells upon their depletion. There are 175 idle wells in the Field.
During May 1999, the Company plans to submit to the California Department of Oil and Gas (DOG) a plan regarding the future plan for idle wells. If the plan is not accepted by the DOG, the Company will be required to pay a $500 annual fee for each idle well until such well is P&A. Such fees, if any, would be placed in escrow for the Company's benefit and maintained by the State of California.

(7)   OIL AND GAS RESERVE DATA (UNAUDITED)
      ------------------------------------
The following reserve estimates for the year ended December 31, 1997 were prepared by independent Petroleum engineers based on data supplied by management. Reserve estimates for the year ended December 31, 1998 were prepared by one of the Company's consulting petroleum engineers. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates.

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

                  ANALYSIS OF CHANGES IN PROVED DEVELOPED RESERVES
                  ------------------------------------------------
                                 (in thousands)

                                        Oil         NGLs           Gas
                                      (BBLs)       (BBLs)         (MCF)
                                      ------       ------         -----
Balance at December 31, 1996          2,833          260           605

   Revisions of previous estimates     (410)         (53)           (1)
   Discoveries-Sac Basin                                           275

   Production                          (222)         (30)         (138)
                                     ------         ----         -----
Balance at December 31, 1997          2,201          177           741

   Revisions of previous estimates   (1,978)        (150)          650

   Discoveries-Sac Basin                                           844

   Production                          (223)        ( 27)         (300)
                                     ------         ----         -----
Balance at December 31, 1998              0            0         1,935
                                     ======         ====         =====
Net of 30% minority interest                                     1,354
                                                                 =====
There are no significant proved undeveloped reserves.


Using the SEC's definition of proved reserves, reserves can only be attributable to a field if it generates positive cash flow based on prices being received at December 31, 1998. The Company was receiving $8.59 per barrel in the South Cuyama field at December 31, 1998. Using this historical low price, no positive future net revenue could be attributable to the Field. The table below (in 000s) shows management's reserves for the Field based on prices of $11 per barrel and assumes that oil prices will escalate $1 per barrel starting in the year 2001 with a ceiling of $18. This pro forma reserve report assumes that marginal production currently shut-in due to low oil prices will start up again in April 1999 and new production will be obtained from new wells, horizontal drilling, and water flooding. The Field is currently producing 695 barrels per day (to the 100%) and management estimates that in 2003 daily production will peak at 1,267 barrels per day. During 1998, the highest average daily production achieved in the Field was 1,097.

                Quantities
                to the 100%     Net to Company        Price
              ---------------  ---------------  ------------------
              Oil   Gas  NGLs  Oil   Gas  NGLs  Oil    Gas    NGLs
              ---   ---  ----  ---   ---  ----  ---   ----   -----
1999          266    54   23    177   36    15  $11  $2.36  $10.70
2000          328    66   28    219   44    19   11   2.36   10.70
2001          383    78   33    255   51    22   12   2.36   10.70
2002          420    85   39    280   56    25   13   2.36   10.70
2003          456    92   39    304   61    26   14   2.36   10.70
2004          430    90   38    287   60    25   15   2.36   10.70
2005          408    53   35    272   55    23   16   2.36   10.70
2006          387    78   33    258   52    22   17   2.36   10.70
2007          368    74   31    245   49    21   18   2.36   10.70
Remainder   2,444   526  207  1,629  329   137        2.36   10.70
            -----  ----  ---  -----  ---   ---
 Total      5,890 1,196  506  3,926  793   335
                  Revenue
            -------------------   Total
             Oil    Gas    NGLs  Revenue
             ---    ---    ----  --------
1999       $1,947  $  85 $  161  $2,193
2000        2,409    104    203   2,716
2001        3,060    120    235   3,415
2002        3,640    132    268   4,040
2003        4,256    144    278   4,678
2004        4,305    142    268   4,715
2005        4,352    130    246   4,728
2006        4,386    123    235   4,744
2007        4,410    116    225   4,751
Remainder  29,322    776  1,466  31,564
           ------  -----  -----  ------
Total      62,087  1,872  3,585  67,544

                                                    Daily Oil
              Total    Total     Cash             Production to
             Revenue  Expenses   Flow      PV10     the 100%
             -------  --------  ------   ------  -------------
1999         $2,193    $1,944   $  249    $  238       739
2000          2,716     2,216      500       432       911
2001          3,415     2,629      786       618     1,064
2002          4,040     2,825    1,215       871     1,167
2003          4,678     3,020    1,658     1,077     1,267
2004          4,715     3,015    1,700     1,001     1,194
2005          4,728     3,012    1,716       919     1,133
2006          4,744     3,009    1,735       848     1,075
2007          4,751     3,005    1,746       774     1,022
Remainder    31,564    25,191    6,373     2,108
             ------    ------   ------    ------
             67,544    49,866   17,678     8,886

Net of 30% minority interest   $12,375    $6,220


The following table (in millions) sets forth a standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves (hereinafter referred to as "SMOG.") Future cash inflows were computed using December 31, 1997 product prices of $15 for oil and NGLs and $2.50 for gas. Future production costs represent the estimated future expenditures to be incurred in producing the reserves, assuming continuation of economic conditions existing at year-end. Discounting the annual net cash inflows at 10% illustrates the impact of timing on these future cash inflows. As discussed above, since there are no reserves attributable to the Field, SMOG data for 1998 is not presented. The future net revenue discounted at 10% using December 31, 1998 prices for the Company's reserves other than the Field are less than $800,000

                                                       1997
                                                       ----
Future cash inflows                                    $ 39

Future cash outflows - production costs                 (29)

Future income taxes                                     ---
Future net cash flows                                    10

10% discount factor                                      (3)
                                                        ---
SMOG                                                   $  7
                                                        ===
Net of 30% minority interest                           $  5
                                                        ===


The following table (in millions) summarizes the principal factors comprising the changes in SMOG:

                                                       1997
                                                       ----
SMOG, beginning of year                                $ 17

  Sales of oil and gas, net of production costs          (2)

  Net changes in prices and production costs            (11)

  Revisions of previous quantity estimates               (3)

  Accretion of discount                                   2

  Change in income taxes                                  3

  Other                                                   1
                                                        ---
SMOG, end of year                                      $  7
                                                        ===

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE: None

                                  PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

CORTLANDT S. DIETLER, 77, has been a director of the Company since
November 1995.  Since April 1995, he has been the President and Chief
Executive Officer of TransMontaigne Inc.  Mr. Dietler was the founder of
Associated Natural Gas Corporation and he served as its Chairman and Chief
Executive Officer until its December 1994 merger with PanHandle Eastern
Corp (now Duke Energy Corp.)  Mr. Dietler serves as a director of Forest
Oil Corporation and Key Production Company.

DAVID HARDIE, 48, is the Chairman of the Board and has served as a director of the Company since July 1989. He serves as a director for Pacific Grain Products, Inc., Woodland, CA, a private company, which manufactures rice and grain products. He is a General Partner of Hallador
Venture Partners LLC, the General Partner of Hallador Venture Fund II &
III. He also serves as a director and partner of other private entities that are owned by members of his family.

STEVEN HARDIE, 45, has been a director since 1994.  Mr. Hardie and David
Hardie are brothers. For the last 14 years Mr. Hardie has been a self-employed film producer. He also serves as a director and partner of other private entities that are owned by members of his family.

BRYAN H. LAWRENCE, 56, has been a director of the Company since November
1995. He is a founder and senior manager of Yorktown Partners LLC that manages investment partnerships formerly affiliated with Dillon, Read &
Co. Inc., an investment-banking firm (Dillon Read.) Mr. Lawrence had been employed with Dillon, Read since 1966, serving most recently as a Managing
Director until the merger of Dillon Read with SBC Warburg in September
1997.  Mr. Lawrence also serves as a Director of D&K Healthcare Resources,
Inc., TransMontaigne, Inc., and Vintage Petroleum, Inc. (each a United
States public company), Benson Petroleum, Ltd. and Cavell Energy Corp.
(each a Canadian public company) and certain non-public companies in the energy industry in which Yorktown partnership hold equity interests including Meenan Oil Co., Inc., Fintube Limited Partnership,
PetroSantander Inc., Strega Energy Inc., Savoy Energy, L.P., Concho
Resources Inc., Ricks Exploration, Inc. and Athanor Resources Inc.  Mr.
Lawrence is a graduate of Hamilton College and also has a MBA from Columbia University.

VICTOR P. STABIO, 51, is the President, Chief Executive Officer (CEO),
Chief Financial Officer and a director of Hallador Petroleum Company.  Mr.
Stabio joined the Company in March 1991 as its  President and CEO.  Mr.
Stabio has been active in the oil and gas business for the past 27 years.


ITEM 10.  EXECUTIVE COMPENSATION


                                  SUMMARY COMPENSATION TABLE

                                     Annual Compensation
                       --------------------------------------------------
Name and
Principal                                               Other Annual
Position               Year     Salary    Bonus (1)   Compensation (2)
------------------     ----    ---------   ----------   -----------------
Victor P. Stabio
President              1998    $103,000     $15,000         $3,107
                       1997     103,000      29,000          4,300
                       1996     103,000      57,000          3,600

(1) Includes amounts, payment of, which is deferred, pursuant to the Key Employee Bonus Plan.

(2)  Company's contribution to the 401(k) Plan.

During 1997, Mr. Stabio was granted an option to purchase 1.75% of Hallador Petroleum, LLP for $294,000 that expires December 31, 2010.

No options were exercised during the last three years. At December 31, 1998 Mr. Stabio had 620,000 exercisable options none of which were in-the-money.

Change in Control Arrangements
-------------------------------
As of December 31, 1998, the Company has accrued $218,000 payable to Mr. Stabio pursuant to the key employee bonus plan which upon the merger of the Company into another entity or the sale by the Company of substantially all of its assets will become payable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table is as of March 26, 1999.

      Name                              No. Shares (1)      % of Class (1)
------------------------------------    ---------------     -------------
David Hardie and Steven Hardie as         3,791,259                53
Nominee for Hardie Family Members (2)

Victor P. Stabio (3)                        682,937                 9

Cortlandt S. Dietler (4)                    100,000                 1

Bryan H. Lawrence (5)                     2,328,500                33

SBC Warburg Dillion Read Inc. (6)           421,500                 6

All directors and executive officer
 as a group (3)                           6,902,696                96


(1) Based on total outstanding shares of 7,093,150 if no options are held by the named directors, or based on a pro forma calculation of the total outstanding shares including shares issued upon exercise of options held by the named director or by members of the named group. Beneficial ownership of certain shares have been, or is being, specifically disclaimed by certain directors in ownership reports filed with the SEC.

(2) The Hardie family business address is 740 University Avenue, Suite 110, Sacramento, California 95825.

(3)  Includes 620,000 shares issuable upon the exercise of options by Mr.
     Stabio.

(4) Mr. Dietler's address is P. O. Box 5660, Denver, Colorado 80217. All shares are held by Pinnacle Engine Company LLC, wholly owned by Mr. Dietler.

(5) Mr. Lawrence's address is 410 Park Avenue, 19th Floor, New York, NY 10022. Mr. Lawrence owns 50,000 shares directly, and the remainder is held by Yorktown Energy Partners II, L.P., an affiliate.

(6) SBC Warburg Dillon Read Inc.'s address is 535 Madison Avenue, New York, NY 10022.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 21, 1997, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 in Hallador Petroleum, LLP, a newly formed limited liability limited partnership. The Company is the general partner and received a 70% interest in the partnership in return for contributing its net assets, and Yorktown represents the limited partners and received a 30% interest for its $5,025,000 cash contribution. The Company, being the general partner, consolidates the activity of the partnership and presents the 30% limited partners' interest as a minority interest.

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

         3.4  By-laws of Hallador Petroleum Company, effective November 9,
              1993 (4)

        10.1 Composite Agreement and Plan of Merger dated as of July 17, 1989, as amended as of August 24, 1989, among Kimbark Oil & Gas Company, KOG Acquisition, Inc., Hallador Exploration Company and Harco Investors, with Exhibits A, B, C and D
              (1)

        10.2  Hallador Petroleum Company 1993 Stock Option Plan *(3)

        10.3  Not used

        10.4  Not used

        10.5  Hallador Petroleum Company Key Employee Bonus Compensation
              Plan *(3)

        10.6  Not used

        10.7  Not used

        10.8  EOTT Contract (10)

        10.9  First Amendment to the 1993 Stock Option Plan *(6)

        10.10 First Amendment to Key Employee Bonus Compensation Plan *(6)

        10.11 Stock Purchase Agreement dated November 15, 1995 (6)

        10.12 Second Amendment to Key Employee Bonus Compensation Plan
              *(7)

        10.13 Hallador Petroleum, LLP Agreement (9)

        10.14 Hallador Petroleum, LLP Stock Option Agreement *(9)

        21.1  List of Subsidiaries (2)

        27.1  Financial Data Schedule (10)

        -------------------

       (1)  Incorporated by reference (IBR) to the 1989 Form 10-K.
       (2)  IBR to the 1990 Form 10-K.
       (3)  IBR to the 1992 Form 10-KSB.
       (4)  IBR to the 1993 Form 10-KSB.
       (5)  Not used.
       (6)  IBR to the 1995 Form 10-KSB.
       (7)  IBR to the September 30, 1996 Form 10-QSB.
       (8)  IBR to the September 30, 1997 Form 10-QSB.
       (9)  IBR to the December 31, 1997 Form 10-KSB.
      (10)  Filed herewith.
        *   Management contracts or compensatory plans.

Stockholders may obtain a copy of any listed exhibit by writing to Teressa Jones, Secretary of the Company. Reasonable expenses will be charged for copies and postage. 1995 through 1998 exhibits can also be obtained via EDGAR at the SEC's web site.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the 1998 fourth quarter.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HALLADOR PETROLEUM COMPANY

                             BY:/S/VICTOR P. STABIO
                                   VICTOR P. STABIO, CEO


Dated:  March 26, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/ DAVID HARDIE          Chairman                       March 26, 1999
    DAVID HARDIE


/S/ VICTOR P. STABIO      CEO, Principal Financial       March 26, 1999
    VICTOR P. STABIO      and Accounting Officer
                          and Director


/S/ BRYAN LAWRENCE        Director                       March 26, 1999
    BRYAN LAWRENCE