Form 10QSB
period 1999-03-31
HALLADOR PETROLEUM CO
filed 1999-05-19
CIK 788965

U.S. Securities and Exchange Commission
                                  Washington, D.C. 20549

                                       FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

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


Shares outstanding as of May 17, 1999: 7,093,150

PART I.  FINANCIAL INFORMATION

                             HALLADOR PETROLEUM COMPANY
                        Consolidated Balance Sheet(in thousands)

                                                         March 31,  December 31,
                                                           1999         1998*
                                                        -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents                             $  1,436       $  3,073
  Marketable securities (cost-$1,793 and $2,029)           1,230          1,224
  Accounts receivable-
    Oil and gas sales                                        207            226
    Well operations                                          129            186
    Right-of-way rental                                                     166
    Water disposal                                           441
    AFE prepayments                                          151             48
    Prospect sale                                                           167
                                                         -------         ------
      Total current assets                                 3,594          5,090
                                                         -------         ------
Oil and gas properties (successful efforts), at cost:
  Unproved properties                                        230            264
  Proved properties                                       19,052         18,878
  Less - accumulated depreciation
    depletion, amortization and impairment               (13,599)       (13,508)
                                                         -------        -------
                                                           5,683          5,634
                                                         -------        -------
Oil and gas operator bonds                                   155            155
Investment in Catalytic Solutions                             70             70
Other assets                                                 113            113
                                                         -------        -------
                                                        $  9,615       $ 11,062
                                                         =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Brokerage account-marketable securities               $    174       $    284
  Accounts payable and accrued liabilities                   507            224
  Oil and gas sales payable                                   66             70
                                                         -------        -------
      Total current liabilities                              747            578
                                                         -------        -------
Bank debt                                                  1,385          3,231
                                                         -------        -------
Key employee bonus plan                                      223            218
                                                         -------        -------
Other                                                        101            101
                                                         -------        -------
Minority interest                                          4,609          4,614
                                                         -------        -------
Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; no shares issued
  Common stock, $.01 par value; 100,000,000
    shares authorized; 7,093,150 shares issued               71              71
  Additional paid-in capital                             18,061          18,061
  Net unrealized loss on marketable securities              (63)           (305)
  Accumulated deficit                                   (15,519)        (15,507)
                                                        -------         -------
                                                          2,550           2,320
                                                        -------         -------
                                                       $  9,615        $ 11,062
                                                        =======         =======

-----------------------------
*Derived from the Form 10-KSB.

                             See accompanying notes.

                            HALLADOR PETROLEUM COMPANY
                      Consolidated Statement of Operations
                    (in thousands, except per share amounts)


                                                       Three months ended
                                                           March 31,
                                                        1999       1998
                                                      ------      ------

Revenue:
  Oil                                                $   441      $  673
  Gas                                                     95          99
  NGLs                                                    44          85
  Gain on sale of prospects                                          320
  Interest and other                                      30         109
  Non-recurring water disposal fee, net                  208
  Gain on stock sales                                     75
                                                      ------      ------
                                                         893       1,286
Costs and expenses:                                   ------      ------
  Lease operating                                        523         680
  General and administrative                             150         140
  Exploration costs                                       92          73
  Interest                                                54         120
  Depreciation, depletion and amortization                91         100
                                                      ------      ------
                                                         910       1,113
                                                      ------      ------
Income (loss) before minority interest                   (17)        173

Minority interest                                          5         (52)
                                                      ------      ------
Net income (loss)                                    $   (12)    $   121
                                                      ======      ======
Net income (loss) per share                               (1)    $   .02
                                                                  ======
Weighted average shares outstanding                    7,093       7,093
                                                      ======      ======

(1)  Less than $.01.



                              See accompanying notes.
                           HALLADOR PETROLEUM COMPANY
                        Consolidated Statement of Cash Flows
                                 (in thousands)


                                                         Three months ended
                                                              March 31,
                                                          1999       1998
                                                         ------    ------

Net cash provided by operating activities               $   176    $  343
                                                         ------    ------
Cash flows from investing activities:
  AFE prepayments                                          (124)
  Marketable securities                                     236     1,800
  Evaluated properties                                     (105)     (126)
  Prospect sales                                            201
                                                         ------    ------
    Net cash provided by investing activities               208     1,674
                                                         ------    ------
Cash flows from financing activities:
  Repayments of debt                                     (1,846)
  Brokerage account                                        (110)
  Other                                                     (65)
                                                         ------
    Net cash used in financing activities                (2,021)
                                                         ------
Net increase (decrease) in cash and cash equivalents     (1,637)    2,017

Cash and cash equivalents, beginning of period            3,073     6,047
                                                         ------    ------
Cash and cash equivalents, end of period                $ 1,436   $ 8,064
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


    The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's 1998 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

2. Comprehensive loss for the three-month period ended March 31, 1999 was approximately $56,000.

                           HALLADOR PETROLEUM COMPANY
          Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON

The table below provides sales data and average prices for the period.

                           1999                          1998
               Sales Volume  Average Price    Sales Volume  Average Price
               ------------  -------------    ------------  -------------
Oil - barrels    45,390          $9.71          53,509          $12.58
Gas - mcf        50,120           1.90          43,950            2.24
NGLs- barrels     4,550           9.60           6,518           13.10

Significantly lower oil prices and production caused the reduction in oil revenues. On April 9, 1998, we restructured the debt with Trust Company of the West resulting in the relinquishment of their 18% net profits interest (NPI) in the South Cuyama field (the "Field"). Production would have been higher this period compared to last year due to the NPI relinquishment that resulted in us having a higher net revenue interest; however, due to historically low oil prices, several of the wells in the Field were shut-in. With the increase in oil prices, we have started to bring wells back on line. Gas production for the Field in 1999 was less than 5,000 mcf compared to 14,000 mcf for 1998.
Gas production from the Merlin prospect was 14,000 mcf in 1998 compared to 28,000 mcf in 1999.

The Field's oil price on May 14, 1999 was $14.92/bbl. Gas prices in the Merlin prospect are currently $2.25/mcf.

During January 1999, we earned over $242,000 in non-recurring fees for allowing a third party to dispose water in the Field's disposal system from a blowout gas well 80 miles away. Associated expenses were approximately $34,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash, short-term investments, and cash to be provided from operations are expected to enable the Company to meet its obligations as they come due and fund current planned activities.

The Field, our principal asset, is pledged to U. S. Bank under a $3,000,000 revolving line of credit executed on March 10, 1999. The proceeds from this revolver were used to payoff Trust Company of the West. The principal is due on March 31, 2002. On March 15, 1999, at our discretion, we paid down $2,000,000 on the revolver.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN ITEM 6 OF THE 1998 FORM 10-KSB AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
---------------------------------------------

   South Cuyama Field
   ------------------
During the next twelve months we plan to shoot 3-D seismic in the Field and adjacent property which is budgeted for $500,000. In addition, certain drilling and completion projects are budgeted for $600,000.

   San Juan Basin
   ---------------
We may participate in a 14,000' exploratory well which Burlington Resources plans to drill in June. Our share of the dry hole costs are estimated to be $100,000 and the completion costs another $50,000.

   Merlin Prospect of the Sac Basin  - Northern California
   -------------------------------------------------------
The two wildcats drilled in March and April resulted in one dry hole and one successful well. In June, we plan to participate in another wildcat. Our share of the dry hole costs are estimated to be $50,000 and completion costs another $30,000. If successful, three more development wells may be drilled in the prospect.

   Big Horn Basin - Wyoming
   ------------------------
The horizontal planned for June has been cancelled, and we plan to sell all of our interest in this area.

   South Texas
   -----------
We plan to participate in the drilling of three wells in June. Indexgeo & Associates will be the operator. Our share of the dry hole costs are estimated to be $50,000 and completion costs another $45,000.

   Paradox Basin - Utah
   --------------------
There has been no change from what we discussed in the Form 10-KSB.

Catalytic Solutions Investment
------------------------------
There has been no change from what we discussed in the Form 10-KSB.

Available-For-Sale Securities
-----------------------------
During the second quarter of 1998, we made several investments in certain publicly traded drilling and service companies. During the fourth quarter of 1998 we recognized an impairment of $400,000 for the R&B Falcon investment and an impairment of $100,000 for the Rowan investment. The table below shows the positions at March 31, 1999 and May 14, 1999. Trading profits of $75,000 were recognized during the first quarter and from April 1 through May 14, they were $87,000. Cumulative trading profits through May 14, 1999 have been $252,000.

                                                  March 31, 1999
                                          Shares     Cost    Market Value
                                          ------     ----    ------------
R&B Falcon Corporation (FLC-NYSE)          44,000 $  756,000 $  379,000
Rowan Companies Inc.(RDC-NYSE)             29,000    550,000    368,000
Pool Energy Services Company (PESC-NASDAQ) 15,000    186,000    230,000
Ensco International Inc. (ESV-NYSE)        19,000    301,000    253,000
Impairment recorded in 1998                         (500,000)
                                                   ---------  ---------
                                                  $1,293,000 $1,230,000
                                                   =========  =========

                                                 May 14, 1999
                                         Shares      Cost     Market Value
                                         ------      -----    ------------
R&B Falcon Corporation  (FLC-NYSE)        32,000  $  652,000  $  344,000
Rowan Companies Inc. (RDC-NYSE)           20,000     415,000     308,000
Pool Energy Services Company (PESC-NASDAQ)10,000     118,000     163,000
Ensco International Inc. (ESV-NYSE)        5,000      91,000      86,000
Impairment recorded in 1998                         (500,000)
                                                    --------   ---------
                                                   $ 776,000  $  901,000
                                                    =========  =========

Y2K
---
There has been no change from what we discussed in the Form 10-KSB.

New Accounting Pronouncements
-----------------------------
None of the new accounting pronouncements that have been released will affect our 1999 financial reporting.

1999 Outlook
------------
If the recent increase in oil prices is sustained, we expect positive cash flow from operations before exploration and G & G costs for the remainder of the year.

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

Over the next ten years, we are required to place in an interest-bearing escrow account $500 per year for each idle well in the Field until such well is plugged and abandoned or until $5,000 has been deposited. Our first $60,000 installment
is due on or before June 1, 1999.   We estimate that after eight annual
installments ($480,000) we will have met our current funding obligation of $600,000 because of the interest to be earned. As the Field depletes, and more wells move from the producing category to the idle-well category we will have to make additional annual payments. Presently, there are 276 wells in the field, 120 of which are classified as "idle."

We implemented our electrification program for the Field and are 70% complete. Until oil prices increase on a sustained level no further electrification is planned for the Field.

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

 (a)   Exhibits

       27   -  Financial Data Schedule; EDGAR filing only
       10.1 -  Credit Agreement dated as of March 10, 1999, by and among Santa
               Barbara Partners and Hallador Petroleum, LLP and U.S. Bank
               National Associtation.

  (b)  No reports on Form 8-K were filed during the quarter.


                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HALLADOR PETROLEUM COMPANY


Date:  May 17, 1999                   By: /s/ Victor P. Stabio
                                          --------------------
                                          Victor P. Stabio
                                          Chief Executive Officer and
                                          Chief Financial Officer
                                          Signing on behalf of the
                                          registrant and as principal
                                          financial officer.