Form 10QSB
period 1999-06-30
HALLADOR PETROLEUM CO
filed 1999-08-16
CIK 788965

U.S. Securities and Exchange Commission
                          Washington, D.C. 20549


                                Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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


Shares outstanding as of August 13, 1999: 7,093,150



PART I.  FINANCIAL INFORMATION

                        HALLADOR PETROLEUM COMPANY
                        Consolidated Balance Sheet
                              (in thousands)

                                                        June 30,    December 31,
                                                          1999          1998*
                                                        --------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                            $  1,682      $  3,073
  Marketable securities (cost-$1,343 and $2,029)          1,007         1,224
  Accounts receivable-
    Oil and gas sales                                       279           226
    Well operations                                         184           234
    Right-of-way rental	                                                  166
    Prospect sale	                                                        167
                                                        -------       -------
     Total current assets                                 3,152         5,090
                                                        -------       -------
Oil and gas properties (successful efforts), at cost:
  Unproved properties                                       256           264
  Proved properties                                      19,383        18,878
  Less - accumulated depreciation
    depletion, amortization and impairment              (13,747)      (13,508)
                                                        -------       -------
                                                          5,892         5,634
                                                        -------       -------
Oil and gas operator bonds                                  228           155
Investment in Catalytic Solutions                            70            70
Other assets                                                122           113
                                                        -------       -------
                                                       $  9,464      $ 11,062
                                                        =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Brokerage account-marketable securities	             $    339      $    284
  Accounts payable and accrued liabilities                  226           224
  Oil and gas sales payable                                  40            70
                                                        -------       -------
     Total current liabilities                              605           578
                                                        -------       -------
Bank debt                                                 1,385         3,231
                                                        -------       -------
Key employee bonus plan                                     226           218
                                                        -------       -------
Other	                                                      101           101
                                                        -------       -------
Minority interest                                         4,540         4,614
                                                        -------       -------
Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; no shares issued
  Common stock, $.01 par value; 100,000,000
     shares authorized; 7,093,150 shares issued              71            71
  Additional paid-in capital 	                           18,061        18,061
  Net unrealized gain (loss) on marketable securities       155          (305)
  Accumulated deficit                                   (15,680)      (15,507)
                                                        -------       -------
                                                          2,607         2,320
                                                        -------       -------
                                                       $  9,464      $ 11,062
                                                        =======       =======

-----------------------------
*Derived from the Form 10-KSB.



                          See accompanying notes.


                        HALLADOR PETROLEUM COMPANY
                   Consolidated Statement of Operations
                 (in thousands, except per share amounts)

                                         Six months ended    Three months ended
                                              June 30,             June 30,
                                         1999        1998     1999        1998
                                        ------      ------   ------      ------
  Oil                                   $1,102      $1,383    $  661     $  710
  Gas                                      184         321        89        222
  NGLs                                      91         170        47         85
  Gain on sale of prospects                            343                   23
  Interest and other                        45         197        15         88
  Non-recurring water disposal fee, net    208
  Gain on stock sales                      216                   141
                                         -----       -----     -----      -----
                                         1,846       2,414       953      1,128
                                         -----       -----     -----      -----
Costs and expenses:
  Lease operating                        1,175       1,395       652        715
  General and administrative               329         330       179        190
  Exploration costs                        266         102       174         29
  Interest                                  84         229        30        109
  Depreciation, depletion and amortization 239         242       148        142
                                         -----       -----     -----      -----
                                         2,093       2,298     1,183      1,185
                                         -----       -----     -----      -----
Income (loss) before minority interest    (247)        116      (230)       (57)

Minority interest                           74         (35)       69         17
                                         -----       -----     -----      -----
Net income (loss)                       $ (173)     $   81    $ (161)	  $ (40)
                                         =====       =====     =====      =====
Net income (loss) per share             $ (.02)	    $  .01    $ (.02)	     (1)
                                         =====       =====     =====
Weighted average shares outstanding      7,093       7,093     7,093      7,093
                                         =====       =====     =====      =====

(1)  Less than $.01.


                         See accompanying notes.


                        HALLADOR PETROLEUM COMPANY
                   Consolidated Statement of Cash Flows
                             (in thousands)

                                                           Six months ended
                                                                June 30,
                                                           1999        1998
                                                         -------     -------
Net cash provided by operating activities                $    99    $   524
                                                          ------     ------
Cash flows from investing activities:
  Marketable securities                                      471      1,135
  Properties	 	                                             (263)      (878)
  Other assets                                               (82)       (24)
  Prospect sales                                             175
                                                          ------     ------
    Net cash provided by investing activities                301        233
                                                          ------     ------
Cash flows from financing activities:
  Repayments of debt                                      (1,846)    (1,941)
  Brokerage account                                           55        115
                                                          ------     ------
    Net cash used in financing activities                 (1,791)    (1,826)
                                                          ------     ------
Net decrease in cash and cash equivalents                 (1,391)    (1,069)

Cash and cash equivalents, beginning of period             3,073      6,047
                                                          ------     ------

Cash and cash equivalents, end of period                 $ 1,682    $ 4,978
                                                          ======     ======


                         Notes to Financial Statements

1. The interim financial data is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The data has been prepared pursuant to the SEC's rules and regulations; accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted.

    We strongly encourage readers of this quarterly report to read our 1998
    Form 10-KSB which includes information about the company's organization and accounting policies.

2. Commencing January 1, 1999, we began amortizing, using the units-of-production method, the estimated future costs to P&A the Field's 276 wells.



                               HALLADOR PETROLEUM COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------

The table below provides sales data and average prices for the period.


                            1999                         1998
                 Sales Volume  Average Price  Sales Volume  Average Price
                 ------------  -------------  ------------  -------------
Oil  - barrels         90,300         $12.20       116,750	       $11.84
Gas  - mcf            103,000	          1.79       153,850          2.08
NGLs - barrels          9,500	          9.62        14,500         11.72

Because of low oil prices in the early part of the year, we performed a study to weigh the benefits of higher production versus higher LOE. Consequently even though our oil production levels have dropped, so has the LOE. During the first half of 1998 we had 20 field employees compared to 17 for the 1999 period. Furthermore, our electrical expenses dropped by more than 1/3. We continue to monitor this relation. If higher oil prices continue, we will bring on to production wells that are currently shut-in just as long as the incremental revenue is greater than the incremental LOE.

Gas production continues to decline in the field. New production from the Merlin prospect has offset this to some degree; however, production from these wells has dropped compared to last year. During the third quarter we expect the two new South Texas gas wells to alleviate part of our declining gas production.

The Field's oil price on August 12, 1999 was $18.30/bbl. Gas prices in the Merlin prospect are currently $2.30/mcf.

During January 1999, we earned over $242,000 in non-recurring fees for allowing a third party to dispose water in the Field's disposal system from a blowout gas well 80 miles away. Associated expenses were approximately $34,000.

We recently decided to begin amortizing, using the units-of-production method, the estimated future costs to P&A the Field's 276 wells. Included in DD&A expense for the six months ended June 30, 1999 is $37,000 associated with these estimated future costs.

QUARTER-TO-DATE COMPARISON
--------------------------

The table below provides sales data and average prices for the period.

                            1999                         1998
                 Sales Volume  Average Price  Sales Volume  Average Price
                 ------------  -------------  ------------  -------------
Oil  - barrels         46,000         $14.37         63,250        $11.22
Gas  - mcf             53,000           1.67        109,900          2.02
NGLs - barrels          4,970           9.60          7,990         10.58

The explanations above for the year-to-date comparisons also apply to the quarter-to-date comparisons.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash, marketable securities, and cash to be provided from operations are expected to enable the Company to meet its obligations as they come due and fund planned activities.

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

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN ITEM 6 OF THE 1998 FORM 10-KSB AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
---------------------------------------------

      South Cuyama Field
      ------------------

During June and July the permitting and surveying was completed for the initial stage of the 3-D seismic project. During September the shooting will commence. Western Geophysical (a subsidiary of Baker Hughes) has been contracted to perform the shooting and processing. Results of the seismic project will not be known for several months.

Two oil wells were drilled during July. One was to test a theory of down-spacing and the second was to test a theory for production in new zones. The first well reached total depth and is still being evaluated. Preliminary results indicate that the well will produce. The second well spud on July
30, and results will not be known for several more weeks.   The wells in the
field are based on 10-acre spacing. The first well is the first down-spaced well drilled in the field. If it proves successful, up to ten more wells may be drilled using five-acre spacing. The second well was drilled in an unproven area of the field and if it proves successful, up to five additional wells could be drilled next year.

We have budgeted over $1,000,000 (a substantial portion of our liquidity) for the seismic and drilling projects described above. These types of investments are high-risk, high-reward.

     	San Juan Basin
      --------------

During the first quarter, we thought we might participate in a 14,000' exploratory well which Burlington Resources planned to drill in June. Now, we plan to farm out our working interest to Burlington Resources and not participate.

A study is in process to investigate down-spacing of some of the wells in the field. This could involve the drilling of five or six additional wells. The results of the study will not be known for several months.

     	Merlin Prospect of the Sac Basin  - Northern California
      -------------------------------------------------------

The two wildcats drilled in March and April resulted in one dry hole and one successful well. The wildcat well originally planned for June has been delayed
indefinitely.   Equity Oil Company of Salt Lake City, Utah is the operator.

     Big Horn Basin - Wyoming
     ------------------------

The horizontal well planned for June has been cancelled. We plan to sell all of our interest in this area.

      South Texas
      -----------

The first two wells were drilled and completed in June. Both wells are on production making about 250 mcfpd each. We have a 19% working interest (15% revenue interest). Indexgeo & Associates of Houston, Texas is the operator. A third well, to test the Wilcox sand, should spud before the end of August. Our share of dry-hole costs are estimated to be $50,000 and completion costs another $45,000.

      Paradox Basin - Utah
      --------------------

Now that oil prices have rebounded we plan to devote more time in turning this prospect.

Catalytic Solutions Investment
------------------------------

There has been no change from what we discussed in the Form 10-KSB.

Available-For-Sale Securities
-----------------------------

During the second quarter of 1998, we made several investments in certain publicly traded drilling and service companies. During the fourth quarter of 1998 we recognized an impairment of $400,000 for the R&B Falcon investment
and an impairment of $100,000 for the Rowan investment.   During the second
quarter $9,000 of the $400,000 impairment was recognized as profit due to the sale of certain Falcon shares. The table below shows the positions at June 30, 1999 and August 12, 1999. Trading profits of $216,000 were recognized during the first six months and from July 1, through August 12, they were $83,000. Cumulative trading profits from the second quarter of 1998 through August 12, 1999 have been $388,000.

                                                       June 30, 1999
                                               Shares      Cost    Market Value
                                               ------    --------  ------------
R&B Falcon Corporation  (FLC-NYSE)             47,000  $  790,000   $  441,000
Rowan Companies Inc. (RDC-NYSE)                20,000     415,000      365,000
Pool Energy Services Company (PESC-NASDAQ)      5,000      48,000      101,000
Ensco International Inc. (ESV-NYSE)             5,000      90,000      100,000
                                                        ---------    ---------
  Subtotal                                              1,343,000    1,007,000
Impairment                                               (491,000)
                                                        ---------    ---------
                                                       $  852,000   $1,007,000
                                                        =========    =========


                                                       August 12, 1999
                                               Shares      Cost    Market Value
                                               ------    --------  ------------
R&B Falcon Corporation  (FLC-NYSE)             32,000  $  652,000   $  392,000
Rowan Companies Inc. (RDC-NYSE)                15,000     316,500      299,000
                                                        ---------    ---------
  Subtotal                                                968,500      691,000
Impairment                                               (491,000)
                                                        ---------    ---------
                                                       $  477,500   $  691,000
                                                        =========    =========
Y2K
---

During June  1999, we upgraded our accounting software to be Y2K compliant. The
Company has no contingency plans because if necessary, all critical functions can be performed without the aid of computers. The Company has no reason to believe that there will be Y2K type problems with its customers or suppliers.

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

Environmental and Regulation
----------------------------

We are directly affected by changing environmental rules and regulations.
Although we believe our operations and facilities are in compliance with applicable environmental regulations, risk of substantial cost and liabilities resulting from an unintentional breach of environmental regulations are inherent to oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations, and enforcement policies or claims for damages could result in significant costs and liabilities in the future.

The California legislature passed a bill, which increased our operator's bond from $100,000 to $250,000 to be phased in over a five-year period.  In addition, an idle well bill was passed to insure that funds will be available to properly plug and abandon (P&A) California wells upon their depletion.
Over the next ten years we, as the Field's operator, are required to place in an interest-bearing escrow account $500 per year for each idle well in the
Field until such well is plugged and abandoned or until $5,000 has been
deposited.  The first $60,000 installment was paid in June 1999.   We estimate
that after eight annual installments ($480,000) we will have met the current funding obligation of $600,000 considering the interest to be earned.  As the
Field depletes, and more wells move from the producing category to the idle-well category we will have to make additional annual payments.  Presently, there are
276 wells in the field, 119 of which are classified as "idle."

We recently decided to begin amortizing, using the units-of-production method, the estimated future costs to P&A the Field's 276 wells. Included in DD&A expense for the first six months ended June 30, 1999 is $37,000 associated with these estimated future costs.

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit 27  -  Financial Data Schedule; EDGAR filing only

(b)  No reports on Form 8-K were filed during the quarter.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HALLADOR PETROLEUM COMPANY


Date:  August 13, 1999                   By: /s/ Victor P. Stabio
                                            --------------------
                                            Victor P. Stabio
                                            Chief Executive Officer and
                                            Chief Financial Officer
                                            Signing on behalf of the registrant
                                            and as principal financial officer.

