Form 10QSB
period 1999-09-30
HALLADOR PETROLEUM CO
filed 1999-11-15
CIK 788965

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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
                         (Issuer's telephone numbers)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


Shares outstanding as of November 12, 1999: 7,093,150


PART I.  FINANCIAL INFORMATION

                           HALLADOR PETROLEUM COMPANY
                           Consolidated Balance Sheet
                                 (in thousands)

                                                 September 30,  December 31,
                                                      1999           1998*
                                                 -------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                       $  1,490       $  3,073
  Marketable securities (cost-$1,060 and $2,029)       742          1,224
  Accounts receivable-
    Oil and gas sales                                  421            226
    Well operations                                    176            234
    Right-of-way rental                                               166
    Prospect sale                                                     167
                                                   -------        -------
        Total current assets                         2,829          5,090
                                                   -------        -------
Oil and gas properties (successful efforts),
  at cost:
  Unproved properties                                  275            264
  Proved properties                                 19,958         18,878
  Less - accumulated depreciation
    depletion, amortization and impairment         (13,892)       (13,508)
                                                   -------        -------
                                                     6,341          5,634
                                                   -------        -------
Oil and gas operator bonds                             228            155
Investment in Catalytic Solutions                       70             70
Other assets                                           122            113
                                                   -------        -------
                                                   $ 9,590       $ 11,062
                                                   =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Brokerage account-marketable securities         $    208       $    284
  Accounts payable and accrued liabilities             244            224
  Oil and gas sales payable                             73             70
                                                   -------        -------
        Total current liabilities                      525            578
                                                   -------        -------
Bank debt                                            1,385          3,231
                                                   -------        -------
Key employee bonus plan                                228            218
                                                   -------        -------
Other                                                  101            101
                                                   -------        -------
Minority interest                                    4,610          4,614
                                                   -------        -------
Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; no shares issued
  Common stock, $.01 par value; 100,000,000
    shares authorized; 7,093,150 shares issued          71             71
  Additional paid-in capital                        18,061         18,061
  Net unrealized gain (loss) on marketable
    securities                                         127           (305)
Accumulated deficit                                (15,518)       (15,507)
                                                   -------        -------
                                                     2,741          2,320
                                                   -------        -------
                                                  $  9,590       $ 11,062
                                                   =======        =======

------------------------------
*Derived from the Form 10-KSB.

                                See accompanying notes.


                               HALLADOR PETROLEUM COMPANY
                          Consolidated Statement of Operations
                        (in thousands, except per share amounts)

                                       Nine months ended  Three months ended
                                         September  30,      September 30,
                                         1999      1998      1999     1998
                                       -------   -------   -------  -------
Revenue:
  Oil                                 $ 2,024   $ 2,052   $  922   $  669
  Gas                                     296       520      112      199
  NGLs                                    149       227       58       57
  Gain on sale of prospects                         343
  Interest and other                       66       246       21       60
  Non-recurring water disposal fee, net   208
  Gain on stock sales                     358        48      142       37
                                        -----     -----    -----    -----
                                        3,101     3,436    1,255    1,022
                                        -----     -----    -----    -----
Costs and expenses:
  Lease operating                       1,835     2,148      660      753
  General and administrative              516       479      187      149
  Exploration costs                       268       378        2      276
  Interest                                113       326       29       97
  Depreciation, depletion and
    amortization                          384       366      145      124
                                        -----     -----    -----    -----

                                        3,116     3,697    1,023    1,399
                                        -----     -----    -----    -----
Income (loss) before minority interest    (15)     (261)     232     (377)

Minority interest                           4        78      (70)     113
                                        -----     -----    -----    -----
Net income (loss)                      $  (11)   $ (183)  $  162   $ (264)
                                        =====     =====    =====    =====
Net income (loss) per share                (1)   $ (.03)  $  .02   $ (.04)
                                                  =====    =====    =====
Weighted average shares outstanding     7,093     7,093    7,093    7,093
                                        =====     =====    =====    =====
----------------------
(1) Per share amount less than $.01.





                          See accompanying notes.

                        HALLADOR PETROLEUM COMPANY
                    Consolidated Statement of Cash Flows
                              (in thousands)

                                                         Nine months ended
                                                            September 30,
                                                          1999        1998
                                                        -------      ------
Net cash provided by operating activities              $    71     $    48
                                                        ------      ------
Cash flows from investing activities:
  Marketable securities                                  1,260         235
  Properties                                            (1,095)       (722)
  Other assets                                             (82)        (22)
  Prospect sale                                            175
                                                        ------      ------
    Net cash provided by investing activities              258        (509)
                                                        ------      ------
Cash flows from financing activities:
  Repayments of debt                                    (1,846)     (2,146)
  Brokerage account                                        (66)
                                                        ------      ------
    Net cash used in financing activities               (1,912)     (2,146)
                                                        ------      ------
Net decrease in cash and cash equivalents               (1,583)     (2,607)

Cash and cash equivalents, beginning of period           3,073       6,047
                                                        ------      ------
Cash and cash equivalents, end of period               $ 1,490     $ 3,440
                                                        ======      ======


                               See accompanying notes.

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

   We strongly encourage readers of this quarterly report to read our 1998 Form 10-KSB which includes information about our organization and accounting policies.

2. Commencing January 1, 1999, we began amortizing, using the units-of-production method, our share of the estimated future costs ($1,068,000) to P&A the Field's 278 wells.

3. Comprehensive income for the nine-month period ended September 30, 1999 was $78,000 and the loss for the nine-month period ended September 30, 1998 was $594,000.

                             HALLADOR PETROLEUM COMPANY
             Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------
The table below provides sales data and average prices for the period.

                                 1999                         1998
                      Sales Volume  Average Price  Sales Volume  Average Price
                      ------------  -------------  ------------  -------------
Oil - barrels
  South Cuyama field     138,080      $14.55          172,650       $11.79
  Other                    1,090       13.35            1,160        13.78

Gas - mcf
  South Cuyama field      24,700        2.28           51,170         2.15
  Other                  129,540        1.85          192,220         2.13

NGLs- barrels
  South Cuyama field      11,470       10.80           18,670         9.86
  Other                    3,160        8.21            2,850        14.98


Higher oil prices offset lower oil production from the South Cuyama field (the "Field").

Gas production continues to decline in the Field. New production from the Merlin prospect has offset this to some degree; however, production from these wells declined compared to last year. During the fourth quarter we expect the new South Texas gas wells and the reworked Merlin wells to alleviate part of our declining gas production.

The Field's oil price on November 12, 1999 was $21.82/bbl. Gas prices in the Merlin prospect are currently $3.10/mcf.

During January 1999, we earned over $242,000 in non-recurring fees for allowing a third party to dispose water in the Field's disposal system from a blowout gas well 80 miles away. Related expenses were about $34,000.

We recently decided to begin amortizing, using the units-of-production method, our share of the estimated future costs ($1,068,000) to P&A the Field's 278 wells. Included in DD&A expense for the nine months ended September 30, 1999 was $56,000 associated with such costs.

QUARTER-TO-DATE COMPARISON
--------------------------
The table below provides sales data and average prices for the period.

                                 1999                        1998
                      Sales Volume  Average Price  Sales Volume  Average Price
                     -------------  -------------  ------------  -------------
Oil - barrels
  South Cuyama field     48,600       $18.87           56,700      $11.72
  Other                     260        17.67              360       12.04

Gas - mcf
  South Cuyama field     10,380         2.65           17,640        2.07
  Other                  41,070         2.06           71,910        2.27

NGLs- barrels
  South Cuyama field      3,900        11.74            6,080        7.77
  Other                   1,180        10.69              930       10.38


The explanations above for the year-to-date comparisons also apply to the quarter-to-date comparisons.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
We expect that our cash, marketable securities, and cash to be provided from operations will enable us to meet our obligations as they come due and fund planned activities.

The Field, our principal asset, is pledged to U. S. Bank under a $3,231,000 revolving line of credit executed on March 10, 1999. The proceeds from this revolver were used to payoff Trust Company of the West. The principal is due on March 31, 2002. On March 15, 1999, at our discretion, we paid down $1,846,000 on the revolver.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN ITEM 6 OF THE 1998 FORM 10-KSB AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
---------------------------------------------

  South Cuyama Field
  ------------------
In late September 1999, we decided to terminate the 3-D seismic project. Exit costs were about $20,000. The money originally budgeted for the 3-D seismic project will now be used for four exploitation projects in the Field at a cost of about $750,000 to the 100%. We have a 79% WI (66% NRI) in the Field.

The two wells completed in August proved successful and together are producing about 100 bopd. The results of the four projects mentioned above should be known by mid-December; the first of the wells was spud November 7, 1999. Presently the Field is producing an average of 860 bopd, compared to an average of 885 for the same period last year.


  Merlin Prospect of the Sac Basin - Northern California
  ------------------------------------------------------
The two wildcats drilled in March and April resulted in one dry hole and one successful well. Another exploratory well is planned for late November. Combined production from this field is about 2.8 mmcfpd. We have a 30% WI (24% NRI) in this prospect. Equity Oil Company of Salt Lake City, Utah is the operator.

  Big Horn Basin - Wyoming
  ------------------------
We have sold all but a minor portion of our interest in this prospect and have no development plans for the future.

  South Texas
  -----------
The first two wells were drilled and completed in June and a third well was drilled and completed in August. Currently, the field is producing about
1.4 mmcfpd. We have a 19% WI (16.25% NRI). Indexgeo & Associates of Houston, Texas is the operator. A fourth well was spud on November 5, 1999 and pipe was run on November 11. Potential pay zones will be evaluated based on electric logs and results will be known by the end of November. Drilling and completion costs to the 100% for this well are estimated to be $170,000.

  Paradox Basin - Utah
  --------------------
Now that oil prices have rebounded we plan to devote more time in turning this prospect.

  San Juan Basin
  --------------
During the first quarter next year, we plan to drill three development wells in this prospect at a cost of $500,000 per well. We are the operator, but have a small working interest of about 6% (4% NRI).

Catalytic Solutions Investment
------------------------------
We declined our option to purchase more shares that were offered to existing shareholders in November 1999. We still have an option to increase our ownership that expires November 1, 2000. Our current ownership in CSI is about one-half of one percent.

Available-For-Sale Securities
-----------------------------
During the second quarter of 1998, we made several investments in certain publicly traded drilling and service companies. During the fourth quarter of 1998 we recognized an impairment of $400,000 for the R&B Falcon investment and an impairment of $100,000 for the Rowan investment. During the nine months ended September 30, 1999 $56,500 of the $400,000 impairment was recognized as profit due to the sale of certain Falcon shares. The table below shows the positions at September 30, 1999 and November 12, 1999. Trading profits of $358,000 were recognized during the first nine months and from October 1, through November 12, they were $14,000. Cumulative trading profits from the second quarter of 1998 through November 12, 1999 have been $462,000.

                                                September 30, 1999
                                       Shares       Cost         Market Value
                                       -------   -----------     ------------
R&B Falcon Corporation  (FLC-NYSE)     26,000     $  575,000       $ 341,000
Rowan Companies Inc. (RDC-NYSE)        18,000        369,000         293,000
Ensco International Inc. (ESV-NYSE)     6,000        116,000         108,000
                                                   ---------        --------
  Subtotal                                         1,060,000         742,000
Impairment                                          (444,500)
                                                   ---------        --------
                                                  $  615,500       $ 742,000
                                                    ========        ========

                                                 November 12, 1999
                                      Shares        Cost         Market Value
                                      -------     ---------      ------------
R&B Falcon Corporation  (FLC-NYSE)    29,000       $ 614,000      $ 369,750
Rowan Companies Inc. (RDC-NYSE)       18,000         369,100        302,600
                                                    --------       --------
  Subtotal                                           983,100        672,350
Impairment                                          (444,500)
                                                    --------       --------
                                                   $ 538,600      $ 672,350
                                                    ========       ========
/TABLE>

Y2K
-------
During June 1999, we upgraded our accounting software to be Y2K compliant.
The Company has no contingency plans because if necessary, all critical functions can be performed without the aid of computers.  The Company has no reason to believe that there will be Y2K type problems with its customers or suppliers.

New Accounting Pronouncements
-----------------------------
None of the new accounting pronouncements that have been released will affect our 1999 financial reporting.

1999 Outlook
------------
If the recent increase in oil prices is sustained, we expect positive cash flow from operations, before exploration costs, for the remainder of the year.

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

The California legislature passed a bill, which increased our operator's bond from $100,000 to $250,000 to be phased in over a five-year period. In addition, an idle well bill was passed to insure that funds will be available to properly plug and abandon (P&A) California wells upon their depletion.
Over the next ten years, we as the Field's operator, are required to place in an interest-bearing escrow account $500 per year for each idle well in the Field until such well is plugged and abandoned or until $5,000 has been deposited.
The first $60,000 installment was paid in June 1999. We estimate that after eight annual installments ($480,000) we will have met the current funding obligation of $600,000 considering the interest to be earned. As the Field depletes, and more wells move from the producing category to the idle-well category we will have to make additional annual payments. Presently, there are 278 wells in the Field, 119 of which are classified as "idle."

We recently decided to begin amortizing, using the units-of-production method, the estimated future costs ($1,068,000) to P&A the Field's 278 wells.
Included in DD&A expense for the first nine months ended September 30, 1999 was $56,000 associated with these estimated future costs.

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibit 27  -  Financial Data Schedule; EDGAR filing only

      10.3 - Crude Oil Purchase Contract dated September 2, 1999 by and between EOTT Energy Operating Limited Partnership and Hallador
               Production Company

(b)  No reports on Form 8-K were filed during the quarter.

                                  SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HALLADOR PETROLEUM COMPANY


Date: November 12, 1999               By: /S/VICTOR P. STABIO
                                          Victor P. Stabio
                                          Chief Executive Officer and
                                          Chief Financial Officer
                                          Signing on behalf of the registrant
                                          and as principal financial officer.
