Form 10-K405
period 1999-12-31
HALLADOR PETROLEUM CO
filed 2000-03-31
CIK 788965

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                             Washington, D. C. 20549

                                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 1999

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.Ol par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of he Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days. Yes x     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [XI

Our revenue for the year ended December 31, 1999 was $4,924,000.

At March 23, 2000, we had 7,093,150 shares outstanding and the aggregate market value of such shares held by non-affiliates was about $1 million based on the closing price that day of $1.19.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 1. DESCRIPTION OF BUSINESS

General Development of Business
-------------------------------

Hallador Petroleum Company, a Colorado corporation, was organized by our predecessor in 1949.

About three years ago, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 in Hallador Petroleum, LLP, a newly formed limited liability limited partnership. We are the general partner and received a 70% interest in the partnership in return for contributing our net assets, and Yorktown represents the limited partners and received a 30% interest for its $5,025,000 cash contribution. As general partner, we consolidate the activity of the partnership and present the 30% limited partners' interest as a minority interest.

We and our principal operating subsidiaries, Hallador Production Company and Hallador Petroleum, LLP, are engaged in the exploration, development and production of oil and natural gas. our principal and administrative offices are located at 1660 Lincoln Street, Suite 2700, Denver, Colorado 80264, phone 303.839.5504, fax 303.832.3013. The South Cuyama field office is located in New Cuyama, California. we have no website.

Over 87% of our oil and gas revenue is attributable to the South Cuyama field (the "SC Field") located in Santa Barbara County, California, approximately 75 miles southwest from Bakersfield, California. We own 92% of Santa Barbara Partners (SBP), an Oklahoma general partnership, which has a 93% working interest (78% net revenue interest) in the SC Field. The SC Field's oil reserves consist of light oil at 29 degree gravity.

we operate oil and natural gas properties for our own account and for the account of others. we also review and evaluate producing oil and natural gas properties, companies, or other entities, which meet certain guidelines for acquisition purposes. In addition, we engage in the trading and acquisition of non-producing oil and gas mineral leases and fee-simple minerals.

Markets
-------
Our products are sold to various purchasers in the geographic area of the properties. Natural gas, after processing, is distributed through pipelines. oil and natural gas liquids (NGLS) are distributed through pipelines or hauled by trucks. The principal uses for oil and natural gas are heating, manufacturing, power, and transportation.

As of March 28, 2000, we were receiving $25 per barrel for our California oil production which is about $8 more than the average price received during 1999 and about $13 above the average price received during 1998. The SC Field's oil is sold to EOTT Energy Corp. pursuant to a "spot market" contract, which can be cancelled by either party with 30 days notice. The contract pays an $.85 per barrel premium to "spot market" postings.

The SC Field's natural gas is sold to Aera Energy, L.L.C., a joint venture between Exxon Mobil and Shell, pursuant to a "spot market" contract, which can be cancelled by either party with 30 days notice.

NGLs are sold to EOTT Energy Corp. pursuant to a "spot market" contract, which can be cance*d by either party with 60 days notice.

Competition
-----------

The oil and gas industry is highly competitive. We encounter competition from major and independent oil companies in acquiring economically desirable producing properties, drilling prospects, and even the equipment and labor needed to drill, operate and maintain our properties. Competition is intense with respect to the acquisition of producing and partially developed properties. We compete with companies having financial resources and technical staffs significantly larger than our own. We do not own any refining or retail outlets and have minimal control over the prices of our products. Generally, higher costs, fees and taxes assessed at the producer level cannont be passed on to our customers.

We also face competition from imported products as well as alternative sources of energy such as coal, nuclear, hydroelectric power, and a growing trend toward solar. We could incur delays or curtailments of the purchase of our available production. We may also encounter increasing costs of production and transportation while sales price remain stable or decline. Any of these competitive factors could have an adverse effect on our operating results.

Environmental and Other Regulations
-----------------------------------

Our operations are affected in varying degrees by federal, state, regional and local laws and regulations, including, but not limited to, laws governing allowable rates of production, well spacing, air emissions, water discharges, endangered species, marketing, prices and taxes. We are further affected by changes in such laws and by constantly changing administrative regulations.

Most natural gas pricing is presently deregulated and the remaining regulation has no material impact on our prices. We cannot predict the long-term impact of future natural gas price regulation or deregulation.

We are subject to various federal, state, regional and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owner or the lessee for the cost of pollution clean-up resulting from operations, subject the owner or lessee to liability for pollution damages, require suspension or cessation of operations in affected areas or impose restrictions on injection into subsurface aquifers that may contaminate ground water. Such regulation has increased the resources required in, and costs associated with, planning, designing, drilling, installing, operating, and abandoning our oil and natural gas wells and other facilities. We spend a significant amount of technical and managerial time to comply with environmental regulations and permitting requirements.

We have and will continue to make expenditures to comply with these requirements, which we believe are necessary business costs. Although environmental requirements do have a substantial impact upon the energy industry, generally these requirements do not appear to effect us any differently or to any greater or lesser extent than other companies in California.

Although we are not fully insured against all environmental and other risks, we maintain insurance coverage, which we believe, is customary in the industry. We are not aware of any environmental claims, which could have a material impact upon the our financial condition.

During 1999, we incurred about $82,000 to comply with these recurring environmental regulations. We estimate that such expenditures for 2000 and for each year thereafter in the foreseeable future will approximate $86,000. we will continue to use our best efforts to comply with all applicable environmental laws and regulations. See Item 6 - Management's Discussion and Analysis (MD&A) for a discussion regarding idle wells in the SC Field.

To the extent these environmental expenditures reduce funds available for could be adversely impacted. Despite the fact that all of our competitors have to comply with similar regulations, many are much larger and have greater resources with which to deal with these regulations.

Other
-----
We have no significant patents, trademarks, licenses, franchises, or concessions.

The oil business is not generally seasonal in nature; although unusual weather extremes for extended periods may increase or decrease demand. Natural gas prices tend to increase in the fall and winter months and to decrease in the spring and summer.

We have 28 employees; seven are located at our executive office in Denver and 21 are located at the SC Field. When needed we also engage consulting petroleum engineers, environmental professionals, geologists, geophysicists, landmen, accountants and attorneys on a fee basis.

ITEM 2. DESCRIPTION OF PROPERTY

Location and General Character
------------------------------

Our various operating areas consist of (i) the SC Field located 75 miles southwest from Bakersfield, California, (ii) the Sac Basin located 70 miles north of Sacramento, (iii) "South Texas", located 75 miles west of Houston and, (iv) the San Juan Basin, located in the northwest corner of New Mexico. Revenue from the SC Field accounted for 87% of 1999 oil and gas revenue, South Texas accounted for 2%, the Sac Basin accounted for 7%, and San Juan accounted for 4%.

We hold our working interests in oil and natural gas properties either through recordable assignments, leases, or contractual arrangements such as operating agreements. Consistent with industry practices, we do not make a detailed examination of title when we acquire undeveloped acreage. Title to such properties is examined by legal counsel prior to commencement of drilling operations. This method of title examination is consistent with industry practices.

In the acquisition and operation of oil and natural gas properties, burdens such as royalty, overriding royalty, liens incident to operating agreements, liens by taxing authorities as well as other burdens and minor encumbrances are customarily created. We believe that no such burdens materially affect the value or use of our properties.

Proved Oil and Gas Reserves
---------------------------

Information concerning our reserve estimates is set forth in Note 7 to the financial statements. The reserve estimates were prepared by a consulting petroleum engineer. All of our oil and gas reserves are located onshore.

The South Cuyama Field
----------------------

Discovered in 1949 in the Cuyama Valley, Santa Barbara County, California, the SC Field became the largest oil field found to date in the valley and is located approximately 75 miles southwest from Bakersfield. By 1951, the SC Field contained 200 wells producing approximately 40,000 barrels of oil per day.

Since inception, the SC Field is estimated to have produced and sold over 222 million barrels of crude oil. Current oil production to the 100% is about 900 barrels per day. Currently, there are 67 producing wells. The wells produce from a depth range of 3,900 to 4,800 feet.

Sales and Price Data for all Properties
---------------------------------------

See Item 6 - MD&A.

Producing Wells
---------------

As of March 27, 2000, we had a working interest in 59 gross (52 net) oil wells and 33 gross (10 net) gas wells.

Leasehold Interests
-------------------

The following table sets forth our gross and net acres of undeveloped oil and gas leases as of March 27, 2000:

                      State                   Gross              Net
                      -----                   -----              ---
            South Cuyama, California           3,375            3,054
            Sac Basin, California              1,605              461
            North Dakota                      47,326            7,209
            Texas                              1,325              236
            Utah                               8,048            8,048
            Wyoming                           37,187           33,835
                                              ------           ------
                       Total                  98,866           52,843
                                              ======           ======

We have an interest in 3,077 gross (2,707 net) developed acres in the SC Field.

Drilling Activity
-----------------

During 1999, we drilled six development oil wells in the SC Field. Four were successful and two were dry. In the Sac Basin we drilled three exploratory gas wells.

One was successful and the other two were dry. In South Texas we drilled four exploratory gas wells. Three were successful and one experienced mechanical problems after producing for several months and will be P & A. We have an 88% WI in the SC Field, a 30% WI in the Sac Basin and a 19% WI in South Texas.

During 1998, we drilled two exploratory gas wells in the Sac Basin, one was successful and the other was dry. We have a 30% WI in this field. We also drilled an unsuccessful exploratory gas well in South Texas where we had a 15% WI.

ITEM 3. LEGAL PROCEEDINGS: None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

                                                 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board under the symbol "HPCO". The following table sets forth the high and low closing price for the periods indicated:

                                                            High          Low
                                                            ----          ----
         2000
            First quarter (through March 23, 2000)          $1.19       $ .66

         1999
            First quarter                                     .75         .75
            Second quarter                                   1.00         .75
            Third quarter                                    1.06         .88
            Fourth quarter                                    .75         .66

         1998
            First quarter                                    1.75        1.37
            Second quarter                                   1.31        1.25
            Third quarter                                    1.00         .88
            Fourth quarter                                   1.19         .75


The quotations reflect inter-dealer prices, without retail mark-up, markdowns, or commissions and may not represent actual transactions.

During the last two years no dividends were paid. We have no present intention to pay any dividends in the foreseeable future.

As of March 23, 2000 there were 439 holders of record of our common stock and the closing price was $1.19.

ITEM 6. MANAGEMENTIS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------
Our financial statements should be read in conjunction with this discussion. Our various operating areas consist of (i) the South Cuyama field located 75 miles southwest from Bakersfield, California, (ii) the Sac Basin located 70 miles north of Sacramento, (iii) "South Texas" located 75 miles west of Houston and (iv) the San Juan Basin located in the northwest corner of New Mexico. Due to its significance, our value depends on the estimated future cash flows from the SC Field. We intend to maximize cash flow by continuing to increase oil production and keeping operating expenses low. Future operations will also be affected by the results of the development and exploration activity discussed below.

About three years ago, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 in Hallador Petroleum, LLP, a newly formed limited liability limited partnership. We are the general partner and received a 70% interest in the partnership in return for contributing our net assets and Yorktown represents the limited partners and received a 30% interest for its $5,025,000 cash contribution. As general partner, we consolidate the activity of the partnership and present the 30% limited partners' interest as a minority interest.

Our profitability in any particular accounting period will be directly related to: (i) prices, (ii) production, (iii) lifting costs, and (iv) exploration activities. Accordingly, operating results will fluctuate from period to period based on these factors, among others.

At a March 9, 2000 Board meeting, we were directed to explore means to enhance shareholder value. Some of the alternatives being considered are:
(i) our selling or merging, (ii) selling the SC Field, and/or (iii) a restructuring of our current ownership.

What follows is a discussion of our various operating areas.

     South Cuyama Field
     ------------------
In late September 1999, we decided to terminate the 3-D seismic project. Exit costs were about $20,000. The money originally budgeted for the 3-D seismic project was used for the drilling of six development oil wells.
Of the six wells drilled, two are producing 80 bopd each, one is at 20 bopd, one is at 12 bopd, one was a dry hole, and one is temporarily abandoned.
The cost for these wells to the 100% were $1,750,000 ($1,500,000 net to us). We have an 88% WI (74% NRI) in the SC Field. Our PV10 resulting from these new wells is $3.8 million.

Our pre-tax PV10 for the SC Field, including these new wells, is $20 million based on year-end oil prices of $23.45 per barrel. The SC Field has an estimated remaining life of 20 years.

In late November 1999, we purchased an eight-percent (8%) WI from SMR Inc. for $462,000 net to us. We sold this same interest to SMR in 1992 for $1,700,000. At current prices, we expect payback in less than 14 months.

We are substantially complete with the electrification program of the SC Field. When we started the project we had 78 gas engines, presently only nine remain. we plan to electrify these nine engines before year-end 2000.

In April 1999, we purchased two used service rigs for a total of $125,000 ($110,000 net to us). Six additional employees were hired to work these two rigs. We estimate that we are saving about $200,000 ($176,000 net to us) per year by using our employees and equipment compared to an outside third party.

     The Merlin Prospect of the Sac Basin - Northern California
     ----------------------------------------------------------

The Merlin prospect is located about 70 miles north of Sacramento, California. Presently, we have three producing gas wells and no further drilling is planned. Current production to the 100% is 2,200 mcfpd (521 mcfpd net to us). This field has an estimated remaining life of three years. Our PV10 for this field is $287,000.

     Davis Ranch Prospect of the Sac Basin
     --------------------------------------

This prospect which is approximately 20 miles south of the Merlin prospect was brought to us by Equity Oil Company, the operator of the Merlin prospect. During May 2000, we plan to participate in the drilling of two exploratory gas wells. We have a 29% WI (23% NRI). The AFE to drill and complete each well is about $500,000 to the 100%. Our investment would be about $300,000.

     South Texas
     ----------

We drilled four exploratory wells in this prospect during the year. Three were successful and one experienced a mechanical problem, after producing for several months, and will be plugged and abandoned. Current production to the 100% is 1,200 mcfpd (188 mcfpd net to us). Our PVIO for this field is $568,000. This field has an estimated remaining life of four years. During the summer, we plan to drill another exploratory gas well in this area. AFE to the 100% is $250,000 (about $50,000 net to us).

     San Juan Basin
     --------------

During the second quarter of 2000, we plan to drill three development gas wells. We will be the operator and have a 6% WI (5% NRI). Each well has an AFE of $600,000, to the 100%, to drill and complete. If successful, this drilling program could double the current production in the field.

Presently, we have an interest in 19 wells in this field, which collectively produce about 2,100 mcfpd to the 100% (178 mcfpd net to us). Our PV10 for this field is $400,000. This field has an estimated remaining life of 20 years.

     Paradox Basin - Utah
     --------------------

During June 1998, we leased about 6,000 acres in the Paradox Basin, Utah (about 25 miles from the Four Corners area). Geological and geophysical studies are underway in support of a future 3-D seismic survey. We invested $200,000 in this area and plan to turn this prospect before year-end 2000.

Catalytic Solutions Investment
------------------------------

During 1998, we invested $62,000 for a half percent (.005) ownership in Catalytic Solutions, Inc. (CSI) located in Oxnard, California (a Los Angeles suburb). CSI manufactures catalytic converters that reduce toxic emissions from internal combustion engines. In November 2000, we plan to exercise a $100,000 warrant which would give us an additional half percent in CSI, resulting in a total ownership of about 1%.

Marketable Securities
---------------------

In June 1998 and through November 1999, we invested in several publicly traded drilling and services companies. we sold all of our interest in these companies in late November and have no plans to make similar investment in the future. During this 18 month period, we recognized a net gain of about $161,000 from these investments.

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

In January 1999, the California legislature passed a bill, which increased our operator's bond from $100,000 to $250,000 over a five-year period. In addition, an idle well bill was passed to ensure that funds will be available to properly plug and abandon (P&A) California wells upon their depletion. over the next ten years, we as the SC Field's operator, are required to place in an interest-bearing escrow account $500 per year for each idle well in the SC Field until such well is plugged and abandoned or until $5,000 has been deposited. The first $60,000 installment was paid in June 1999. We estimate that after eight annual installments ($480,000) we will have met the current funding obligation of $600,000 considering the interest to be earned. As the SC Field depletes, and more wells move from the producing category to the idle-well category we will have to make additional annual payments.
Presently, there are 280 wells in the SC Field, 119 of which are classified as "idle".

During 1999, we began amortizing, using the units-of-production method, our share of the estimated future costs ($1,215,000) to P&A the SC Field's 280 wells. Included in the DD&A expense for 1999 was $85,000 associated with these estimated future costs.

Liquidity and Capital Resources
--------------------------------

Cash and cash to be provided from operations are expected to enable us to meet our obligations as they become due during the next several years.

The SC Field, our principal asset, is pledged to U. S. Bank National Association under a $3,500,000 revolving line of credit. Presently, we owe $1,231,000 under this line.

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------

The table below (in thousands) provides sales data and average prices for the period.



                                    1999                       1998
                         Sales Volume Average Price Sales Volume Average Price
                         ------------ ------------- ------------ -------------
Oil - barrels
South Cuyama field             195           $16.83        214      $11.59
Other                            2            15.00          9       11.44

Gas - mcf
South Cuyama field              35             2.44         61        2.11
Other                          210             2.17        239        2.11

NGLS- barrels
South Cuyama field              16            12.25         23        9.83
Other                            4            10.75          4       13.75


LOE per equivalent barrel was $10.23 for 1999 and $9.50 for 1998.
Higher oil prices offset lower oil production from the SC Field.
Gas production continues to decline in the SC Field. New production from the Merlin and South Texas prospect has offset this to some degree; however, production from the Merlin wells declined compared to last year.

Hedging Activities
------------------

We have never entered into such transactions and at this time do not expect to.

New Accounting Pronouncements
-----------------------------

None of the new accounting pronouncements that have been released will affect our 2000 financial reporting.

2000 Outlook
------------

Assuming current oil prices remain in the $25 range and we drill no dry holes, we estimate net income for the year 2000 to be in the $1 million range. This is a "forward-looking" statement and actual results will differ due to changing oil and gas prices, potential dry holes, lifting costs, and the five issues listed below.

Risk Factors
------------

The five issues that cause us worry are:

1. OPEC deciding to significantly increase production, which would result in a free fall of oil prices.
2. Although the SC Field has a 50-year operating history, the reserve estimates could be overstated.
3. We never know what adverse rules or regulations could be passed by our regulatory agencies such as the EPA (Environment Protection Agency), BLM (Bureau of Land Management), DOG (California Division of Oil & Gas), and the SBAPCD (Santa Barbara County Air Pollution Control District).
4. The SC Field is a high-water-cut oil field meaning that we move about 30,000 barrels of water per day in order to produce about 900 barrels of oil per day. Such fields have a high break-even point and consequently depend on a relatively high oil'price to make money.
5. California is prone to earthquakes. Certain types of earthquakes could shear the casing heads resulting in catastrophic damage to the SC Field. Earthquake insurance is cost prohibitive.

ITEM 7. FINANCIAL STATEMENTS





                          Report of Independent Public Accountants
                          ----------------------------------------




To Hallador Petroleum Company:

We have audited the accompanying consolidated balance sheet of Hallador Petroleum Company (a Colorado corporation) and subsidiaries as of December 31, 1999 and the related consolidated statements of operations and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hallador Petroleum Company and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP




Denver, Colorado
March 23, 2000

                             Consolidated Balance Sheet
                                 December 31, 1999
                                  (in thousands)

ASSETS
Current assets:
  Cash and cash equivalents                                       $ 1,957
  Accounts receivable-
    Oil and gas sales                                                 600
    Well operations                                                   211
                                                                   ------
      Total current assets                                          2,768
                                                                   ------
Oil and gas properties (successful efforts), at cost:
Unproved properties                                                   236
Proved properties                                                  21,133
Less - accumulated depreciation,
depletion, amortization and impairment                            (14,247)
                                                                   ------
                                                                    7,122
                                                                   ------

Oil and gas operator bonds                                            228
Investment in Catalytic Solutions                                      62
Other assets                                                          132
                                                                   ------
                                                                  $10,312
                                                                   ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                          1,036
  Oil and gas sales payable                                            74
                                                                   ------
Total current liabilities                                           1,110
                                                                   ------
Bank debt                                                           1,231
                                                                   ------
Key employee bonus plan                                               234
                                                                   ------
Minority interest                                                   4,763

Commitments and contingent liabilities (Note 6)
Stockholders, equity:
  Preferred stock, $.l0 par value;
    10,000,000 shares authorized; none issued
  Common stock, $.Ol par value;
    100,000,000 shares authorized; 7,093,150 shares issued             71
Additional paid-in capital                                         18,061
Accumulated deficit                                               (15,158)
                                                                   ------
                                                                    2,974
                                                                   ------
                                                                  $10,312
                                                                   ======

                             See accompanying notes.

                       Consolidated Statement of Operations
                                (in thousands)


                                                      Year ended December 31,
                                                        1999           1998
                                                       ------         ------
Revenue:
  Oil                                                   $3,303         $2,585
  Gas                                                      542            633
  NGLs                                                     239            281
  Gain (loss) on sale of prospects                         (26)           397
  Interest and other                                        87            285
  Non-recurring water disposal fee, net                    208
  Non-recurring right-of-way road rentals                                 129
  Gain on stock sales                                      571             90
                                                         -----          -----
                                                         4,924          4,400
                                                         -----          -----
Costs and expenses:
  Lease operating                                        2,639          2,848
  Exploration costs                                        344            657
  Depreciation, depletion and amortization                 638            469
  General and administrative                               662            606
  Interest                                                 143            360
  Impairment of marketable securities                                     500
                                                         -----          -----
                                                         4,426          5,440
                                                         -----          -----
Income (loss) before minority interest                     498         (1,040)

Minority interest                                         (149)           311
                                                         -----          -----
Net income (loss)                                       $  349         $ (729)
                                                         =====          =====
Basic and diluted income (loss) per share               $  .05         $ (.10)
                                                         =====          =====
Weighted average number of shares outstanding            7,093          7,093


Comprehensive loss for 1998 was about $942,000. Other than the results of operations, there were no changes in stockholders, equity during 1999 and 1998.


                                See accompanying notes.

                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (in thousands)


                                                      Year ended December 31,
                                                        1999           1998
                                                       ------         ------
Cash flows from operating activities:
  Net income (loss)                                    $  349         $ (729)
  Depreciation, depletion, and amortization               638            469
  Minority interest                                       149           (311)
  Change in accounts receivable                           (18)            40
  Change in payables and accrued liabilities              140           (212)
  Impairment of marketable securities                                    500
  Gain on marketable securities                          (571)
  Other                                                    26
                                                        -----          -----
    Net cash provided by (used in)
      operating activities                                713           (243)
                                                        -----          -----
Cash flows from investing activities:
  Marketable securities                                 2,100           (229)
  Properties                                           (1,571)          (622)
  Other assets                                            (74)           (72)
                                                        -----          -----
    Net cash provided by (used in)
      investing activities                                455           (923)
                                                        -----          -----
Cash flows from financing activities:
  Repayment of borrowings                              (2,000)        (2,092)
  Brokerage account                                      (284)           284
                                                        -----          -----
      Net cash used in financing activities            (2,284)        (1,808)
                                                        -----          -----
Net decrease in cash and cash equivalents              (1,116)        (2,974)

Cash and cash equivalents, beginning of year            3,073          6,047
                                                        -----          -----
Cash and cash equivalents, end of year                 $1,957         $3,073
                                                        =====          =====
Interest paid                                          $  143         $  360


                               See accompanying notes.

                            Notes to Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation
---------------------------------------

The accompanying consolidated financial statements include the accounts of Hallador Petroleum Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. we are engaged in the exploration, development, and production of oil and natural gas primarily in California.

On July 21, 1997, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 in Hallador Petroleum, LLP, a newly formed limited liability limited partnership. We are the general partner and received a 70% interest in the partnership in return for contributing our net assets, and Yorktown represents the limited partners and received a 30% interest for its $5,025,000 cash contribution. As general partner, we consolidate the activity of the partnership and present the 30% limited partners' interest as a minority interest.

We are a 92% partner in Santa Barbara Partners (SBP), a general partnership, and account for our investment using the proportionate consolidation method. SBP has a 93% working interest in the South Cuyama field.

Oil and Gas Properties
----------------------

We account for our oil and gas activities using the successful efforts method of accounting. Under the successful efforts method, the costs of successful wells, development dry holes and productive leases are capitalized and amortized on a units-of-production basis over the remaining life of the related reserves. Exploratory dry hole costs and other exploratory costs, including geological and geophysical costs, are expensed as incurred. Delay rentals are also expensed as incurred. Cost centers for amortization purposes are determined on a field-by-field. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are accrued based on units-of-production. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense.

The carrying value of each field is assessed for impairment on a quarterly basis. If estimated future undiscounted net revenues are less than the recorded amounts, an impairment charge is recorded.

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

Earnings (Loss) per Common Share
--------------------------------

We follow the provisions of FAS 128, Earnings Per Share. Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding stock options. Options to purchase 750,000 of common shares were not included in the 1999 computation of diluted earnings per share because the option exercise prices was greater than the average market price of our common stock. All stock options were excluded from the computation of diluted earnings per share in 1998 because they were antidilutive, as a result of recording a net loss.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates.

(2) BANK DEBT

The South Cuyama field, our principal asset, is pledged to U. S. Bank National Association under a $3,500,000 revolving line of credit. The loan is interest only, payable quarterly, at LIBOR + 1.75%. The LIBOR rate at December 31, 1999 was 5.12%. The principal is due on March 31, 2002.

(3)  INCOME TAXES
     ------------

We have the following tax carryforwards at December 31, 1999 (in thousands):

     Statutory depletion                                          $ 3,500
     Tax net operating losses (NOLs), utilization limited
       (expires in 2000-2003)                                       5,300
     Tax NOLS, utilization not limited (expires in 2005-2018)       5,300

We have fully reserved our net deferred tax asset account of about $3,200,000.

(4)  STOCK OPTIONS AND BONUS PLANS
    ------------------------------

Stock Option Plan
-----------------

In December 1995, we granted to our CEO 620,000 options and another 62,000 options to other employees at an exercise price of $1.00. These options are fully vested. No options were granted in 1998. At December 31, 1998, 71,000 options were available for grant under the plan and 682,000 were outstanding. During 1999, we issued 71,000 options with an exercise price of $1.00 which vested one-third upon grant date with the remainder over the next two years. At December 31, 1999, there were 750,000 options outstanding of which 706,669 are exercisable. No options were exercised during the last three years.

Options to purchase a 3% partnership interest in Hallador Petroleum, LLP are outstanding as of December 31, 1999. The exercise price for these options was based on the fair market value on the date of grant.

We account for our option plans under APB 25, Accounting for Stock Issued to Employees. Had compensation costs for the plan been determined consistent with FAS 123, Accounting for Stock-Based Compensation, the effect on 1999 operations would have been immaterial.

401-(k) Plan
------------

We maintain a 401-(k) Plan, which all full-time employees are able to participate after six months of service. We match dollar-for-dollar up to 4% of all employee contributions when oil prices are $13.00 or greater per barrel; vesting occurs immediately. Our contributions for 1999 and 1998 were $27,000 and $25,000, respectively.

Key Employee Bonus Plan
-----------------------

At present, Mr. Stabio, CEO, is the only participant in the key employee bonus plan. Bonuses are computed based on cash flow attributed to the SC Field plus accrued interest at 30-day risk free rates. Amounts accrued for 1999 and 1998 were $16,000 and $13,000, respectively. As of December 31, 1999, the amounts owing Mr. Stabio were $234,000. The amounts owing will not be paid until the earliest of the following events occur; (i) voluntary or involuntary termination of the participant's employment; (ii) our merger or sale or a sale of substantially all of our assets, or (iii) the exercise by a participant of any of our stock options which requires a payment by the participant of more than $100,000. The amounts accrued are unfunded and unsecured.

Catalytic Solutions Investment
------------------------------

During 1998, we invested $62,000 for a half percent (.005) ownership in Catalytic Solutions, Inc. (CSI) located in Oxnard, California (a Los Angeles suburb). CSI manufactures catalytic converters that reduce toxic emissions from internal combustion engines. In November 2000, we plan to exercise a $100,000 warrant which would give us an additional half percent in CSI, resulting in a total ownership of about 1%. Mr. Stabio and other employees own less than a quarter percent (.0025) in CSI.

(5) MAJOR CUSTOMERS
    ---------------

The SC Field's oil production is purchased by EOTT Energy Corp. For 1998 the purchaser was Tosco.

(6)  COMMITMENTS AND CONTINGENT LIABILITIES
    --------------------------------------

In January 1999, the California legislature passed a bill, which increased our operator's bond from $100,000 to $250,000 to be phased in over a five-year period. In addition, an idle well bill was passed to ensure that funds will be available to properly plug and abandon (P&A) California wells upon their depletion. over the next ten years, we as the SC Field's operator, are required to place in an interest-bearing escrow account $500 per year for each idle well in the SC Field until such well is plugged an 5,000 has been deposited. The first $60,000 installment was paid in June 1999. We estimate that after eight annual installments ($480,000) we will have met the current funding obligation of $600,000 considering the interest to be earned. As the SC Field depletes, and more wells move from the producing category to the idle-well category we will have to make additional annual payments. Presently, there are 280 wells in the SC Field, 119 of which are classified as "idle".

During 1999, we began amortizing, using the units-of-production method, our share of the estimated future costs ($1,215,000) to P&A the SC Field's 280 wells. Included in the DD&A expense for 1999 was $85,000 associated with these estimated future costs.

(7)  OIL AND GAS RESERVE DATA (UNAUDITED)
    ------------------------------------

The following reserve estimates for the year ended December 31, 1998 and 1999 were prepared by one of our consulting petroleum engineers based on data we supplied. Be cautious that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates.

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


                             Analysis of Changes in Proved Developed Reserves
                                          (in thousands)

                                      Oil            NGLs             Gas
                                     (BBLS)         (BBLS)           (MCF)
                                     ------         ------          ------
Balance at December 31, 1997          2,201          177             741
  Revisions of previous estimates(l) (1,978)(1)     (150)(1)         650
  Discoveries                                                        844
  Production                           (223)         (27)           (300)
                                      -----        -----           -----
Balance at December 31, 1998              0            0           1,935

Revisions of previous estimates       2,705(2)       214(2)          (62)
  Discoveries                           271                          337
  Purchases                             260           18              57
  Production                           (197)         (20)           (245)
                                      -----        -----           -----
Balance at December 31, 1999          3,039          212           2,022
                                      =====        =====           =====
Net of 30% minority interest          2,127          148           1,415
                                      =====        =====           =====

(1) Due to low oil prices at December 31, 1998, no reserves could be assigned to the SC Field.

(2) Represents the reinstatement of the SC Field.

There are no significant proved undeveloped reserves.

The following table (in thousands) sets forth a standardized measure of the discounted future net cash flows attributable to our proved oil and gas reserves (hereinafter referred to as "SMOG.") Future cash inflows were computed using December 31, 1999 product prices of $23.45 for oil, $19.07 for NGLs and $2.46 for gas. Future production costs represent the estimated future expenditures to be incurred in producing the reserves, assuming continuation of economic conditions existing at year end. Discounting the annual net cash inflows at 10% illustrates the impact of timing on these future cash inflows. The future net revenue discounted at 10% using December 31, 1998 prices for our reserves were less than $800,000 and SMOG disclosures are not presented for 1998 due to insignificance.

                                                         1999
                                                        ------
    Future Revenue
      Oil                                               $71,000
      NGLs                                                4,000
      Gas                                                 4,000

    Future  cash inflows                                 79,000

    Future  cash outflows - production costs            (45,000)

    Future  income taxes                                 (6,000)

    Future  net cash flows                               28,000

    10% discount factor                                  (9,000)
                                                         ------
    SMOG                                                $19,000
                                                         ======
    Net of 30% minority interest                        $13,000
                                                         ======

The following table (in thousands) summarizes the principal factors comprising the changes in SMOG:

                                                         1999
                                                        ------
    SMOG, beginning of year                             $   800

      Sales of oil and gas,  net of production costs     (1,500)

      Net changes in prices   and production costs       15,591

      Discoveries                                         4,400

      Change in income taxes                             (2,000)

      Purchases                                           1,709
                                                         ------
    SMOG, end of year                                   $19,000
                                                         ======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None

                                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

CORTLANDT S. DIETLER, 77, has been one of our directors since November 1995. from April 1995 to October 1999 he was CEO of TransMontaigne Inc. and is currently Chairman of the Board. He also serves as a director of Carbon Energy Corporation, Forest Oil Corporation and Key Production Company.

DAVID HARDIE, 49, is the Chairman of the Board and has served as a director since July 1989. He is a General Partner of Hallador Venture Partners LLC, the General Partner of Hallador Venture Fund II & III. He also serves as a director and partner of other private entities that are owned by members of his family.

STEVEN HARDIE, 45, has been a director since 1994. He and David Hardie are brothers. For the last 14 years he has been a self-employed film producer. He also serves as a director and partner of other private entities that are owned by members of his family.

BRYAN H. LAWRENCE, 57, has been one of our directors since November 1995. He is a founder and senior manager of Yorktown Partners LLC that manages investment partnerships formerly affiliated with Dillon, Read & Co. Inc., an investment-banking firm (Dillon Read.) He had been employed with Dillon, Read since 1966, serving most recently as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. He also serves as a Director of D&K Healthcare Resources, Inc., TransMontaigne, Inc., and Vintage Petroleum, Inc. (each a United States public company), Benson Petroleum, Ltd. and Cavell Energy Corp. (each a Canadian public company) and certain non-public companies in the energy industry in which Yorktown partnership hold equity interests including Meenan Oil Co., Inc. PetroSantander Inc., Strega Energy Inc., Savoy Energy, L.P., Concho Resources Inc., Ricks Exploration, Inc., Anthanor Resources Inc. and Carbon Energy Corporation. He is a graduate of Hamilton College and also has a MDA from Columbia University.

VICTOR P. STABIO, 52, is our President, CEO, CFO and a director. He joined us in March 1991 as our President and CEO and has been active in the oil and gas business for the past 27 years.

ITEM 10.  EXECUTIVE COMPENSATION

                                     SUMMARY COMPENSATION TABLE

                                        Annual Compensation
                            --------------------------------------------------
Name and
Principal                                                     Other Annual
Position                 Year      Salary     Bonus (1)     Compensation (2)
------------------       ----      ---------    ----------     -----------------
Victor P. Stabio
CEO                      1999       $105,000      $48,000         $4,400
                         1998        103,000       15,000          3,107
                         1997        103,000       29,000          4,300

(1) Includes amounts, payment of, which is deferred, pursuant to the Key Employee Bonus Plan.

(2) Our contribution to the 401(k) Plan.

During 1997, Mr. Stabio was granted an option to purchase 1.75% of Hallador Petroleum, LLP for $294,000 that expires December 31, 2010.

No options were exercised during the last three years. At December 31, 1999 Mr. Stabio had 620,000 exercisable options none of which were in-the-money.

Change in Control Arrangements
------------------------------

As of December 31, 1999, we have accrued $234,000 payable to Mr. Stabio pursuant to the key employee bonus plan. The $234,000 will become payable upon our merger/sale or sale of substantially all of our assets or his voluntary or involuntary termination.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table is as of March 29, 2000.


Name                                   No. Shares (1)       % of Class (1)
------------------------------------   ---------------      -------------
David Hardie and Steven Hardie as           3,791,259                 53
  Nominee for Hardie Family Members  (2)

Victor P. Stabio (3)                          682,937                  9

Cortlandt S. Dietler (4)                      100,000                  1

Bryan H. Lawrence (5)                       2,328,500                 33

SBC Warburg Dillion Read Inc. (6)             421,500                  6

All directors and executive officer
as a group (3)                              6,904,696                 97


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

(4) Mr. Dietler's address is P. 0. Box 5660, Denver, Colorado 80217. All shares are held by Pinnacle Engine Company LLC, wholly owned by Mr. Dietler.

(5) Mr. Lawrence's address is 410 Park Avenue, 19th Floor, New York, NY 10022. Mr. Lawrence owns 50,000 shares directly, and the remainder is held by Yorktown Energy Partners II, L.P., an affiliate.

(6) SBC Warburg Dillon Read Inc.'s address is 535 Madison Avenue, New York, NY 10022.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.
                                       PART IV

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

    10.2   Hallador Petroleum Company 1993 Stock Option Plan *(3)

    10.3   Not used

    10.4   Not used

    10.5   Hallador Petroleum Company Key Employee Bonus Compensation
           Plan 1(3)

    10.6 Not used

    10.7   Not used

    10.8   EOTT Contract (10)

    10.9   First Amendment to the 1993 Stock Option Plan *(6)

   10.10  First Amendment-to Key Employee Bonus Compensation Plan *(6)

   10.11  Stock Purchase Agreement dated November 15, 1995 (6)

   10.12  Second Amendment to Key Employee Bonus Compensation Plan
           *(7)

   10.13  Hallador Petroleum, LLP Agreement (9)

   10.14  Hallador Petroleum, LLP Stock Option Agreement *(9)

    21.1   List of Subsidiaries (2)

    27.1   Financial Data Schedule (10)

           -------------------

          (1)  Incorporated by reference (IBR) to the 1989 Form 10-K.
          (2)  IBR to the 1990 Form 10-K.
          (3)  IBR to the 1992 Form 10-KSB.
          (4)  IBR to the 1993 Form 10-KSB.
          (5)  Not used.
          (6)  IBR to the 1995 Form 10-KSB.
          (7)  IBR to the September 30, 1996 Form 10-QSB.
          (8)  IBR to the September 30, 1997 Form 10-QSB.
          (9) IBR to the December 31, 1997 Form 10-KSB.
         (10) IBR to the November 30, 1999 Form 10-QSB.

*Management contracts or compensatory plans.

       (b) No  reports on Form 8-K were filed during the 1999 fourth quarter.

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

 Dated: March 29, 2000

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/David Hardie               Chairman                        March 29, 2000


/S/Victor P.Stabio            CEO, Principal Financial        March 29, 2000
                              and Accounting Officer


/S/Bryan Lawrence             Chairman                        March 29, 2000