Form 10QSB
period 2000-03-31
HALLADOR PETROLEUM CO
filed 2000-05-11
CIK 788965

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.  20549

                                      Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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
                              (Issuer's telephone numbers)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


Shares outstanding as of May 10, 2000: 7,093,150



PART I.  FINANCIAL INFORMATION

                              Consolidated Balance Sheets
                            (in thousands, except share data)

                                                  March 31,      December 31,
                                                    2000            1999*
                                                  ---------      -----------
ASSETS
Current assets:
Cash and cash equivalents                           $ 2,006         $ 1,957
AFE cash calls                                          151
  Accounts receivable-
    Oil and gas sales                                   636             600
    Well operations                                     151             230
                                                     ------          ------
       Total current assets                           2,944           2,787
                                                     ------          ------
Oil and gas properties (successful efforts), at cost:
  Unproved properties                                   239             236
  Proved properties                                  21,148          21,114
  Less - accumulated depreciation
    depletion, amortization and impairment          (14,480)        (14,247)
                                                     ------          ------
                                                      6,907           7,103
                                                     ------          ------
Oil and gas operator bonds                              228             228
Investment in Catalytic Solutions                        72              62
Other assets                                            132             132
                                                     ------          ------
                                                    $10,283         $10,312
                                                     ======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities          $   419         $ 1,036
  Oil and gas sales payable                             139              74
                                                     ------          ------
       Total current liabilities                        558           1,110
                                                     ------          ------
Bank debt                                             1,231           1,231
                                                     ------          ------
Key employee bonus plan                                 247             234
                                                     ------          ------
Minority interest                                     4,916           4,763
                                                     ------          ------
Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; no shares issued
  Common stock, $.01 par value; 100,000,000
    shares authorized; 7,093,150 shares issued           71              71
  Additional paid-in capital                         18,061          18,061
  Accumulated deficit                               (14,801)        (15,158)
                                                     ------          ------
                                                      3,331           2,974
                                                     ------          ------
                                                    $10,283         $10,312
                                                     ======          ======
------------------------------
*Derived from the Form 10-KSB.




                                   See accompanying note.


                            Consolidated Statement of Operations
                          (in thousands, except per share amounts)


                                                       Three months ended
                                                            March 31,
                                                      2000           1999
                                                    ---------      --------
Revenue:
  Oil                                                 $1,629         $  441
  Gas                                                    226             95
  NGLs                                                    93             44
  Interest and other                                      24             30
  Non-recurring water disposal fee, net                                 208
  Gain on stock sales                                                    75
                                                       -----          -----
                                                       1,972            893
                                                       -----          -----
Costs and expenses:
  Lease operating                                        897            523
  General and administrative                             242            150
  Exploration cost                                        62             92
  Interest                                                28             54
  Depreciation, depletion and amortization               233             91
                                                       -----          -----
                                                       1,462            910
                                                       -----          -----
Income (loss) before minority interest                   510            (17)

Minority interest                                       (153)             5

Net income (loss)                                     $  357         $  (12)
                                                       =====          =====
Net income (loss) per share                           $  .05             (1)
                                                       =====
Weighted average shares outstanding                    7,093          7,093
                                                       =====          =====
(1)  Less than $.01.


                                   See accompanying note.


                            Consolidated Statement of Cash Flows
                                     (in thousands)

                                                          Three months ended
                                                                March 31,
                                                          2000          1999
                                                         ------        ------
Net cash provided by operating activities                $  774        $  176
                                                          -----         -----
Cash flows from investing activities:
  AFE prepayments                                                        (124)
  Marketable securities                                                   236
  Properties                                               (715)         (105)
  Prospect sales                                                          201
  Other                                                     (10)
                                                          -----         -----
    Net cash provided by (used in) investing activities    (725)          208
                                                          -----         -----

Cash flows from financing activities:
  Repayments of debt                                                   (1,846)
  Brokerage account                                                      (110)
  Other                                                                   (65)
                                                          -----         -----
    Net cash used in financing activities                              (2,021)
                                                          -----         -----
Net increase (decrease) in cash and cash equivalents         49        (1,637)

Cash and cash equivalents, beginning of period            1,957         3,073
                                                          -----         -----
Cash and cash equivalents, end of period                 $2,006        $1,436
                                                          =====         =====


                                 See accompanying note.


                              Note to Financial Statements

1. The interim financial data is unaudited; however, in our opinion, it includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods.
    The financial statements included herein have been prepared pursuant to the SEC's rules and regulations. Certain information and footnote disclosures normally included in GAAP financial statements have been condensed or omitted pursuant to the SEC's rules and regulations.

    Our organization and business, the accounting policies we follow and other information are contained in the notes to our financial statements filed as part of our 1999 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------

The table below provides sales data (in thousands) and average prices for the period.

                                2000                           1999
                     Sales Volume  Average Price    Sales Volume  Average Price
                     ------------  -------------    ------------  -------------
Oil - barrels
   South Cuyama field      61          $26.60             44          $9.93
   Other                                                  .5           9.72

Gas - mcf
   South Cuyama field      10            2.70              5           1.83
   Other                   89            2.24             45           1.91

NGLs - barrels
   South Cuyama field     3.6           20.56            3.7          10.54
   Other                  1.2           15.83              1           5.00


Significantly higher oil prices and production caused the increase in oil
revenue.   Gas revenue increased primarily because of higher production from the new wells in Northern California and South Texas.

During first quarter 1999, oil prices were so low that we kept operating expenses to a bare minimum. During first quarter 2000, oil prices nearly tripled, and consequently, we substantially increased the SC Field's activity which resulted in higher LOE.

The increase in G&A is due primarily to bonuses and the addition of one extra person.

The increase in DD&A is due to an increase of $2 million in costs being amortized, because of the new wells that were drilled during the last 12 months and a downward revision in reserve estimates.

The SC Field's oil price on May 10, 2000 was $26.00/bbl. Gas prices in the Merlin prospect are currently $2.80/mcf, South Texas is $3.00, and SC Field is $2.60.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash to be provided from operations are expected to enable us to meet our obligations as they become due during the next several years.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN ITEM 6 OF THE 1999 FORM 10-KSB AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
---------------------------------------------

     South Cuyama Field
     ------------------
At December 31, 1999, our pre-tax PV10 for the SC Field was $20 million based on year-end oil prices of $23.45 per barrel. Based on May 10, 2000 higher prices of $26.00, and in spite of upward revisions to future operating costs, we now estimate the PV-10 to continue to be $20 million.

     Davis Prospect
     --------------
This prospect which is approximately 20 miles south of the Merlin prospect was brought to us by Equity Oil Company, the operator of the Merlin prospect. Before May 31, 2000, we plan to participate in the drilling of two exploratory gas wells. We have a 28% WI (23% NRI). The AFE to drill and complete each well is about $500,000 to the 100%. Our investment would be about $300,000. We estimate our dry hole risk to be 50/50.

     South Texas
     -----------
Before May 31, 2000, we plan to participate in the drilling of an exploratory gas well. AFE to the 100% is $300,000 (about $60,000 net to us).

     San Juan Basin
     --------------
Three development gas wells were drilled in early April 2000. The results are very encouraging and we hope to double the gas production from this field.
We receive about $10,000 in monthly gas revenue from this field and are hoping these three wells will increase the monthly gas revenue to $20,000.

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      27    - Financial Data Schedule; EDGAR filing only
      10.1 - Credit Agreement dated as of March 10, 1999, by and among Santa Barbara Partners and Hallador Petroleum, LLP and U.S. Bank National Association.
      10.2  - Amendment to Credit Agreement

(b)  No reports on Form 8-K were filed during the quarter.


                                      SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HALLADOR PETROLEUM COMPANY

Date:  May 10, 2000                   By: /S/Victor P. Stabio
                                          Chief Executive Officer and
                                          Chief Financial Officer

                                          Signing on behalf of the registrant
                                          and as principal financial officer.