Form 10QSB
period 2000-06-30
HALLADOR PETROLEUM CO
filed 2000-08-14
CIK 788965

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C.  20549

                                       Form 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the quarterly period ended June 30, 2000


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
                            (Issuer's telephone numbers)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


Shares outstanding as of August 11, 2000: 7,093,150


PART I.  FINANCIAL INFORMATION


                                Consolidated Balance Sheet
                                    (in thousands)

                                                        June 30,    December 31,
                                                          2000          1999*

                                                         ------        ------
ASSETS
Current assets:
Cash and cash equivalents                               $ 2,698      $ 1,957
AFE cash calls                                              546
  Accounts receivable-
    Oil and gas sales                                       601          600
    Well operations                                         382          230
                                                         ------       ------
        Total current assets                              4,227        2,787
                                                         ------       ------
Oil and gas properties (successful efforts), at cost:
  Unproved properties                                       265          236
  Proved properties                                      21,242       21,114
  Less - accumulated depreciation
    depletion, amortization and impairment             (14,688)     (14,247)
                                                         ------       ------
                                                          6,819        7,103
                                                         ------       ------
Oil and gas operator bonds                                  307          228
Investment in Catalytic Solutions                            71           62
Other assets                                                 62          132
                                                         ------       ------
                                                        $11,486      $10,312
                                                         ======       ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities              $ 1,173      $ 1,036
  Oil and gas sales payable                                 101           74
                                                         ------       ------
        Total current liabilities                         1,274        1,110
                                                         ------       ------
Bank debt                                                 1,231        1,231
                                                         ------       ------
Key employee bonus plan                                     261          234
                                                         ------       ------
Minority interest                                         5,058        4,763
                                                         ------       ------

Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; no shares issued
  Common stock, $.01 par value; 100,000,000
    shares authorized; 7,093,150 shares issued               71           71
  Additional paid-in capital                             18,061       18,061
  Accumulated deficit                                   (14,470)     (15,158)
                                                         ------       ------
                                                          3,662        2,974
                                                         ------       ------
                                                        $11,486      $10,312
-----------------------------                            ======       ======

*Derived from the Form 10-KSB.


                                See accompanying note.


                         Consolidated Statement of Operations
                       (in thousands, except per share amounts)


                                        Six months ended    Three months ended
                                             June 30,            June 30,
                                         2000       1999     2000        1999
                                        ------     ------   ------      ------
Revenue:
  Oil                                   $3,158     $1,102    $1,529     $  661
  Gas                                      439        184       213         89
  NGLs                                     188         91        95         47
  Interest and other                        71         45        47         15
  Non-recurring water disposal fee, net               208
  Gain on stock sales                                 216                  141
  Gain on prospect sale                    120                  120
                                         -----      -----      -----     -----
                                         3,976      1,846      2,004       953
                                         -----      -----      -----     -----
Costs and expenses:
  Lease operating                        1,693      1,175        796       652
  General and administrative               413        329        171       179
  Exploration costs                        306        266        244       174
  Interest                                  62         84         34        30
  Depreciation, depletion and
    amortization                           519        239        286       148
                                         -----      -----      -----     -----
                                         2,993      2,093      1,531     1,183
                                         -----      -----      -----     -----
Income (loss) before minority interest     983       (247)       473      (230)

Minority interest                         (295)        74       (142)       69
                                         -----      -----      -----     -----
Net income (loss)                       $  688     $ (173)    $  331    $ (161)
                                         =====      =====      =====     =====
Net income (loss) per share             $  .10     $ (.02)    $  .05    $ (.02)
                                         =====      =====      =====     =====
Weighted average shares outstanding      7,093      7,093      7,093     7,093
                                         =====      =====      =====     =====

                                  See accompanying note.

                            Consolidated Statement of Cash Flows
                                      (in thousands)

                                                           Six months ended
                                                               June 30,
                                                           2000        1999
                                                          ------      ------
Net cash provided by operating activities                $1,552      $   99
                                                          -----       -----
Cash flows from investing activities:
  Marketable securities                                                 471
  Properties                                               (835)       (263)
  Other assets                                              (96)        (82)
  Prospect sales                                            120         175
                                                          -----       -----
    Net cash provided by (used in) investing activities    (811)        301
                                                          -----       -----
Cash flows from financing activities:
  Repayments of debt                                                 (1,846)
  Brokerage account                                                      55
                                                                      -----
    Net cash used in financing activities                            (1,791)
                                                                      -----
Net increase (decrease) in cash and cash equivalents        741      (1,391)

Cash and cash equivalents, beginning of period            1,957       3,073
                                                          -----       -----
Cash and cash equivalents, end of period                 $2,698      $1,682
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


             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------

The table below provides sales data and average prices for the period.

                                  2000                         1999
                      Sales Volume  Average Price  Sales Volume  Average Price
                      ------------  -------------  ------------  -------------
Oil - barrels
   South Cuyama field    120,140        $26.20         89,475        $12.20
   Other                     395         27.04            825         12.07

Gas - mcf
   South Cuyama field     21,020          3.09         14,330          2.02
   Northern California    70,710          2.68         56,290          1.86
   South Texas            42,960          2.74
   New Mexico             25,305          2.59         30,510          1.55
   Other                     755          2.37          1,675          1.57

NGLs - barrels
   South Cuyama field      8,095         18.42          7,575         10.30
   Other                   2,330         16.82          1,980          6.73

Significantly higher oil prices and production caused the increase in oil
revenue.   Gas revenue increased primarily because of higher production from the new wells in Northern California and South Texas.

During the first half of 1999, oil prices were so low that we kept operating expenses to a bare minimum. During the first half of 2000, oil prices more than doubled, and consequently, we substantially increased the SC Field's activity, which resulted in higher LOE.

The increase in G&A is due primarily to bonuses and the addition of one extra person.

The increase in DD&A is due to an increase of $2 million in costs being amortized, because of the new wells that were drilled during the last 12 months and a downward revision in reserve estimates.

The SC Field's oil price on August 10, 2000 was $28.00/bbl. Gas prices in Northern California are currently $4.24/mcf, San Juan is $3.50, South Texas is $3.66, and SC Field is $3.75.


QUARTER-TO-DATE COMPARISON
--------------------------

The table below provides sales data and average prices for the period.

                                  2000                          1999
                       Sales Volume  Average Price  Sales Volume  Average Price
                       ------------  -------------  ------------  -------------
Oil - barrels
   South Cuyama field      58,690       $25.98         45,605        $14.37
   Other                      150        29.87            380         14.86

Gas - mcf
   South Cuyama field      10,810         3.48          9,350          2.11
   Northern California     25,375         3.20         28,360          1.64
   South Texas             18,160         3.04
   New Mexico              11,805         3.23         14,145          1.49
   Other                      335         2.80            735          1.64

NGLs - barrels
   South Cuyama field       4,495        16.68          3,905         10.11
   Other                    1,125        18.29          1,065          7.81

The explanations above for the year-to-date comparisons also apply to the quarter-to-date comparisons.

LIQUIDITY AND CAPITAL RESOURCES
------------------------------

Cash and cash to be provided from operations are expected to enable us to meet our obligations as they become due during the next several years. On July 25, 2000, we paid $1,000,000 of our bank debt leaving a balance due of $231,000. We have a $4,000,000 line of credit which we can draw down at any time.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN ITEM 6 OF THE 1999 FORM 10-KSB AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
---------------------------------------------

     South Cuyama Field
     ------------------

On August 7, 2000, we commenced deepening an existing shut-in oil well. Upon completion we hope to discover an additional 20-40 barrels of oil per day well. We are also testing a deeper zone, which if successful, could open up many new drilling prospects.

Our arrangement with PG&E, the electric company, provides that when power shortages occur in California, they can turn off the Field's electricity. Over the last eight years, we were shut down about two times per year and each shut down lasted three hours. So far this year, we have been shut down seven times and PG&E advised us to expect eight more shut downs during the remainder of August and September. We estimate each shut down costs us about $7,500 in delayed production.

We are evaluating a ten-square mile 3-D project on prospective acreage east of the Field and the estimated cost to shoot is $500,000. The shooting could start in late August and we would hope to know the results by mid-November. If we find drillable prospects, the permitting process in Santa Barbara County can be costly and time consuming.

At December 31, 1999, our pre-tax PV-10 for the SC Field was $20 million based on year-end oil prices of $23.45 per barrel. Based on August 10, 2000 higher prices of $28.00, and in spite of upward revisions to future operating costs, we now estimate the PV-10 to be $23 million.

     Davis Prospect
     --------------

During the second quarter, we participated in the drilling of two exploratory gas wells, both of which proved dry. Our dry hole costs were about $184,000.

     South Texas
     -----------

During June 2000, we participated in the drilling of one exploratory gas well which was also proved dry. Our dry hole cost was about $24,000.

Another exploratory gas well is scheduled for mid-September. We estimate our cost to be about $60,000.

     San Juan Basin - New Mexico
     ---------------------------

Three development gas wells were drilled in early April 2000. Two are producing and the third is near the productive stage. We receive about $10,000 in monthly gas revenue from this field and are hoping these three wells will increase the monthly gas revenue to $20,000.

     Paradox Basin-Utah
     ------------------

During June 1998, we leased about 6,000 acres in the Paradox Basin, Utah (about 25 miles from the Four Corners area). Geological and geophysical studies are underway in support of a future 3-D seismic survey. We have invested $200,000 in this area to date. We are evaluating the sale of this prospect acreage or possibly shooting the 3-D survey ourselves.

     East Texas
     ----------

This is a new prospect for us located about 80 miles southeast of Dallas. We plan to participate in an exploratory gas well to be drilled during the fourth quarter 2000. Hallwood Energy is the operator. We have a 25% WI (20% NRI). This well will be drilled vertically to about 7,000 feet and then drilled laterally at two different depths extending each lateral between 5,000 and 9,000 feet. These type wells are very expensive to drill and our investment in this prospect will be about $425,000. This will be a high-risk, high-reward prospect. The targeted reserves range from three to five BCF.

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

                                           HALLADOR PETROLEUM COMPANY


Date:  August 11, 2000                  By: / s/ VICTOR P. STABIO
                                            Victor P. Stabio
                                            Chief Executive Officer and
                                            Chief Financial Officer

                                            Signing on behalf of the registrant
                                            and as principal financial officer.