Form 10QSB
period 2000-09-30
HALLADOR PETROLEUM CO
filed 2000-11-14
CIK 788965

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.  20549

                                      FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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
                              (Issuer's telephone numbers)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


Shares outstanding as of November 13, 2000: 7,093,150



PART I.  FINANCIAL INFORMATION

                              Consolidated Balance Sheet
                                   (in thousands)

                                                September 30,    December 31,
                                                    2000            1999*
                                                 -----------     -----------
ASSETS
Current assets:
Cash and cash equivalents                           $ 1,844         $ 1,957
  Accounts receivable-
    Oil and gas sales                                   676             600
    Well operations                                     513             230
                                                     ------          ------
       Total current assets                           3,033           2,787
                                                     ------          ------
Oil and gas properties (successful efforts), at cost:
  Unproved properties                                   280             236
  Proved properties                                  21,477          21,114
  Less - accumulated depreciation,
    depletion, amortization and impairment          (14,895)        (14,247)
                                                     ------          ------
                                                      6,862           7,103
                                                     ------          ------
Oil and gas operator bonds                              307             228
Investment in Catalytic Solutions                       175              62
Other assets                                             52             132
                                                     ------          ------
                                                    $10,429         $10,312
                                                     ======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities          $   332         $ 1,036
  Oil and gas sales payable                             442              74
                                                     ------          ------
       Total current liabilities                        774           1,110
                                                     ------          ------
Bank debt                                               231           1,231
                                                     ------          ------
Key employee bonus plan                                 278             234
                                                     ------          ------
Minority interest                                     5,186           4,763
                                                     ------          ------
Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; no shares issued
  Common stock, $.01 par value; 100,000,000
    shares authorized; 7,093,150 shares issued           71              71
  Additional paid-in capital                         18,061          18,061
  Accumulated deficit                               (14,172)        (15,158)
                                                     ------          ------
                                                      3,960           2,974
                                                     ------          ------
                                                    $10,429         $10,312
                                                     ======          ======
------------------------------
*Derived from the Form 10-KSB.




                                   See accompanying note.


                            Consolidated Statement of Operations
                          (in thousands, except per share amounts)


                                          Nine months ended   Three months ended
                                             September 30,        September 30,
                                            2000      1999       2000      1999
                                           ------    ------     ------    ------
Revenue:
  Oil                                     $4,818    $2,024     $1,660    $  922
  Gas                                        669       296        230       112
  NGLs                                       301       149        113        58
  Interest and other                         120        66         49        21
  Non-recurring water disposal fee, net                208
  Gain on stock sales                                  358                  142
  Gain on prospect sale                      120
                                           -----     -----      -----     -----
                                           6,028     3,101      2,052     1,255
                                           -----     -----      -----     -----
Costs and expenses:
  Lease operating                          2,613     1,835        920       660
  General and administrative                 581       516        168       187
  Exploration costs                          610       268        304         2
  Interest                                    80       113         18        29
  Depreciation, depletion and amortization   735       384        216       145
                                           -----     -----      -----     -----
                                           4,619     3,116      1,626     1,023
                                           -----     -----      -----     -----
Income (loss) before minority interest     1,409       (15)       426       232

Minority interest                           (423)        4       (128)      (70)
                                           -----     -----      -----     -----
Net income (loss)                         $  986    $  (11)    $  298    $  162
                                           =====     =====      =====     =====
Net income (loss) per share               $  .14        (1)    $  .04    $  .02
                                           =====                =====     =====
Weighted average shares outstanding        7,093      7,093     7,093     7,093
                                           =====      =====     =====     =====
----------------------
(1)  Per share amount less that $.01.


                                   See accompanying note.


                            Consolidated Statement of Cash Flows
                                     (in thousands)

                                                          Nine months ended
                                                             September 30,
                                                          2000          1999
                                                         ------        ------
Net cash provided by operating activities                $1,635        $   71
                                                          -----         -----
Cash flows from investing activities:
  Marketable securities                                                 1,260
  Properties                                             (1,085)       (1,095)
  Other assets                                             (199)          (82)
  Prospect sales                                            120           175
                                                          -----         -----
    Net cash (used in) provided by investing activities  (1,164)          258
                                                          -----         -----
Cash flows from financing activities:
  Repayments of debt                                     (1,000)       (1,846)
  Brokerage account                                                       (66)
  Oil and gas sales payable                                 416
                                                          -----         -----
    Net cash used in financing activities                  (584)       (1,921)
                                                          -----         -----
Net decrease in cash and cash equivalents                  (113)       (1,583)

Cash and cash equivalents, beginning of period            1,957         3,073
                                                          -----         -----
Cash and cash equivalents, end of period                 $1,844        $1,490
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


              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------
The table below provides sales data and average prices for the period.

                                2000                           1999
                     Sales Volume  Average Price    Sales Volume  Average Price
                     ------------  -------------    ------------  -------------
Oil - barrels
   South Cuyama field    175,800       $27.29           138,080      $14.55
   Other                     700        28.24             1,090       13.35

Gas - mcf
   South Cuyama field     31,450         3.43            24,700        2.28
   Northern California    90,660         3.07            75,295        1.95
   South Texas            53,185         3.00             5,400        2.03
   New Mexico             39,900         3.03            46,620        1.64
   Other                   1,290         2.77             2,230        2.37

NGLs - barrels
   South Cuyama field     12,365        18.92            11,470       10.80
   Other                   3,840        17.35             3,160        8.21


Significantly higher oil prices and production caused the increase in oil revenue. Gas revenue increased primarily because of higher production from the new wells in Northern California and South Texas.

During 1999, oil prices were so low that we kept operating expenses to a bare minimum. During 2000, oil prices almost doubled, and consequently, we substantially increased the SC Field's activity, which resulted in higher LOE.

The increase in G&A is due primarily to bonuses and the addition of one extra person.

The increase in exploration costs was due to the seismic shoot on acreage east of the SC Field.

The increase in DD&A is due to an increase of $2 million in costs being amortized, because of the new wells that were drilled during the last 12 months and a downward revision in reserve estimates.

During May, we sold some spec acreage in Wyoming that cost us $5,000 for $125,000 and retained a 4% ORRI.

The SC Field's oil price on November 10, 2000 was $31.50/bbl. Gas prices in Northern California are currently $4.50/mcf, San Juan is $4.40, South Texas is $4.37, and SC Field is $4.25.

QUARTER-TO-DATE COMPARISON
--------------------------
The table below provides sales data and average prices for the period.

                                2000                           1999
                     Sales Volume  Average Price    Sales Volume  Average Price
                     ------------  -------------    ------------  -------------
Oil - barrels
   South Cuyama field     55,660       $29.66            48,600      $18.87
   Other                     309        29.42               260       17.67

Gas - mcf
   South Cuyama field     10,430         4.13            10,380        2.65
   Northern California    19,950         4.44            19,000        2.21
   South Texas            10,180         4.07             5,400        2.03
   New Mexico             14,675         3.76            16,100        1.90
   Other                     535         3.36               550        1.88

NGLs - barrels
   South Cuyama field      4,270        19.87             3,900       11.74
   Other                   1,508        18.18             1,180       10.69


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

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN ITEM 6 OF THE 1999 FORM 10-KSB AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
---------------------------------------------

     South Cuyama Field
     ------------------
On October 5th, we completed the test well in the Black Sand. Currently, the well is producing 12 barrels of oil per day. Additional drilling to the Black Sand depends on the performance of this well.

We completed the 3-D project on acreage east of the Field on October 3rd. We are currently evaluating the results of the shoot which should be known by mid-January. If we find drillable prospects, the permitting process in Santa Barbara County can be costly and time consuming. We have a 80% WI in this 3-D project. Total cost of this project was $360,000.

At December 31, 1999, our pre-tax PV-10 for the SC Field was $20 million based on year-end oil prices of $23.45 per barrel. Based on November 10, 2000 higher prices of $31.50, and in spite of upward revisions to future operating costs, we now estimate the PV-10 to be in the $23 million range.

     Davis Prospect
     --------------
During May 2000, we participated in the drilling of two exploratory gas wells, both of which proved dry. Our final dry hole costs were about $226,000.

     South Texas
     -----------
An exploratory gas well is scheduled before the end of the year. We estimate our cost to be about $40,000.

     San Juan Basin
     --------------
Three development gas wells were drilled in early April 2000 and are currently producing. With the addition of these wells we receive about $20,000 in monthly gas revenue from this field.

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

     East Texas
     ----------
This is a new prospect for us located about 80 miles southeast of Dallas. We plan to participate in an exploratory gas well to be drilled during December. Hallwood Energy is the operator. We have a 25% WI (20% NRI). This well will be drilled vertically to about 7,000 feet and then drilled laterally at two different depths extending each lateral between 5,000 and 9,000 feet. These type wells are very expensive to drill and our investment in this prospect will be about $425,000. This will be a high-risk, high-reward prospect. The targeted reserves range from three to five BCF.

CATALYTIC SOLUTIONS INVESTMENT
------------------------------
In September, we exercised our warrant for $100,000 which gave us an additional half-percent in CSI, resulting in a total ownership of about 1%.

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

                                      HALLADOR PETROLEUM COMPANY

Date:  November 13, 2000              By: /s/VICTOR P. STABIO
                                          Victor P. Stabio
                                          Chief Executive Officer and
                                          Chief Financial Officer
                                          Signing on behalf of the registrant
                                          and as principal financial officer.