Form 10QSB
period 2001-03-31
HALLADOR PETROLEUM CO
filed 2001-05-14
CIK 788965

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.  20549

                                      Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                             Commission File Number 0-14731


                               HALLADOR PETROLEUM COMPANY
                 (Exact name of registrant as specified in its charter)


          COLORADO                                      84-1014610
  (State of incorporation)                   (IRS Employer Identification No.)


                  1660 Lincoln Street, Suite 2700, Denver, Colorado 80264
                         (Address of principal executive offices)



         303-839-5504                                       FAX:  303-832-3013
                            (Issuer's telephone numbers)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]


Shares outstanding as of May 14, 2001: 7,093,150



PART I.  FINANCIAL INFORMATION

                              Consolidated Balance Sheet
                                   (in thousands)

                                                  March 31,      December 31,
                                                    2001            2000*
                                                  ---------      -----------
ASSETS
Current assets:
Cash and cash equivalents                           $ 2,661         $ 2,489
  Accounts receivable-
    Oil and gas sales                                   619             716
    Well operations                                     282             583
                                                     ------          ------
       Total current assets                           3,562           3,788
                                                     ------          ------
Oil and gas properties, at cost (successful efforts):
  Unproved properties                                   336             313
  Prepaid drilling cost - East Texas well                               477
  Proved properties                                  22,424          21,597
  Less - accumulated depreciation,
    depletion, amortization and impairment          (15,334)        (15,123)
                                                     ------          ------
                                                      7,426           7,264
                                                     ------          ------
Oil and gas operator bonds                              312             312
Investment in Catalytic Solutions                       175             175
Other assets                                             48              51
                                                     ------          ------
                                                    $11,523         $11,590
                                                     ======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities          $   595         $   626
  Oil and gas sales payable                             368             440
  Bank debt                                             231
                                                     ------          ------
       Total current liabilities                      1,194           1,066
                                                     ------          ------
Bank debt                                                               231
                                                                     ------
Key employee bonus plan                                 301             295
                                                     ------          ------
Minority interest                                     5,450           5,441
                                                     ------          ------
Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; none issued
  Common stock, $.01 par value; 100,000,000
    shares authorized; 7,093,150 shares issued           71              71
  Additional paid-in capital                         18,061          18,061
  Accumulated deficit                               (13,554)        (13,575)
                                                     ------          ------
                                                      4,578           4,557
                                                     ------          ------
                                                    $11,523         $11,590
                                                     ======          ======
------------------------------
*Derived from the Form 10-KSB.



                                   See accompanying notes.


                            Consolidated Statement of Operations
                          (in thousands, except per share amounts)


                                                   Three months ended March 31,
                                                      2001           2000
                                                    ---------      --------
Revenue:
  Oil                                                 $1,287         $1,629
  Gas                                                    485            226
  NGLs                                                   128             93
  Interest and other                                      43             24
                                                       -----          -----
                                                       1,943          1,972
                                                       -----          -----
Costs and expenses:
  Lease operating                                      1,120            897
  Exploration costs
    Geological and geophysical                                            2
    Dry hole expense                                                     30
    Delay rentals                                         18             30
  Depreciation, depletion and amortization               214            233
  General and administrative                             247            242
  Purchase of employee stock options                     300
  Interest                                                14             28
                                                       -----          -----
                                                       1,913          1,462
                                                       -----          -----
Income before minority interest                           30            510

Minority interest                                         (9)          (153)
                                                       -----          -----
Net income                                            $   21         $  357
                                                       =====          =====
Basic and diluted income per share                    $    *         $ 0.05
                                                       =====          =====
Weighted average shares outstanding-basic              7,093          7,093
                                                       =====          =====
Weighted average shares outstanding-diluted            7,438          7,093
                                                       =====          =====

-----------------------------------------
*Not meaningful, less than $.01 per share.

                                   See accompanying notes.


                            Consolidated Statement of Cash Flows
                                     (in thousands)

                                                  Three months ended March 31,
                                                      2001           2000
                                                    ---------      --------
Net cash provided by operating activities            $  545        $  774
                                                      -----         -----
Cash flows from investing activities:
  Properties                                           (373)         (715)
  Other assets                                                        (10)
                                                      -----         -----
    Net cash used in investing activities              (373)         (725)
                                                      -----         -----
Net increase in cash and cash equivalents               172            49

Cash and cash equivalents, beginning of period        2,489         1,957
                                                      -----         -----
Cash and cash equivalents, end of period             $2,661        $2,006
                                                      =====         =====


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

2. Our organization and business, the accounting policies we follow and other information are contained in the notes to our financial statements filed as part of our 2000 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------

The table below (in thousands) provides sales data and average prices for the period.

                               2001                       2000
                     ------------------------    ----------------------
                      Sales   Average            Sales  Average
                      Volume   Price  Revenue    Volume  Price  Revenue
                     -------  -------  ------    ------  -----  -------

Oil - barrels
  South Cuyama field    53    $24.13   $1,279      61   $26.60   $1,623
  Other                  *         *        8       *        *        6

Gas - mcf
  South Cuyama field    14      7.00       98      10     2.70       27
  Northern California   18     11.67      210      45     2.40      108
  South Texas            8      6.88       55      29     2.14       62
  New Mexico            16      7.31      117      13     2.08       27
  Other                  *         *        5       *        *        2

NGLs - barrels
  South Cuyama field   3.7     27.30      101     3.6    20.56       74
  New Mexico           1.2     21.67       26     1.2    15.00       18
  Other                  *         *        1       *        *        1

----------------
* Not meaningful


Current oil and gas prices for the South Cuyama Field are about $25.00 per barrel for oil and $16.00 per MCF for gas. Current gas prices in Northern California are $12.45 per MCF, South Texas prices are $4.71 and New Mexico prices are $4.95.

The table below (in thousands) shows lease operating expenses (LOE) by field.

                                                 2001          2000
                                                 ----          ----
South Cuyama field                             $1,066          $873
Northern California                                 4             2
South Texas                                         9             3
New Mexico                                         29            15
Other                                              12             4


Oil revenue is down compared to last year due to lower prices and volumes.
Even though gas volumes declined, gas revenue doubled compared to last year due to higher prices. NGL revenue increased due to higher prices as indicated in the tables above.

LOE increased due to higher costs in the South Cuyama field.

On January 19, 2001, we purchased from certain employees 177,777 options at a cost of $1.6875 per option (about $300,000), which was recorded as compensation expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash flow from operations are expected to enable us to meet our obligations as they become due during the next several years.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN ITEM 6 OF THE 2000 FORM 10-KSB AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
---------------------------------------------

     South Cuyama Field
     ------------------

During October 2000, we completed a 3-D project on adjoining acreage east of
the SC Field.  The cost of this project was $350,000 to the 100%.   We have a
70% WI in this project. The data was evaluated during January 2001 and several drillable prospects were identified.

The first exploratory gas well (the Cox 41-5) was drilled during March 2001. Currently, the well is producing 2,000 MCF per day from a depth of about 3,400
feet.   We are the operator and own a 70% WI (60% NRI).  The cost to drill and complete this well was about $260,000 to the 100%. This well is an important step in validating our 3-D seismic project. We are reviewing our 3-D seismic data to identify other locations to drill.

Because of the California electricity crisis natural gas prices are at an all-time high. Due to the success of the Cox 41-5, in April, we sent our gas purchaser, Aera Energy, L.L.C. (AERA), a contract termination notice. We were able to cancel the contract prematurely effective April 1, 2001 by paying AERA $50,000. Our new gas contract is with Enserco Energy Inc. This contract pays market prices, is month to month and can be cancelled by either party with 30 days notice. Currently we are selling the gas for about $16 per MCF. We have no way of estimating how long these high prices will continue.

We estimate the gas reserves for this well to the 100% to be about 1,800,000 MCF (1.8 BCF). The zone we are currently producing from has estimated gas reserves of 330,000 MCF. The zone above it has estimated reserves of 1,330,000 MCF and the upper most zone has estimated reserves of 165,000 MCF. Because of these unprecedented natural gas prices in California we plan to drill during the second quarter an offset to the Cox 41-5 in order to produce from this middle zone. The estimated cost to drill and complete this well is $250,000. We will have a 70% WI (60% NRI) in this well.

Two development oil wells were drilled during March 2001, one is producing about 20 barrels per day and the other was abandoned during the drilling phase. We had planned to drill two development oil wells during April 2001, but only one was drilled and the other may be drilled later. The well that was drilled is in the completion stage.

In January 2001, our monthly electricity costs increased by about $12,000 due to the California electrical crisis. We have been told by PG&E that our summer electricity costs will increase significantly due to the crisis. Last year our average monthly electricity cost in the field was $73,000; we estimate that our summer average monthly electricity could be double that amount. With all of the current uncertainty and turmoil that exists in the California electrical marketplace, we can provide no assurance as to the timing and nature of the resolution of the electrical crisis. If electrical costs continue to increase, we will have to shut in certain oil wells. As this crisis continues, future cash flow will decrease and so will reserve estimates.

We are performing a study to develop the proper strategy to optimize the cash flow from the SC Field considering these higher electricity costs.

     The Merlin Prospect of the Sac Basin  - Northern California
     -----------------------------------------------------------

This field is located about 70 miles north of Sacramento, California.   Equity
Oil Company (Equity) of Salt Lake City, Utah is the operator.  Presently we
have two producing gas wells.   These wells have an estimated remaining life
of four years.   We are participating with Equity in an exploratory gas well to be drilled in late May 2001. We will have a 37% WI (30%NRI) in this well and the estimated costs to drill and complete to the 100% are $550,000.

     South Texas
     -----------

This gas field is located about 75 miles west of Houston in Colorado County. Marquee Corporation of Corpus Christi, Texas is the operator of these gas wells. We have a 14% WI (11% NRI) in this field. Presently, we have two producing gas wells. These wells have an estimated remaining life of three years.

During March 2001, we recompleted an existing well and it is producing 400 MCF per day. Because it is too early to judge the success of this recompletion, we have not booked any new reserves for this well.

We participated in an exploratory gas well during April 2001. The well is currently in the testing phase. The cost to drill and complete this well to the 100% was about $200,000. We have a 14% WI (11% NRI) in this well.

     San Juan Basin
     --------------

This gas field is located in the NW corner of New Mexico in San Juan County. Three development gas wells were drilled in early spring 2000. We have an interest in twenty wells and are the operator. These wells have an estimated remaining life of twenty years. Our WI in this field ranges from 5%-10% with NRI between 4%-8%.

Nine additional development wells have been identified and we plan to drill two or three of them in the third and fourth quarter of 2001. The cost to the 100% to drill and complete these wells are about $400,000 each.

     East Texas
     ----------

This is a new prospect for us located about 150 miles southeast of Dallas in Nacogdoches County. We participated in an exploratory gas well (the Fulton - Fuller 1H), which was completed in April 2001. Sales of 1,000 MCF per day are estimated to begin in June 2001 at a selling price of about $4.00 per MCF. The cost to drill and complete this well to the 100% was about $2,000,000. We have a 25% WI (20% NRI) in this well. Hallwood Energy of Denver is the operator.

A second exploratory gas well is planned to be drilled in the summer of 2001 in Shelby County, Texas, about 20 miles east from the Fulton - Fuller 1H. El Paso Energy will be the operator. We have a 7% WI (6% NRI). The cost to drill and complete this well to the 100% is about $2,000,000, our share would be about $150,000.

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

In January 1999, the California legislature passed a bill, which increased our operator's bond from $100,000 to $250,000 over a five-year period. In addition, an idle well bill was passed to ensure that funds would be available to properly plug and abandon (P&A) California wells upon their depletion. Over the next ten years, we as the SC Field's operator, are required to place in an interest-bearing escrow account $500 per year for each idle well in the SC Field until such well is plugged and abandoned or until $5,000 has been deposited. Installments of $60,000 and $68,000 were paid in June 1999 and 2000, respectively. We estimate that after ten annual installments we will have met the current funding obligation of $700,000 considering the interest to be earned. As the SC Field depletes, and more wells move from the producing category to the idle-well category we will have to make additional annual payments. Presently, there are 280 wells in the SC Field, 140 of which are classified as "idle".

During 1999, we began amortizing, using the units-of-production method, our share of the estimated future costs ($1,207,000) to P&A the SC Field's 280 wells. Included in the DD&A expense for the first quarter 2000 and 2001 was $28,000 and $30,000, respectively, associated with these estimated future costs.

Washington County, Colorado Gas Plant
-------------------------------------

In late February 2001, we were notified by the Colorado Oil and Gas Conservation Commission that we must conduct a site investigation of a gas
plant that our predecessor operated forty years ago.   It is our understanding
that the plant has not been in operation for at least thirty years and that the plant was dismantled in 1961.

During May 2001, our consulting environmental engineer made a site visit and
performed a water test.   The results were satisfactory; accordingly, we
estimate the cleanup cost for this site will not have a material effect on our cash flows, results of operations or financial condition.


PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - None.

(b)  No reports on Form 8-K were filed during the quarter.


                                      SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HALLADOR PETROLEUM COMPANY

Date:  May 14, 2001                   By: /s/VICTOR P. STABIO
                                          Victor P. Stabio
                                          Chief Executive Officer and
                                          Chief Financial Officer

                                          Signing on behalf of registrant
                                          and as principal financial officer.