Form 10QSB
period 2001-06-30
HALLADOR PETROLEUM CO
filed 2001-08-14
CIK 788965

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.  20549

                                      FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2001

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                             Commission File Number 0-14731


                               HALLADOR PETROLEUM COMPANY
                 (Exact name of registrant as specified in its charter)


          COLORADO                                      84-1014610
  (State of incorporation)                 (I.R.S. Employer Identification No.)


                  1660 Lincoln Street, Suite 2700, Denver, Colorado 80264-2701
                         (Address of principal executive offices)



         303-839-5504                                       FAX:  303-832-3013
                            (Issuer's telephone numbers)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days:
Yes [x] No [ ]


Shares outstanding as of August 13, 2001: 7,093,150

PART I.  FINANCIAL INFORMATION

                              HALLADOR PETROLEUM COMPANY
                              Consolidated Balance Sheet
                                   (in thousands)

                                                  June 30,      December 31,
                                                    2001            2000*
                                                 ---------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                         $ 3,035         $ 2,489
  Accounts receivable-
    Oil and gas sales                                   849             716
    Well operations                                     193             583
                                                     ------          ------
       Total current assets                           4,077           3,788
                                                     ------          ------
Oil and gas properties at cost (successful efforts):
  Unproved properties                                   308             313
  Prepaid drilling cost                                 176             477
  Proved properties                                  23,029          21,597
  Less - accumulated depreciation,
    depletion, amortization and impairment          (15,316)        (14,934)
                                                     ------          ------
                                                      8,197           7,453
                                                     ------          ------
Oil and gas operator bonds                              396             312
Investment in Catalytic Solutions                       175             175
Other assets                                             50              51
                                                     ------          ------
                                                    $12,895         $11,779
                                                     ======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities          $   215         $   626
  Oil and gas sales payable                             511             440
  Bank debt                                             231
                                                     ------          ------
       Total current liabilities                        957           1,066
                                                     ------          ------
Bank debt                                                               231
                                                                     ------
Key employee bonus plan                                 320             295
                                                     ------          ------
Future site restoration                                 250             189
                                                     ------          ------
Minority interest                                     5,852           5,441
                                                     ------          ------
Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; no shares issued
  Common stock, $.01 par value; 100,000,000
    shares authorized; 7,093,150 shares issued           71              71
  Additional paid-in capital                         18,061          18,061
  Accumulated deficit                               (12,616)        (13,575)
                                                     ------          ------
                                                      5,516           4,557
                                                     ------          ------
                                                    $12,895         $11,779
                                                     ======          ======
------------------------------
*Derived from the Form 10-KSB.



                                   See accompanying notes.

                                 HALLADOR PETROLEUM COMPANY
                            Consolidated Statement of Operations
                          (in thousands, except per share amounts)


                                    Six months ended    Three months ended
                                       June 30,              June 30,
                                     2001      2000      2001        2000
                                    ------    ------    ------      ------
Revenue:
  Oil                               $2,685    $3,158    $1,398      $1,529
  Gas                                1,761       439     1,276         213
  NGLs                                 204       188        76          95
  Interest and other                    78        71        35          47
  Gain on prospect sale                 67       120        67         120
                                     -----     -----     -----       -----
                                     4,795     3,976     2,852       2,004
                                     -----     -----     -----       -----
Costs and expenses:
  Lease operating                    2,091     1,693       971         796
  Exploration costs
    Geological and geophysical                    20                    17
    Dry hole expense                    32       239        32         209
    Delay rentals                       32        47        14          18
  Contract termination fee              30                  30
  Depreciation, depletion and
    amortization                       452       519       238         286
  General and administrative           462       413       215         171
  Purchase of employee stock options   300
  Interest                              26        62        12          34
                                     -----     -----     -----       -----
                                     3,425     2,993     1,512       1,531
                                     -----     -----     -----       -----
Income before minority interest      1,370       983     1,340         473

Minority interest                     (411)     (295)     (402)       (142)
                                     -----     -----     -----       -----
Net income                          $  959    $  688    $  938      $  331
                                     =====     =====     =====       =====
Basic net income per share          $  .14    $  .10    $  .13      $  .05
                                     =====     =====     =====       =====
Diluted net income per share        $  .13    $  .09    $  .12      $  .04
                                     =====     =====     =====       =====
Basic weighted average shares
  outstanding                        7,093     7,093     7,093       7,093
                                     =====     =====     =====       =====
Diluted weighted average shares
  outstanding                        7,492     7,305     7,545       7,516
                                     =====     =====     =====       =====


                                   See accompanying notes.

                                 HALLADOR PETROLEUM COMPANY
                            Consolidated Statement of Cash Flows
                                     (in thousands)

                                                   Six months ended June 30,
                                                      2001           2000
                                                    ---------      --------
Net cash provided by operating activities            $1,696        $1,552
                                                      -----         -----
Cash flows from investing activities:
  Properties                                         (1,126)         (835)
  Other assets                                          (91)          (96)
  Prospect sale                                          67           120
                                                      -----         -----
    Net cash used in investing activities            (1,150)         (811)
                                                      -----         -----
Net increase in cash and cash equivalents               546           741

Cash and cash equivalents, beginning of period        2,489         1,957
                                                      -----         -----
Cash and cash equivalents, end of period             $3,035        $2,698
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

    Certain amounts have been reclassified to the 2001 presentation.

2. Our organization and business, the accounting policies we follow and other information are contained in the notes to our financial statements filed as part of our 2000 Form 10-KSB. This quarterly report should be read in conjunction with that annual report.

                            HALLADOR PETROLEUM COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------

The table below provides sales data and average prices for the periods.

                               2001                       2000
                     ------------------------    ----------------------
                      Sales   Average            Sales  Average
                      Volume   Price  Revenue    Volume  Price  Revenue
                     -------  -------  ------    ------  -----  -------

Oil - barrels
  South Cuyama field  107,950  $24.44   $2,638  120,140  $26.20   $3,148
  Cox 41-5                755   25.40       19
  Other                 1,039   26.78       28      395   27.04       10

Gas - mcf
  South Cuyama field   25,883   11.24      291   21,020    3.09       65
  Cox 41-5             64,821   12.91      837
  Northern California  33,335   11.01      367   70,710    2.68      190
  South Texas          16,659    5.90       98   42,960    2.74      118
  New Mexico           27,548    5.66      156   25,305    2.59       65
  Other                     *       *       12       *        *        1

NGLs - barrels
  South Cuyama field    6,631   23.41      155    8,094   18.43      149
  New Mexico            2,530   18.90       48    2,254   16.77       38
  Other                     *       *        1       *        *        1

----------------
* Not meaningful


Current oil and gas prices for the South Cuyama field are about $23.50 per barrel for oil and $4.00 per MCF for gas. Current gas prices in Northern California are $3.00, South Texas prices are $3.00 and New Mexico prices are $2.85.

The table below (in thousands) shows lease operating expenses (LOE) by field.

                                                 2001          2000
                                                 ----          ----
South Cuyama field:
  LOE excluding electricity                    $1,341        $1,201
  Electricity                                     659           400
                                                -----         -----
                                                2,000         1,601

Northern California                                 8            21
South Texas                                        14            20
New Mexico                                         51            32
Other                                              18            19
                                                -----         -----
  Total                                        $2,091        $1,693
                                                =====         =====

Oil revenue is down compared to last year due to lower prices and volumes. The increase in gas revenue is due primarily to the Cox 41-5 and to the abnormally high gas prices. NGL revenue increased due to higher prices as indicated in the tables above.

LOE increased primarily due to higher electricity costs as set forth in the table above.

In January 2001, we purchased from certain employees 177,777 options at a cost of $1.6875 per option (about $300,000), which was recorded as compensation expense.

QUARTER-TO-DATE COMPARISON
-----------------------

The table below provides sales data and average prices for the periods.

                               2001                       2000
                     ------------------------    ----------------------
                      Sales   Average            Sales  Average
                      Volume   Price  Revenue    Volume  Price  Revenue
                     -------  -------  ------    ------  -----  -------

Oil - barrels
  South Cuyama field   54,945  $24.73   $1,359   58,690  $25.98   $1,524
  Cox 41-5                755   25.40       19
  Other                   755   26.35       20      150   29.87        5

Gas - mcf
  South Cuyama field   14,531   14.19      206   10,810    3.48       38
  Cox 41-5             62,350   13.20      823
  Northern California  15,194   10.31      157   25,375    3.20       81
  South Texas           8,497    5.08       43   18,160    3.04       55
  New Mexico           11,520    3.41       39   11,805    3.23       38
  Other                     *       *        8        *       *        1

NGLs - barrels
  South Cuyama field    2,967   18.19       54     4,493  16.69       75
  New Mexico            1,318   16.30       21     1,088  18.30       20
  Other                     *      *         1        *       *        *

----------------
* Not meaningful


The table below (in thousands) shows lease operating expenses (LOE) by field.

                                                 2001          2000
                                                 ----          ----
South Cuyama field:
  LOE excluding electricity                     $ 505         $ 525
  Electricity                                     430           203
                                                 ----          ----
                                                  935           728

Northern California                                 4            19
South Texas                                         5            17
New Mexico                                         22            18
Other                                               5            14
                                                 ----          ----
  Total                                         $ 971         $ 796
                                                =====         =====


The explanations above for the year-to-date comparisons also apply to the quarter-to-date comparisons.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash, cash flow from operations and bank borrowings are expected to enable us to meet our obligations as they become due during the next several years.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN ITEM 6 OF THE 2000 FORM 10-KSB AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
---------------------------------------------

     South Cuyama Field
     ------------------

During October 2000, we completed a 3-D project on adjoining acreage east of the South Cuyama field (SC Field). The cost of this project was $350,000 to the 100%. We have a 70% WI in this project. The data was evaluated in January 2001 and several drillable prospects were identified.

The first exploratory gas well (the Cox 41-5) was drilled in March 2001. Currently, the well is producing 1,000 MCF per day from a depth of about 3,400 feet. The well is capable of additional production, but due to pipeline constraints, this is all wee are able to produce. We have given written notice for additional pipeline capacity, but other producers have a higher priority than we do. In May 2001, the well began producing oil and is currently producing about 100 barrels per day. We are the operator and own a 70% WI
(60% NRI). The cost to drill and complete this well was about $300,000 to the 100%. This well is an important step in validating our 3-D seismic project. We are reviewing our 3-D seismic data to identify other locations to drill.

Because of the California electricity crisis natural gas prices were abnormally high at during the first six months of the year. Due to the success of the Cox 41-5, in April, we sent our gas purchaser a contract termination notice. We were able to cancel the contract prematurely effective April 1, 2001 by paying the purchaser $50,000 ($30,000 net to us). Our new gas contract pays market prices, is month to month, and can be canceled by either party with 30 days notice. During the second quarter were selling the gas for as high at $16 per MCF. Currently, the prices are about $4.

We estimate the gas reserves for this well to the 100% to be about 1,800,000 MCF (1.8 BCF). The zone we are currently producing from has estimated gas
reserves of 330,000 MCF.   The zone above it has estimated reserves of
1,330,000 MCF and the upper most zone has estimated reserves of 165,000 MCF. Oil reserves are estimated to be 20,000 barrels to the 100%. We would like to drill an offset well or produce from the upper zones, but these plans are on hold due to pipeline constraints.

Due to the California electricity crisis our electricity costs have increased significantly. Last year our average monthly electricity cost in the field was $73,000; currently our monthly electricity costs are double that amount. With all of the current uncertainty and turmoil that exists in the California electricity market, we can provide no assurance as to the timing and nature of the resolution of this crisis. If electricity costs continue to increase, we will have to shut in certain oil wells. As this crisis continues, future cash flow will decrease and so will reserve estimates.

We are continuing to develop the proper strategy to optimize the cash flow from the SC Field considering these high electricity costs.

     Merlin Prospect of the Sac Basin  - Northern California
     --------------------------------------------------------

This field is located about 70 miles north of Sacramento, California. Equity Oil Company of Salt Lake City, Utah is the operator. Presently, we have two producing gas wells. These wells have an estimated remaining life of four years. We participated in an exploratory, dry hole, gas well during July 2001. Our share of the dry hole cost was about $118,000.

No more drilling is planned for this prospect.

     South Texas - Alleyton
    -----------------------

This gas field is located about 75 miles west of Houston in Colorado County. Marquee Corporation of Corpus Christi, Texas is the operator of these gas wells. We have a 14% WI (11% NRI) in this field. Presently, we have two gas wells. These wells have an estimated remaining life of three years.

During March 2001, we recompleted an existing well, which produced for a few months. It is currently shut-in pending evaluation.

We participated in an exploratory, dry hole, gas well during April 2001. Our share of the dry hole cost was about $32,000.

     South Texas - Bonus
     -------------------

We are participating with Forest Oil Company of Denver in a nine-well developmental prospect in Wharton County, Texas located about 70 miles southwest of Houston. One of the wells has reached total depth of 14,000 feet and the results look very encouraging. The second well is in the drilling phase. Of the remaining seven wells, one is to be drilled this year and rest next year. We have a 5% WI (4% NRI). These wells are very expensive and the estimated costs to drill and complete are $5 million per well.

Our share of this prospect, if all of the wells are drilled, will be in the
$2 - $3 million range.   Many of the wells in the area are producing 10,000 MCF
per day. Currently, there is litigation surrounding proper title. If we lose the lawsuit, we will recover only our investment through net revenue from successful wells. We are at risk for any dry hole costs.

     San Juan Basin
     --------------

This gas field is located in the northwest corner of New Mexico in San Juan County. Three development wells were drilled in early spring 2000. We have an interest in 20 wells and are the operator. These wells have long-lived reserves. Our WIs in this field ranges from 5%-10% with NRIs between 4%-8%.

Due to regulators requiring an environmental impact statement, the nine additional development wells planned to be drilled later this year and next year will be delayed until 2002 and 2003. The costs to the 100% to drill and complete these wells are about $700,000 each.

     East Texas
     ----------

This is a new prospect located about 150 miles southeast of Dallas in Nacogdoches County. We participated in an exploratory gas well (the Fulton - Fuller 1H), which was completed in April 2001. The well is currently producing about 400 MCF per day at a price of $2.75. The cost to drill and complete this well to the 100% was about $2,000,000. We have a 25% WI (20% NRI) in this well. The well may be fracted or placed on a compressor in order to increase
production.   Pure Resources of Midland, Texas is the operator.

A second exploratory gas well is planned to be drilled in late August 2001 in Shelby County, Texas, about 20 miles east from the Fulton - Fuller 1H. El Paso Energy will be the operator. We have a 7% WI (6% NRI). The cost to drill and complete this well to the 100% is about $2,000,000; our share would be about $150,000.

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

In January 1999, the California legislature passed a bill, which will increase our operator's bond from $100,000 to $250,000 to be phased in over a five-year period. In addition, an idle-well bill was passed to insure that funds would be available to properly plug and abandon (P&A) California wells upon their depletion. Over the next seven years, we are required to place in an interest-bearing escrow account $500 per year for each idle-well in the SC Field until such well is plugged and abandoned or until $5,000 has been deposited. Installments of $60,000, $68,000 and $58,000 were paid in June 1999, 2000 and 2001, respectively. We estimate that after ten annual installments we will have met our current funding obligation of $700,000 considering the interest to be earned. As the SC Field depletes, and more wells move from the producing category to the idle-well category we will have to make additional annual payments. Presently, there are 280 wells in the SC Field, 140 of which are classified as "idle."

During 1999, we began amortizing; using the units-of-production method, our share of the estimated future costs ($1,207,000) to P&A the SC Field's 280 wells. Included in the DD&A expense for YTD 2001 and 2000 was $61,000 and $56,000, respectively, and QTD 2001 and 2000 were $31,000 and $28,000, respectively, associated with these estimated future costs.

Washington County, Colorado Gas Plant
-------------------------------------

In late February 2001, we were notified by the Colorado Oil and Gas Conservation Commission that we must conduct a site investigation of a gas plant that our predecessor operated 40 years ago. During May 2001, our consulting environmental engineer made a site visit and performed a water test. The results were satisfactory; accordingly, we estimate the site restoration costs to be less than $10,000.

New Accounting Pronouncements
-----------------------------


In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and
SFAS No. 142 "Goodwill and Other Intangible Assets." These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Currently, these pronouncements have no affect on us.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement
obligations associated with tangible long-lived assets.   We have not yet
determined the effects of this standard on our financial statements but expect it to be material.

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - None.

(b)  No reports on Form 8-K were filed during the quarter.


                                      SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HALLADOR PETROLEUM COMPANY

Date:  August 13, 2001               By: /s/VICTOR P. STABIO
                                          Victor P. Stabio
                                          Chief Executive Officer and
                                          Chief Financial Officer

                                          Signing on behalf of registrant
                                          and as principal financial officer.