Form 10QSB
period 2001-09-30
HALLADOR PETROLEUM CO
filed 2001-11-14
CIK 788965

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.  20549

                                      FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2001

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
                            (Issuer's telephone numbers)



Check whether the issuer (1) filed all reports required by Section13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]


Shares outstanding as of November 14, 2001: 7,093,150

PART I.  FINANCIAL INFORMATION

                              HALLADOR PETROLEUM COMPANY
                              Consolidated Balance Sheet
                                   (in thousands)

                                                September 30,    December 31,
                                                    2001            2000*
                                                 ---------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                         $ 2,751         $ 2,489
  Accounts receivable-
    Oil and gas sales                                   624             716
    Well operations                                     277             583
                                                     ------          ------
       Total current assets                           3,652           3,788
                                                     ------          ------
Oil and gas properties at cost (successful efforts):
  Unproved properties                                   317             313
  Prepaid drilling cost                                                 477
  Proved properties                                  24,008          21,597
  Less - accumulated depreciation,
    depletion, amortization and impairment          (16,064)        (14,934)
                                                     ------          ------
                                                      8,261           7,453
                                                     ------          ------
Oil and gas operator bonds                              364             312
Investment in Catalytic Solutions                       175             175
Other assets                                             49              51
                                                     ------          ------
                                                    $12,501         $11,779
                                                     ======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities          $   525         $   626
  Oil and gas sales payable                             286             440
  Bank debt                                              31
                                                     ------          ------
       Total current liabilities                        842           1,066
                                                     ------          ------
Bank debt                                                               231
                                                                     ------
Key employee bonus plan                                 333             295
                                                     ------          ------
Future site restoration-South Cuyama field              283             189
                                                     ------          ------
Minority interest                                     5,755           5,441
                                                     ------          ------
Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; no shares issued
  Common stock, $.01 par value; 100,000,000
    shares authorized; 7,093,150 shares issued           71              71
  Additional paid-in capital                         18,061          18,061
  Accumulated deficit                               (12,844)        (13,575)
                                                     ------          ------
                                                      5,288           4,557
                                                     ------          ------
                                                    $12,501         $11,779
                                                     ======          ======
------------------------------
*Derived from the Form 10-KSB.



                                   See accompanying notes.

                                 HALLADOR PETROLEUM COMPANY
                            Consolidated Statement of Operations
                          (in thousands, except per share amounts)


                                    Nine months ended    Three months ended
                                      September 30,        September 30,
                                     2001      2000      2001        2000
                                    ------    ------    ------      ------
Revenue:
  Oil                               $4,025    $4,818    $1,340      $1,660
  Gas                                2,085       669       324         230
  NGLs                                 266       301        62         113
  Interest and other                   112       120        34          49
  Gain on prospect sale                 67       120
                                     -----     -----     -----       -----
                                     6,555     6,028     1,760       2,052
                                     -----     -----     -----       -----
Costs and expenses:
  Lease operating                    3,024     2,613       933         920
  Exploration costs
    Geological and geophysical                   276                   256
    Dry hole expense                   103       283        71          44
    Delay rentals                       58        51        26           4
  Contract termination fee              30
  Impairment-Fulton Fuller gas well    436                 436
  Impairment-Paradox Basin Prospect     99                  99
  Depreciation, depletion and
    amortization                       702       735       250         216
  General and administrative           660       581       205         168
  California income taxes               63                  56
  Purchase of employee stock options   300
  Interest                              35        80         9          18
                                     -----     -----     -----       -----
                                     5,510     4,619     2,085       1,626
                                     -----     -----     -----       -----
Income(loss)before minority interest 1,045     1,409      (325)        426

Minority interest                     (314)     (423)       98        (128)
                                     -----     -----     -----       -----
Net income (loss)                   $  731    $  986    $ (227)     $  298
                                     =====     =====     =====       =====
Basic net income(loss) per share    $  .10    $  .14    $ (.03)     $  .04
                                     =====     =====     =====       =====
Diluted net income(loss)per share   $  .10    $  .13    $ (.03)     $  .04
                                     =====     =====     =====       =====
Basic weighted average shares
  outstanding                        7,093     7,093     7,093       7,093
                                     =====     =====     =====       =====
Diluted weighted average shares
  outstanding                        7,507     7,393     7,093       7,571
                                     =====     =====     =====       =====


                                   See accompanying notes.

                                 HALLADOR PETROLEUM COMPANY
                            Consolidated Statement of Cash Flows
                                     (in thousands)

                                                      Nine months ended
                                                         September 30,
                                                      2001           2000
                                                    ---------      --------
Net cash provided by operating activities            $2,026        $2,051
                                                      -----         -----
Cash flows from investing activities:
  Properties                                         (1,568)       (1,085)
  Other assets                                          (63)         (199)
  Prospect sale                                          67           120
                                                      -----         -----
    Net cash used in investing activities            (1,564)       (1,164)
                                                      -----         -----

Cash flows from financing activities:
  Repayment of bank debt                               (200)       (1,000)
                                                      -----         -----
Net increase (decrease) in cash and cash equivalents    262          (113)

Cash and cash equivalents, beginning of period        2,489         1,957
                                                      -----         -----
Cash and cash equivalents, end of period             $2,751        $1,844
                                                      =====         =====


                                 See accompanying notes.


                                HALLADOR PETROLEUM COMPANY
                               Notes to Financial Statements

1. The interim financial data is unaudited; however, in our opinion, it includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared pursuant to the SEC's rules and regulations; accordingly, certain information and footnote disclosures normally included in GAAP financial statements have been condensed or omitted.

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

                            HALLADOR PETROLEUM COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------

The table below provides sales data and average prices for the periods.

                               2001                       2000
                     ------------------------    ----------------------
                      Sales   Average            Sales  Average
                      Volume   Price  Revenue    Volume  Price  Revenue
                     -------  -------  ------    ------  -----  -------

Oil - barrels
  South Cuyama field  161,820  $23.89   $3,866  175,806  $27.29   $4,798
  Cox 41-5              5,337   23.46      125
  Other                 1,272   26.50       34      703   28.11       20
Gas - mcf
  South Cuyama field   40,592    9.30      377   31,449    3.43      108
  Cox 41-5            109,494    8.83      967
  Northern California  46,567    8.73      407   90,660    3.07      278
  South Texas          22,218    5.25      117   53,186    2.99      159
  New Mexico           37,677    4.71      177   39,932    3.03      121
  Other                12,836    3.15       40    1,289    2.77        3

NGLs - barrels
  South Cuyama field   10,037   20.17      202   12,366    18.92     234
  New Mexico            3,734   16.77       63    3,724    17.32      65
  Other                     *       *        1        *        *       2

----------------
* Not meaningful


Current oil and gas prices for the South Cuyama field are about $17.00 per barrel for oil and $2.87 per MCF for gas. Current gas prices in Northern California are $3.00, South Texas prices are $3.00 and New Mexico prices are $2.50.

The table below (in thousands) shows lease operating expenses (LOE) by field.

                                                 2001          2000
                                                 ----          ----
South Cuyama field:
  LOE excluding electricity                    $1,919        $1,859
  Electricity                                     972           624
                                                -----         -----
                                                2,891         2,483

Northern California                                13            26
South Texas                                        19            23
New Mexico                                         75            60
Other                                              26            21
                                                -----         -----
  Total                                        $3,024        $2,613
                                                =====         =====

Oil and NGL revenue is down compared to last year due to lower prices and volumes. The increase in gas revenue is due primarily to the Cox 41-5 and to the abnormally high gas prices.

LOE increased primarily due to higher electricity costs as set forth in the table above.

In January 2001, we purchased from certain employees 177,777 options at a cost of $1.6875 per option (about $300,000), which was recorded as compensation expense.

QUARTER-TO-DATE COMPARISON
-----------------------

The table below provides sales data and average prices for the periods.

                               2001                       2000
                     ------------------------    ----------------------
                      Sales   Average            Sales  Average
                      Volume   Price  Revenue    Volume  Price  Revenue
                     -------  -------  ------    ------  -----  -------

Oil - barrels
  South Cuyama field   53,870  $22.79   $1,228   55,664  $29.66   $1,651
  Cox 41-5              4,582   23.14      106
  Other                   233   25.24        6      309   29.39        9

Gas - mcf
  South Cuyama field   14,336    3.84       55   10,429    4.13       43
  Cox 41-5             45,045    3.58      161
  Northern California  13,232    2.99       40   19,949    4.44       89
  South Texas           5,600    3.33       19   10,178    4.07       41
  New Mexico           10,128    2.13       21   14,677    3.76       55
  Other                10,999    2.55       28      535    3.36        2

NGLs - barrels
  South Cuyama field    3,405   13.88       47    4,272   19.86       85
  New Mexico            1,192   12.33       15    1,470   18.18       27
  Other                                               *       *        1

----------------
* Not meaningful


The table below (in thousands) shows lease operating expenses (LOE) by field.

                                                 2001          2000
                                                 ----          ----
South Cuyama field:
  LOE excluding electricity                     $ 578         $ 658
  Electricity                                     313           224
                                                 ----          ----
                                                  891           882

Northern California                                 5             5
South Texas                                         5             3
New Mexico                                         24            28
Other                                               8             2
                                                 ----          ----
  Total                                         $ 933         $ 920
                                                =====         =====


The explanations above for the year-to-date comparisons also apply to the quarter-to-date comparisons, except that oil revenue declined due to lower prices.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash on hand, cash flow from operations and bank borrowings are expected to enable us to meet our obligations as they become due during the next several years.

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

The first exploratory gas well (the Cox 41-5) was drilled in March 2001. Currently, the well is producing 300 MCF per day from a depth of about 3,400
feet.   In May 2001, the well began producing oil and is currently producing
about 140 barrels per day.   We are the operator and own a 70% WI (60% NRI).
The cost to drill and complete this well was about $300,000 to the 100%. This well is an important step in validating our 3-D seismic project. We are reviewing our 3-D seismic data to identify other locations to drill. With the high gas prices we received during the second quarter, the revenue from the Cox 41-5 recovered our drilling and seismic costs ($650,000) in less than two months.

Because of the California electricity crisis natural gas prices were abnormally high during the first six months of the year. Due to the success of the Cox 41-5, in April, we sent our gas purchaser a contract termination notice. We were able to cancel the contract prematurely effective April 1, 2001 by paying the purchaser $50,000 ($30,000 net to us). Our new gas contract pays market prices, is month to month, and can be cancelled by either party with 30 days notice. During the second quarter we were selling the gas for as high as $16 per MCF. Currently, the prices are around $3.

We estimate the gas reserves for this well to the 100% to be about 1,800,000 MCF (1.8 BCF). The zone we are currently producing has produced over 200,000 MCF and the remaining reserves for this zone is 130,000 MCF. The zone above it has estimated reserves of 1,330,000 MCF and the upper most zone has estimated reserves of 165,000 MCF. Oil reserves are estimated to be 50,000 to 75,000 barrels to the 100%. Eventually, we will move up the hole and produce from the upper zones. We would like to drill an offset well to accelerate production from the upper zones, but these plans are on hold due to low gas prices.

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

     Potential Impairment Charge for the South Cuyama Field
     ------------------------------------------------------

Oil prices have declined 25%. If oil prices continue to decline and if we conclude no improvement in the near future, we may take an impairment charge at year end. The net book value of the South Cuyama field at September 30, 2001 was $6.3 million. Oil prices need to be above $17 in order for us to assign proved reserves to the field.

     Merlin Prospect of the Sac Basin  - Northern California
     -------------------------------------------------------

This field is located about 70 miles north of Sacramento, California. Equity Oil Company of Salt Lake City, Utah is the operator. Presently, we have two producing gas wells. These wells have an estimated remaining life of four years. We participated in an exploratory dry hole gas well during July 2001. Our share of the dry hole cost was $67,000.

No more drilling is planned for this prospect. Our net book value in this prospect is less than $16,000.

     South Texas - Alleyton
     ----------------------

This gas field is located about 75 miles west of Houston in Colorado County. Marquee Corporation of Corpus Christi, Texas is the operator. We have a 14% WI (11% NRI) in this field. Presently, we have one producing well remaining. Our net book value in this prospect is less than $30,000.

We participated in an exploratory dry hole gas well during April 2001. Our share of the dry hole cost was $36,000.

We participated in a successful exploratory gas well during late October located near the Alleyton prospect. We have a 24% WI (17% NRI) before pay-out and an 18% WI (12% NRI) after pay-out. Our share of the costs were $57,000. We estimate the reserves to the 100% to be one BCF of gas.

No more drilling is planned for these two prospects.

    South Texas - Bonus
    -------------------

We are participating with Forest Oil Company of Denver in a four-well develop-mental prospect in Wharton County, Texas located about 70 miles southwest of Houston. Two of the wells reached total depth during the third quarter and are currently producing about 17,000 MCF/day. Two more wells have reached total depth and are ready for fracting. We have a 5% WI (4% NRI). These wells are expensive, deep (about 14,000 feet) and the estimated costs to drill and complete are $5 million per well.

Our share of this prospect, will be in the $1.2 million range. Many of the wells in the area are producing 10,000 MCF per day. Currently, there is litigation surrounding proper title. If we lose the lawsuit, we will recover only our investment through net revenue from successful wells. We are at risk for any dry hole costs. Revenue recorded through September 30 was $10,000.

     East Texas
     ----------

This is a new prospect located about 150 miles southeast of Dallas in Nacogdoches County. We participated in an exploratory gas well (the Fulton - Fuller 1H), which was completed in April 2001. The well is currently producing about 200 MCF per day at a price of $2.75. The cost to drill and complete this well to the 100% was about $2,000,000. We have a 25% WI
(20% NRI) in this well.  The well may be fracted or placed on a compressor
in order to increase production.   Pure Resources of Midland, Texas is the
operator. This well has been a major disappointment for us and during the third quarter we recorded a $436,000 impairment charge.

A second exploratory gas well was originally planned to be drilled in late August 2001 in Shelby County, Texas, about 20 miles east from the Fulton - Fuller 1H. El Paso Energy, the operator, now plans to drill the well during first quarter 2002. We will have a 7% WI (6% NRI) in this well. The cost to drill and complete this well to the 100% is about $2 million; our share would be about $150,000. We are reconsidering our participation in this well.

     San Juan Basin
     --------------

This gas field is located in the northwest corner of New Mexico in San Juan County. Three development wells were drilled in early spring 2000. We have an interest in 22 wells and are the operator. These wells have long-lived reserves. Our WI in this field ranges from 5%-10% with NRIs between 4%-8%. Our net book value in this prospect is about $120,000.

Due to regulators requiring an environmental impact statement, the nine additional development wells planned to be drilled later this year and next year will be delayed until 2002 and 2003. The costs to the 100% to drill and complete these wells are about $700,000 each. Questar, a Salt Lake City company, will be the operator of these wells during the drilling phase.


     Paradox Basin - Utah
     ---------------------

This prospect, which we have a basis of $200,000, was fully impaired in the third quarter. $100,000 was taken during 1998 and the remaining taken this quarter.

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

In January 1999, the California legislature passed a bill, which will increase our operator's bond from $100,000 to $250,000 to be phased in over a five-year period. In addition, an idle-well bill was passed to insure that funds would be available to properly plug and abandon (P&A) California wells upon their depletion. Over the next seven years, we are required to place in an interest-bearing escrow account $500 per year for each idle-well in the South Cuyama field (SC Field) until such well is plugged and abandoned or until $5,000 has been deposited. Installments of $60,000, $68,000 and $58,000 were paid in June 1999, 2000 and 2001, respectively. We estimate that after ten annual installments we will have met our current funding obligation of $700,000 considering the interest to be earned. As the SC Field depletes, and more wells move from the producing category to the idle-well category we will have to make additional annual payments. Presently, there are 280 wells in the SC Field, 140 of which are classified as "idle."

During 1999, we began amortizing; using the units-of-production method, our share of the estimated future costs ($1,207,000) to P&A the SC Field's 280 wells. Included in the DD&A expense for YTD 2001 and 2000 was $93,000 and $82,000, respectively, and QTD 2001 and 2000 were $32,000 and $26,000, respectively, associated with these estimated future costs.

Washington County, Colorado Gas Plant
-------------------------------------

In late February 2001, we were notified by the Colorado Oil and Gas Conservation Commission that we must conduct a site investigation of a gas plant that our predecessor operated 40 years ago. The site investigation discovered no impacts to groundwater and the surface restoration costs were completed at a cost of $10,000.

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

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Statement No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement No. 144 is intended to establish one accounting model for long-lived assets to be disposed of by sale and to address significant implementation issues. We will adopt Statement No. 144 on January 1, 2002. We do not expect Statement No. 144 to have a material effect on the consolidated financial statements.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - None.

(b)  No reports on Form 8-K were filed during the quarter.


                                      SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HALLADOR PETROLEUM COMPANY

Date:  November 14, 2001              By: /s/VICTOR P. STABIO
                                          Victor P. Stabio
                                          Chief Executive Officer and
                                          Chief Financial Officer

                                          Signing on behalf of registrant
                                          and as principal financial officer.