Form 10QSB
period 2002-03-31
HALLADOR PETROLEUM CO
filed 2002-05-15
CIK 788965

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.  20549

                                    FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2002

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
                            (Issuer's telephone numbers)



Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]


Shares outstanding as of May 14, 2002: 7,093,150

PART I.  FINANCIAL INFORMATION

                              Consolidated Balance Sheet
                                   (in thousands)

                                                     March 31,    December 31,
                                                       2002           2001*
                                                     -------        -------
ASSETS
Current assets:
  Cash and cash equivalents                         $ 1,857        $ 2,078
  Accounts receivable-
    Oil and gas sales                                   861            706
    Well operations                                     167            174
                                                     ------         ------
       Total current assets                           2,885          2,958
                                                     ------         ------
Oil and gas properties at cost (successful efforts):
  Unproved properties                                   251            204
  Proved properties                                  24,756         24,687
  Less - accumulated depreciation,
    depletion, amortization and impairment          (17,109)       (16,497)
                                                     ------         ------
                                                      7,898          8,394
                                                     ------         ------
Oil and gas operator bonds                              329            366
Investment in Catalytic Solutions                       175            175
Other assets                                             40             44
                                                     ------         ------
                                                    $11,327        $11,937
                                                     ======         ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities          $   418        $   833
  Oil and gas sales payable                             333            180
                                                     ------         ------
       Total current liabilities                        751          1,013
                                                     ------         ------
Key employee bonus plan                                 341            335
                                                     ------         ------
Future site restoration-South Cuyama Field              420            344
                                                     ------         ------
Minority interest                                     5,387          5,516
                                                     ------         ------
Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; none issued
  Common stock, $.01 par value; 100,000,000
    shares authorized; 7,093,150 shares issued           71             71
  Additional paid-in capital                         18,061         18,061
  Accumulated deficit                               (13,704)       (13,403)
                                                     ------         ------
                                                      4,428          4,729
                                                     ------         ------
                                                    $11,327        $11,937
                                                     ======         ======
------------------------------
*Derived from the Form 10-KSB.



                                   See accompanying notes.

                            Consolidated Statement of Operations
                          (in thousands, except per share amounts)

                                              Three months ended March 31,
                                                   2002         2001
                                                  ------       ------
Revenue:
  Oil                                            $1,275       $1,287
  Gas                                               257          485
  NGLs                                               47          128
  Interest and other                                  8           43
                                                  -----        -----
                                                  1,587        1,943
                                                  -----        -----
Costs and expenses:
  Lease operating                                 1,075        1,120
  Delay rentals                                      19           18
  Depreciation, depletion and amortization          692          214
  General and administrative                        225          247
  Purchase of employee stock options                             300
  Interest                                            6           14
                                                  -----        -----
                                                  2,017        1,913
                                                  -----        -----
(Loss) income before minority interest             (430)          30
Minority interest                                   129           (9)
                                                  -----        -----
Net (loss) income                                $ (301)      $   21
                                                  =====        =====
Basic and diluted (loss) income per share        $ (.04)      $    *
                                                  =====        =====
Weighted average shares outstanding-basic         7,093        7,093
                                                  =====        =====
Weighted average shares outstanding-diluted       7,093        7,438
                                                  =====        =====
-----------------------------------------
*Not meaningful, less than $.01 per share.


                                   See accompanying notes.

                            Consolidated Statement of Cash Flows
                                     (in thousands)

                                              Three months ended March 31,
                                                   2002         2001
                                                  ------       ------
Net cash provided by operating activities        $  121       $  545
                                                  -----        -----
Cash flows from investing activities:
  Properties                                       (379)        (373)
  Other assets                                       37
                                                  -----        -----
    Net cash used in investing activities          (342)        (373)
                                                  -----        -----
Net (decrease) increase in cash
  and cash equivalents                             (221)         172

Cash and cash equivalents, beginning of year      2,078        2,489
                                                  -----        -----
Cash and cash equivalents, end of period         $1,857       $2,661
                                                  =====        =====



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

2. Our organization and business, the accounting policies we follow and other information are contained in the notes to our financial statements filed as part of our 2001 Form 10-KSB. This quarterly report should be read in conjunction with that annual report.

                            HALLADOR PETROLEUM COMPANY
              Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------

The table below (in thousands) provides sales data and average prices for the period.

                               2002                       2001
                      Sales   Average            Sales  Average
                      Volume   Price  Revenue    Volume  Price  Revenue
                     -------  -------  ------    ------  -----  -------
Oil - barrels
  South Cuyama field    53    $18.61     $986      53   $24.13   $1,279
  Cox #41-5 (1)         14     18.36      257
  South Texas-Bonus      1.3   20.00       26
  Other                  *         *        6       *        *        8

Gas - mcf
  South Cuyama field     4      2.50       10      14     7.00       98
  Cox #41-5 (1)         23      2.40       55
  South Texas - Bonus   56      2.47      138
  San Juan-New Mexico   13      1.47       19      16     7.31      117
  Merlin Prospect(2)     6      1.84       11      18    11.67      210
  Other                 11      2.19       24       9     6.67       60

NGLs - barrels
  South Cuyama field     3.3   11.22       37       3.7  27.30      101
  San Juan-New Mexico    1.1    9.10       10       1.2  21.67       26
  Other                                             *        *        1
------------------------
* Not meaningful


(1) This well is part of the South Cuyama field, due to its significance we present it separately.

(2) This field located in northern California is near the end of its economic life.

Current prices for (i) the South Cuyama field are about $26.03 for oil and $3.44 for gas (ii) South Texas-Bonus are about $28.00 for oil and $3.70 for gas and (iii) San Juan gas is about $3.00.

The table below (in thousands) shows lease operating expenses (LOE) for our primary fields.


                                                 2002          2001
                                                 ----          ----
South Cuyama field:
  LOE excluding electricity                    $  688        $  832
  Electricity                                     319           234
                                                -----         -----
                                                1,007         1,066

South Texas - Bonus                                14
San Juan - New Mexico                              16            29
Other                                              38            25
                                                -----         -----
  Total                                        $1,075        $1,120
                                                =====         =====

Gas and NGL revenue is down compared to last year due to lower prices.

DD&A increased due to the downward revision in our oil reserves during the fourth quarter of 2001.

 LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash flow from operations are expected to enable us to meet our obligations as they become due during the next several years.

     Bank Debt
    ----------

The SC Field, our principal asset, is pledged to U. S. Bank National Association under a $2,200,000 revolving line of credit which was renewed on March 31, 2002. Presently, we owe $31,000 under this line.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN ITEM 6 OF THE 2001 FORM 10-KSB AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
---------------------------------------------

     South Cuyama Field
     ------------------

The production from the Cox #41-5 well is declining. During March 2002 the well was producing 500 mcf per day and 275 barrels per day; currently the gas production is 250 mcf per day and the oil production is 120 barrels per day. We are monitoring this decline and if necessary will reduce the reserves assigned to this well in the second quarter.

There are no other significant changes or developments to report from what we disclosed in the 2001 Form 10-KSB.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Second Amendment of Credit Agreement by and among Santa Barbara Partners, Hallador Petroleum, LLP and U. S. Bank Revolving Credit Agreement.

(b)  No reports on Form 8-K were filed during the quarter.


                                      SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HALLADOR PETROLEUM COMPANY

Dated:  May 14, 2002                  By: /s/VICTOR P. STABIO
                                          Chief Executive Officer and
                                          Chief Financial Officer

                                          Signing on behalf of registrant
                                          and as principal financial officer.