Form 10QSB
period 2002-06-30
HALLADOR PETROLEUM CO
filed 2002-08-19
CIK 788965

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.  20549

                                      FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2002

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
                            (Issuer's telephone numbers)



Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]


Shares outstanding as of August 19, 2002: 7,093,150

PART I - FINANCIAL INFORMATION

                              Consolidated Balance Sheet
                                   (in thousands)


                                                    June 30,      December 31,
                                                      2002            2001*
                                                   ---------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                           $ 2,089         $ 2,078
  Accounts receivable-
    Oil and gas sales                                     619             706
    Well operations                                       135             174
                                                       ------          ------
       Total current assets                             2,843           2,958
                                                       ------          ------
Oil and gas properties, at cost (successful efforts):
  Unproved properties                                     260             204
  Proved properties                                    25,395          24,687
  Less - accumulated depreciation,
    depletion and amortization                        (18,602)        (16,497)
                                                       ------          ------
                                                        7,053           8,394
                                                       ------          ------
Oil and gas operator bonds                                417             366
Investment in Catalytic Solutions                         175             175
Other assets                                               37              44
                                                       ------          ------
                                                      $10,525         $11,937
                                                       ======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities            $   631         $   833
  Oil and gas sales payable                               371             180
                                                       ------          ------
       Total current liabilities                        1,002           1,013
                                                       ------          ------
Key employee bonus plan                                   345             335
                                                       ------          ------
Future site restoration-South Cuyama field                496             344
                                                       ------          ------
Minority interest                                       5,047           5,516
                                                       ------          ------
Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; none issued
  Common stock, $.01 par value; 100,000,000
    shares authorized; 7,093,150 shares issued             71              71
  Additional paid-in capital                           18,061          18,061
  Accumulated deficit                                 (14,497)        (13,403)
                                                       ------          ------
                                                        3,635           4,729
                                                       ------          ------
                                                      $10,525         $11,937
                                                       ======          ======
------------------------------
*Derived from the Form 10-KSB.



                                   See accompanying notes.

                            Consolidated Statement of Operations
                          (in thousands, except per share amounts)

                                     Six months ended    Three months ended
                                         June 30,             June 30,
                                      2002      2001      2002        2001
                                     ------    ------    ------      ------
Revenue:
  Oil                               $ 2,780    $2,685    $1,505      $1,398
  Gas                                   559     1,761       302       1,276
  NGLs                                  101       204        54          76
  Interest and other                     25        78        17          35
  Gain on prospect sale                            67                    67
                                     ------     -----     -----       -----
                                      3,465     4,795     1,878       2,852
                                     ------     -----     -----       -----
Costs and expenses:
  Lease operating                     2,266     2,091     1,191         971
  Exploration costs
    Dry hole expense                               32                    32
    Delay rentals                        47        32        28          14
  Contract termination fee                         30                    30
  Impairment-Fulton Fuller gas well      79                  79
  Impairment-S.E. Bonus Field           840                 840
  Depreciation, depletion and
    amortization                      1,346       452       654         238
  General and administrative            437       462       210         215
  Purchase of employee stock options              300
  Interest                               13        26         7          12
                                     ------     -----     -----       -----
                                      5,028     3,425     3,009       1,512
                                     ------     -----     -----       -----
Income(loss)before minority interest (1,563)    1,370    (1,131)      1,340

Minority interest                       469      (411)      339        (402)
                                     ------     -----     -----       -----
Net income (loss)                   $(1,094)   $  959    $ (792)     $  938
                                     ======     =====     =====       =====
Basic net income(loss) per share    $  (.15)   $  .14    $ (.11)     $  .13
                                     ======     =====     =====       =====
Diluted net income(loss)per share   $  (.15)   $  .13    $ (.11)     $  .12
                                     ======     =====     =====       =====
Basic weighted average shares
  outstanding                         7,093     7,093     7,093       7,093
                                     ======     =====     =====       =====
Diluted weighted average shares
  outstanding                         7,093     7,492     7,093       7,545
                                     ======     =====     =====       =====


                                   See accompanying notes.

                            Consolidated Statement of Cash Flows
                                     (in thousands)

                                               Six months ended June 30,
                                                   2002         2001
                                                  ------       ------
Net cash provided by operating activities        $ 1,029       $1,696
                                                  ------        -----
Cash flows from investing activities:
  Properties                                        (966)      (1,126)
  Other assets                                       (52)         (91)
  Prospect sale                                                    67
                                                  ------        -----
    Net cash used in investing activities         (1,018)      (1,150)
                                                  ------        -----
Net increase in cash and cash equivalents             11          546

Cash and cash equivalents, beginning of period     2,078        2,489
                                                  ------        -----
Cash and cash equivalents, end of period         $ 2,089       $3,035
                                                  ======        =====

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

3. The Fulton Fuller exploratory gas well was placed on production in June 2001. Our cost was about $560,000. The well was a disappointment so we took a $436,000 impairment charge, based on estimated fair value, during the third quarter of 2001. We received an offer to purchase our interest in this property for $25,000 in July 2002 and intend to accept the offer. Based on a future net cash flow analysis we determined the well to be impaired. As such, we took an additional impairment charge of $79,000 during the quarter ended June 30, 2002, to reduce the net book value to the estimated realizable value of $25,000.

                               Notes to Financial Statements
                                       (continued)

    During the third and fourth quarter of 2001, we participated in a four-well developmental gas prospect in Wharton County, Texas. These wells are deep (about 14,000 feet) and expensive; the costs to drill and complete each well was about $5 million. We have a 5.5% WI (4.3% NRI). Our net book value in the prospect is about $1.1 million. During the second quarter of 2002, production from the prospect began to drop unexpectedly. As a result we reduced the proved reserves for these wells and based on a future net cash flow analysis determined that the property had been impaired. As such, we recorded an impairment of $840,000 to reduce the net book value of these wells to estimated fair market value.

4. We use Southern California Gas Company (SOCAL) pipeline for transportation in the marketing of the South Cuyama field's gas production. SOCAL is imposing new quality standards that could result in our gas being shut-in until an AMINE unit is installed to remove carbon dioxide. We are negotiating with SOCAL to allow us to continue to transport our gas until March 1, 2003. We believe that in the meantime we can install the AMINE unit. The cost for the AMINE unit would be about $120,000. However, we are unsure how long it will take to obtain a permit from Santa Barbara County to install the unit. If our gas is shut-in, the lost revenue would be about $24,000 per month.

    As discussed in our 2001 Form 10-KSB, the SC Field was purchased from ARCO (Atlantic Richfield which is now part of BP p.l.c.) in May 1990. ARCO assumed certain environmental liabilities connected with their 40-year ownership of the field and gas plant. Part of the gas plant has not been operational during the past twenty-five years. Hereafter, we refer to ARCO's obligation as the "ARCO Indemnity." There is evidence of asbestos in the non-operational part of the gas plant. It is our position, and the opinion of our legal counsel, that the ARCO Indemnity covers future abandonment and clean-up costs associated with this gas plant. We have had several discussions with BP regarding this matter and it is possible that we may have to assert our rights under the ARCO Indemnity through litigation.

    The costs to abandon and clean up the old gas plant area and other oil and gas areas at the field will be significant. There is a chance, depending on the negotiations with BP, that some or all of the costs would be borne by us. At this time we have not attempted to estimate what these costs could ultimately be but we expect that such costs could have a material adverse effect on our financial condition, results of operations and cash flows if ultimately we do bear the costs.

                            HALLADOR PETROLEUM COMPANY
              Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------

The table below (in thousands) provides sales data and average prices for the period.

                               2002                       2001
                      Sales   Average            Sales  Average
                      Volume   Price  Revenue    Volume  Price  Revenue
                     -------  -------  ------    ------  -----  -------
Oil - barrels
  South Cuyama field   105    $21.32   $2,239     108   $24.43   $2,638
  Cox #41-5 (1)         23     20.96      482       1    25.00       25
  South Texas-Bonus      2.2   20.91       46
  Other                  *         *       13       *        *       22

Gas - mcf
  South Cuyama field    14      3.28       46      26    11.19      291
  Cox #41-5 (1)         36      2.75       99      65    12.88      837
  South Texas - Bonus   96      2.95      283
  San Juan - New Mexico 26      1.92       50      27     5.78      156
  Merlin Prospect(2)     9      2.22       20      33    11.12      367
  Other                 23      2.65       61      18     6.11      110

NGLs - barrels
  South Cuyama field     7     10.71       75       6.6  23.41      155
  San Juan - New Mexico  2.3   10.87       25       2.5  19.20       48
  Other                  *         *        1       *        *        1
------------------------
* Not meaningful


(1) This well is part of the South Cuyama field, due to its significance we present it separately.

(2) This field located in northern California is near the end of its economic life.

Current prices for (i) the South Cuyama field are about $26 for oil and $2.90 for gas (ii) South Texas-Bonus are about $25 for oil and $2.94 for gas and (iii) San Juan gas is about $2.25.

Current production to the 100% for the South Cuyama field, including the two Cox wells, is about 1,200 barrels per day (830 net to us.)
Production a year ago was about 830 barrels per day (588 net to us.) There is no guarantee that the current production will be sustainable in the near future.

The table below (in thousands) shows lease operating expenses (LOE) for our primary fields.


                                                 2002          2001
                                                 ----          ----
South Cuyama field:
  LOE excluding electricity                    $1,439        $1,341
  Electricity                                     696           659
                                                -----         -----
                                                2,135         2,000

South Texas - Bonus                                30
San Juan - New Mexico                              30            51
Other                                              71            40
                                                -----         -----
  Total                                        $2,266        $2,091
                                                =====         =====

Although oil prices declined our oil revenue increased slightly due to the higher production from the Cox #41-5 as set forth in the table above.

Although our gas and NGL production increased compared to last year, the prices dropped significantly as set forth in the table above. Last summer we received abnormally high gas prices due to the California energy crisis.

DD&A increased because of lower reserve estimates. The impairment charges are discussed below. The $300,000 for employee stock options was a one time event.

QUARTER-TO-DATE COMPARISON
---------------------------

The table below (in thousands) provides sales data and average prices for the period.

                               2002                       2001
                      Sales   Average            Sales  Average
                      Volume   Price  Revenue    Volume  Price  Revenue
                     -------  -------  ------    ------  -----  -------
Oil - barrels
  South Cuyama field    52    $24.08   $1,252      55   $24.71   $1,359
  Cox #41-5 (1)          9.4   23.89      225       1    25.00       25
  South Texas - Bonus    *     22.58       20
  Other                  *     10.86        8       *    26.35       14

Gas - mcf
  South Cuyama field    10      3.60       36      14    14.71      206
  Cox #41-5 (1)         13      3.38       44      62    13.27      823
  South Texas - Bonus   40      3.63      145
  San Juan - New Mexico 13      2.38       31      11     3.54       39
  Merlin Prospect(2)     3      2.67        8      15    10.47      157
  Other                 11      3.45       38      10     5.10       51

NGLs - barrels
  South Cuyama field     4      9.50       38       3    18.00       54
  San Juan - New Mexico  1.3   11.54       15       1.3  16.15       21
  Other                  *         *        1       *        *        1
------------------------
* Not meaningful


(1) This well is part of the South Cuyama field, due to its significance we present it separately.

(2) This field located in northern California is near the end of its economic life.

The table below (in thousands) shows lease operating expenses (LOE) for our primary fields.


                                                 2002          2001
                                                 ----          ----
South Cuyama field:
  LOE excluding electricity                    $  752        $  505
  Electricity                                     377           430
                                                -----         -----
                                                1,129           935

South Texas - Bonus                                16
San Juan - New Mexico                              13            22
Other                                              33            14
                                                -----         -----
  Total                                        $1,191        $  971
                                                =====         =====


The explanations above for the year-to-date comparisons also apply to the quarter-to-date comparisons.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash flow from operations are expected to enable us to meet our obligations as they become due during the next several years. Our operating cash flow decreased due to reduced prices as discussed above.

     Bank Debt
     ---------

The South Cuyama field (SC Field), our principal asset, is pledged to
U. S. Bank National Association under a $2,200,000 revolving line of credit, which was renewed on March 31,2002. Presently, we owe $31,000 under this Line, which is included in accrued liabilities.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN ITEM 6 OF THE 2001 FORM 10-KSB AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
---------------------------------------------

South Cuyama Field
------------------

The production from the Cox #41-5 well is declining. During March 2002 the well was producing 500 mcf/day and 275 barrels/day; during August the gas production declined to 250 mcf/day and the oil production declined to 100 barrels/day.
This well has performed as expected.

In June/July we drilled and completed the Cox #42-5, an offset to the Cox #41-5, at a cost of about $375,000 to the 100%. This well is producing 185 barrels/day and 200 mcf/day. When the current producing zones deplete, we plan to move up the hole and begin producing from the Buckhorn sand. The gas reserves assigned
to the Buckhorn are 1.5 BCF.   There is another zone above the Buckhorn with
estimated proved reserves of 250 MMCF. This zone will be completed in the future from either the #41-5 or #42-5.

We have a 70% WI (60% NRI) in each of the two Cox wells.

We plan to drill an exploratory oil/gas well sometime next year in the same
3-D area, two miles away from the #41-5 and #42-5 wells. The estimated costs to the 100% are $700,000; our share would be about $500,000. The exact date is uncertain due to the difficulty in obtaining drilling permits from Santa
Barbara County. The permitting process to drill a well outside the confines of our existing oil field can take up to one year.

     Recompletion of an existing shut-in oil well
     --------------------------------------------

In July we perforated a sand at 3,000 feet in an existing shut-in oil well. The well was placed on production in early August and is currently producing 225 barrels/day. The costs to complete this zone were $15,000 ($12,500 net to us.) After the well has produced for a few months we expect to assign proved reserves.

We hope to identify more of these type projects from the results of the second 3-D project discussed below.

      Second 3-D Seismic Project
      --------------------------

We are on track to commence the second 3-D project we discussed in our 10-KSB. The shooting will begin in a few weeks and the results should be known by March 2003. The cost to the 100% is estimated to be $1.3 million and our share would be about $1 million, which will be expensed as incurred.

WesternGeco, a division of Schlumberger, will be the contractor for the project. This project will cover about 35 square miles. The October 2000 3-D project covered 10 square miles. When we purchased this field from ARCO twelve years ago, 3-D seismic was in its infancy and very expensive. We are very excited about the possibilities this second 3-D project can bring to us.

      SOCAL
      -----
We use Southern California Gas Company (SOCAL) pipeline for transportation in the marketing of the South Cuyama field's gas production. SOCAL is imposing new quality standards that could result in our gas being shut-in until an AMINE unit is installed to remove carbon dioxide. We are negotiating with SOCAL to allow us to continue to transport our gas until March 1, 2003. We believe that in the meantime we can install the AMINE unit. The cost for the AMINE unit would be about $120,000. However, we are unsure how long it will take to obtain a permit from Santa Barbara County to install the unit.
If our gas is shut-in, the lost revenue would be about $24,000 per month.

      ARCO Indemnity
      --------------
As discussed in our 2001 Form 10-KSB, the SC Field was purchased from ARCO (Atlantic Richfield which is now part of BP p.l.c.) in May 1990. ARCO assumed certain environmental liabilities connected with their 40-year ownership of the field and gas plant. Part of the gas plant has not been operational during the past twenty-five years. Hereafter, we refer to ARCO's obligation as the "ARCO Indemnity." There is evidence of asbestos in the non-operational part of the gas plant. It is our position, and the opinion of our legal counsel, that the ARCO Indemnity covers future abandonment and clean-up costs associated with this gas plant. We have had several discussions with BP regarding this matter and it is possible that we may have to assert our rights under the ARCO Indemnity through litigation.

The costs to abandon and clean up the old gas plant area and other oil and gas areas at the field will be significant. There is a chance, depending on the negotiations with BP, that some or all of the costs would be borne by us. At this time we have not attempted to estimate what these costs could ultimately be but we expect that such costs could have a material adverse effect on our financial condition, results of operations and cash flows if ultimately we do bear the costs.

Fulton Fuller
-------------

The Fulton Fuller exploratory gas well was placed on production in June
2001. Our cost was about $560,000. The well was a disappointment so we took a $436,000 impairment charge, based on estimated fair value, during the third quarter of 2001. We received an offer to purchase our interest in this property for $25,000 in July 2002 and intend to accept the offer. Based on a future net cash flow analysis we determined the well to be impaired. As such, we took an additional impairment charge of $79,000 during the quarter ended June 30, 2002, to reduce the net book value to the estimated realizable value of $25,000.

South Texas -Bonus
------------------

During the third and fourth quarter of 2001, we participated in a four-well developmental gas prospect in Wharton County, Texas. These wells are deep (about 14,000 feet) and expensive; the costs to drill and complete each well was about $5 million. We have a 5.5% WI (4.3% NRI). Our net book value in the prospect is about $1.1 million. During the second quarter of 2002, production from the prospect began to drop unexpectedly. As a result we reduced the proved reserves for these wells and based on a future net cash flow analysis determined that the property had been impaired. As such, we recorded an impairment of $840,000 to reduce the net book value of these wells to estimated fair market value.

There are no other significant changes or developments to report from what we disclosed in the 2001 Form 10-KSB.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - none

(b)  Form 8-K filed on July 31, 2002 reporting change of auditors on July 24,
     2002.


                                      SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HALLADOR PETROLEUM COMPANY

Dated:  August 19, 2002              By: /S/VICTOR P. STABIO
                                          Chief Executive Officer and
                                          Chief Financial Officer

                                          Signing on behalf of registrant
                                          and as principal financial officer.

 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hallador Petroleum Company (the "Company"), on Form 10-QSB for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August 19, 2002              By: /S/VICTOR P. STABIO
                                          Chief Executive Officer and
                                          Chief Financial Officer