Form 10QSB
period 2002-09-30
HALLADOR PETROLEUM CO
filed 2002-11-15
CIK 788965

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.  20549

                                      FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2002

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
                            (Issuer's telephone numbers)



Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]


Shares outstanding as of November 14, 2002: 7,093,150

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                              Consolidated Balance Sheet
                                   (in thousands)


                                                  September 30,   December 31,
                                                      2002            2001*
                                                   ---------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                           $ 2,238         $ 2,078
  Accounts receivable-
    Oil and gas sales                                     789             706
    Well operations                                       364             174
                                                       ------          ------
       Total current assets                             3,391           2,958
                                                       ------          ------
Oil and gas properties, at cost (successful efforts):
  Unproved properties                                     243             204
  Proved properties                                    25,390          24,687
  Less - accumulated depreciation,
    depletion and amortization                        (19,087)        (16,497)
                                                       ------          ------
                                                        6,546           8,394
                                                       ------          ------
Oil and gas operator bonds                                417             366
Investment in Catalytic Solutions                         175             175
Other assets                                               33              44
                                                       ------          ------
                                                      $10,562         $11,937
                                                       ======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities            $ 1,317         $   833
  Oil and gas sales payable                               416             180
                                                       ------          ------
       Total current liabilities                        1,733           1,013
                                                       ------          ------
Key employee bonus plan                                   354             335
                                                       ------          ------
Future site restoration-South Cuyama field                579             344
                                                       ------          ------
Minority interest                                       4,811           5,516
                                                       ------          ------
Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; none issued
  Common stock, $.01 par value; 100,000,000
    shares authorized; 7,093,150 shares issued             71              71
  Additional paid-in capital                           18,061          18,061
  Accumulated deficit                                 (15,047)        (13,403)
                                                       ------          ------
                                                        3,085           4,729
                                                       ------          ------
                                                      $10,562         $11,937
                                                       ======          ======
------------------------------
*Derived from the Form 10-KSB.



                                   See accompanying notes.

                            Consolidated Statement of Operations
                          (in thousands, except per share amounts)

                                     Nine months ended   Three months ended
                                       September 30,         September 30,
                                      2002      2001      2002      2001
                                     ------    ------    ------    ------
Revenue:
  Oil                               $ 4,656    $4,025    $1,877    $1,340
  Gas                                   858     2,085       298       324
  NGLs                                  157       266        56        62
  Interest and other                     35       112        10        34
  Gain on prospect sale                            67
                                     ------     -----     -----     -----
                                      5,706     6,555     2,241     1,760
                                     ------     -----     -----     -----
Costs and expenses:
  Lease operating                     3,474     3,024     1,208       933
  Exploration costs
    Geological and geophysical        1,031               1,031
    Dry hole expense                              103                  71
    Delay rentals                        55        58         9        26
  Contract termination fee                         30
  Impairment-Fulton Fuller gas well      79       436                 436
  Impairment-S.E. Bonus Field           840
  Impairment-Unproved properties         18        99        18        99  Depreciation, depletion and
    amortization                      1,918       702       572       250
  General and administrative            656       660       219       205
  California income taxes (refund)      (34)       63       (34)       56
  Purchase of employee stock options              300
  Interest                               18        35         5         9
                                     ------     -----     -----     -----
                                      8,055     5,510     3,028     2,085
                                     ------     -----     -----     -----
Income(loss)before minority interest (2,349)    1,045      (787)     (325)
Minority interest                       705      (314)      236        98
                                     ------     -----     -----     -----
Net income (loss)                   $(1,644)   $  731    $ (551)   $ (227)
                                     ======     =====     =====     =====
Basic net income (loss) per share   $  (.23)   $  .10    $ (.08)   $ (.03)
                                     ======     =====     =====     =====
Diluted net income (loss) per share $  (.23)   $  .10    $ (.08)   $ (.03)
                                     ======     =====     =====     =====
Basic weighted average shares
  outstanding                         7,093     7,093     7,093     7,093
                                     ======     =====     =====     =====
Diluted weighted average shares
  outstanding                         7,093     7,507     7,093     7,093
                                     ======     =====     =====     =====


                                   See accompanying notes.

                            Consolidated Statement of Cash Flows
                                     (in thousands)

                                                  Nine months ended
                                                     September 30,
                                                   2002         2001
                                                  ------       ------
Net cash provided by operating activities        $ 1,206       $2,026
                                                  ------        -----
Cash flows from investing activities:
  Properties                                        (993)      (1,568)
  Other assets                                       (53)         (63)
  Prospect sale                                                    67
                                                  ------        -----
    Net cash used in investing activities         (1,046)      (1,564)
                                                  ------        -----
Cash flows from financing activities:
  Repayment of bank debt                                         (200)
                                                                -----

Net increase in cash and cash equivalents            160          262
Cash and cash equivalents, beginning of period     2,078        2,489
                                                  ------        -----
Cash and cash equivalents, end of period         $ 2,238       $2,751
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

3. In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for years

                               Notes to Financial Statements
                                       (continued)

    beginning after June 15, 2002. Hallador is currently evaluating the impact this pronouncement will have on its future financial results.

4. The Fulton Fuller exploratory gas well was placed on production in June 2001. Our cost was about $560,000. The well was a disappointment so we took a $436,000 impairment charge, based on estimated fair value, during the third quarter of 2001. We received an offer to purchase our interest in this property for $25,000 in July 2002 and recently accepted it. Based on a future net cash flow analysis we determined the well to be impaired. As such, we took an additional impairment charge of $79,000 during the quarter ended June 30, 2002, to reduce the net book value to the estimated realizable value of $25,000.

    During the third and fourth quarter of 2001, we participated in a four-well developmental gas prospect in Wharton County, Texas. These wells are deep (about 14,000 feet) and expensive; the costs to drill and complete each well was about $5 million. We have a 5.5% WI (4.3% NRI). Our net book value in the prospect was about $1.1 million. During the second quarter of 2002, production from the prospect began to drop unexpectedly. As a result we reduced the proved reserves for these wells and based on a future net cash flow analysis determined that the property had been impaired. As such, we recorded an impairment of $840,000 to reduce the net book value of these wells to estimated fair market value.

5. As discussed in our 2001 Form 10-KSB, the SC Field was purchased from ARCO (Atlantic Richfield which is now part of BP p.l.c.) in May 1990. ARCO assumed certain environmental liabilities connected with their 40-year ownership of the field and gas plant. Part of the gas plant has not been operational during the past twenty-five years. Hereafter, we refer to ARCO's obligation as the "ARCO Indemnity." There is evidence of asbestos in the non-operational part of the gas plant. It is our position, and the opinion of our legal counsel, that the ARCO Indemnity covers future abandonment and clean-up costs associated with this gas plant. We have had several discussions with BP regarding this matter and have retained a San Francisco law firm to assert our rights under the ARCO Indemnity.

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

6. In August 2002, the Company issued 177,500 incentive stock options to certain employees at an exercise price of $1.25 per share, which was fair market value on grant date. These options vested one-third at date of grant and the remaining over two years. The options expire August 31, 2012. Total issued and outstanding options are 749,723.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------

The table below (in thousands) provides sales data and average prices for the period.

                               2002                       2001
                      Sales   Average            Sales  Average
                      Volume   Price  Revenue    Volume  Price  Revenue
                     -------  -------  ------    ------  -----  -------
Oil - barrels
  South Cuyama field   199    $23.00   $4,577     167   $23.90   $3,991
  South Texas-Bonus      2.8   22.14       62
  Other                  *         *       17       1.3  26.15       34

Gas - mcf
  South Cuyama field    80      3.14      251     150     8.96    1,344
  South Texas-Bonus    125      3.11      389       4     2.75       11
  San Juan-New Mexico   37      2.05       76      38     4.66      177
  Merlin Prospect (1)   12      2.42       29      47     8.66      407
  Other                 45      2.51      113      31     4.71      146

NGLs - barrels
  South Cuyama field    11     10.45      115      10    20.20      202
  San Juan-New Mexico    3.6   11.39       41       3.7  17.03       63
  Other                  *         *        1       *        *        1
------------------------
* Not meaningful


(1) This field located in northern California is near the end of its economic life.

Current prices for (i) the South Cuyama field are about $23.39 for oil and $3.94 for gas (ii) South Texas-Bonus are about $22.50 for oil and $3.88 for gas and (iii) San Juan gas is about $3.58.

Current production to the 100% for the South Cuyama field is about 1,035 barrels per day (741 net to us.) Production a year ago was about 930 barrels per day (665 net to us.) There is no guarantee that the current production will be sustainable in the near future.

The table below (in thousands) shows lease operating expenses (LOE) for our primary fields.


                                                 2002          2001
                                                 ----          ----
South Cuyama field:
  LOE excluding electricity                    $2,054        $1,919
  Electricity                                   1,221           972
                                                -----         -----
                                                3,275         2,891

South Texas-Bonus                                  57            19
San Juan-New Mexico                                49            75
Other                                              93            39
                                                -----         -----
  Total                                        $3,474        $3,024
                                                =====         =====

Our oil revenue increased due to higher production in the South Cuyama field
as set forth in the table above.   Prices were about the same.

Although our gas and NGL production increased compared to last year, the prices dropped significantly as set forth in the table above. During the summer of 2001 we received abnormally high gas prices due to the California energy crisis.

As expected our electricity costs have increased due to higher rates and usage. DD&A increased because of lower reserve estimates. The impairment charges are discussed below. The $300,000 for employee stock options and the G&G costs were a one-time event.

QUARTER-TO-DATE COMPARISON
---------------------------

The table below (in thousands) provides sales data and average prices for the period.

                               2002                       2001
                      Sales   Average            Sales  Average
                      Volume   Price  Revenue    Volume  Price  Revenue
                     -------  -------  ------    ------  -----  -------
Oil - barrels
  South Cuyama field    71    $26.16   $1,857      58   $23.00   $1,334
  South Texas-Bonus      *         *       16
  Other                  *         *        4       *        *        6

Gas - mcf
  South Cuyama field    30      3.53      106      59     3.66      216
  South Texas-Bonus     29      3.62      105       4     2.75       11
  San Juan-New Mexico   11      2.36       26      10     2.10       21
  Merlin Prospect (1)    3      3.33       10      13     3.07       40
  Other                 22      2.32       51      12     3.00       36

NGLs - barrels
  South Cuyama field     3.5   11.43       40       3.4  13.82       47
  San Juan-New Mexico    1.2   13.33       16       1.2  12.50       15
  Other                  *         *        *       *        *        *
------------------------
* Not meaningful


(1) This field located in northern California is near the end of its economic life.

The table below (in thousands) shows lease operating expenses (LOE) for our primary fields.


                                                 2002          2001
                                                 ----          ----
South Cuyama field:
  LOE excluding electricity                    $  637        $  509
  Electricity                                     504           382
                                                -----         -----
                                                1,141           891

South Texas-Bonus                                  28             5
San Juan-New Mexico                                18            24
Other                                              21            13
                                                -----         -----
  Total                                        $1,208        $  933
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

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN ITEM 6 OF THE 2001 FORM 10-KSB AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
---------------------------------------------

South Cuyama Field
------------------

Two years ago the field's daily production averaged about 750 bopd. During the past two years, we have brought on new production through the recompletion of two wells and the drilling of two wells all of which were identified in our first 3-D seismic project. These wells raised our production to a peak of 1,190 bopd during the third quarter of 2002. Current production is at 1,035 bopd. The drop is due to a fast decline in initial production and the normal decline rate which we estimate to be about 8% per year. Currently, the four new wells provide about one-third of the daily production.

      Second 3-D Seismic Project
      --------------------------
We completed our second 3-D seismic project and the results should be known by March 2003. The cost to the 100% was about $1.3 million and our share was about $1 million, which was expensed during the third quarter.

WesternGeco, a division of Schlumberger, is the contractor for the project. This project covered about 36 square miles. The October 2000 3-D seismic project covered 10 square miles. When we purchased this field from ARCO twelve years ago, 3-D seismic was in its infancy and very expensive. We are very excited about the possibilities this second 3-D seismic project can bring to us.

      ARCO Indemnity
      --------------

As discussed in our 2001 Form 10-KSB, the SC Field was purchased from ARCO (Atlantic Richfield which is now part of BP p.l.c.) in May 1990. ARCO assumed certain environmental liabilities connected with their 40-year ownership of the field and gas plant. Part of the gas plant has not been operational during the past twenty-five years. Hereafter, we refer to ARCO's obligation as the "ARCO Indemnity." There is evidence of asbestos in the non-operational part of the gas plant. It is our position, and the opinion of our legal counsel, that the ARCO Indemnity covers future abandonment and clean-up costs
associated with this gas plant.    We have had several discussions with BP
regarding this matter and have retained a San Francisco law firm to assert our rights under the ARCO Indemnity.

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

Fulton Fuller
-------------

The Fulton Fuller exploratory gas well was placed on production in June 2001. Our cost was about $560,000. The well was a disappointment so we took a $436,000 impairment charge, based on estimated fair value, during the third quarter of 2001. We received an offer to purchase our interest in this property for $25,000 in July 2002 and recently accepted it. Based on a future net cash flow analysis we determined the well to be impaired. As such, we took an additional impairment charge of $79,000 during the quarter ended June 30, 2002, to reduce the net book value to the estimated realizable value of $25,000.

South Texas -Bonus
------------------

During the third and fourth quarter of 2001, we participated in a four-well developmental gas prospect in Wharton County, Texas. These wells are deep (about 14,000 feet) and expensive; the costs to drill and complete each well was about $5 million. We have a 5.5% WI (4.3% NRI). Our net book value in the prospect was about $1.1 million. During the second quarter of 2002, production from the prospect began to drop unexpectedly. As a result we reduced the proved reserves for these wells and based on a future net cash flow analysis determined that the property had been impaired. As such, we recorded an impairment of $840,000 to reduce the net book value of these wells to estimated fair market value.

There are no other significant changes or developments to report from what we disclosed in the 2001 Form 10-KSB.

ITEM 3.  CONTROLS AND PROCEDURES

     a)  Evaluation of Disclosure Controls and Procedures

         Our CEO, who is also our CFO, has evaluated the Company's disclosure controls and procedures as of November 14, 2002, and concluded that these controls and procedures are effective.

     b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 14, 2002.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K - none.


                                      SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HALLADOR PETROLEUM COMPANY

Dated:  November 14, 2002             By: /S/VICTOR P. STABIO
                                          Chief Executive Officer and
                                          Chief Financial Officer

                                          Signing on behalf of registrant
                                          and as principal financial officer.

                                  CERTIFICATION


I, Victor P. Stabio, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of Hallador Petroleum Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function) :

     a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002


        /S/ VICTOR P. STABIO
       Chief Executive Officer and Chief Financial Officer


 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hallador Petroleum Company (the "Company"), on Form 10-QSB for the quarterly period ended September 30,2002, as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), the undersigned, in the capacities and dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 14, 2002             By: /S/VICTOR P. STABIO
                                          Chief Executive Officer and
                                          Chief Financial Officer