Form 10KSB
period 2002-12-31
HALLADOR PETROLEUM CO
filed 2003-04-15
CIK 788965

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                             FORM 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes x No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

Our revenue for the year ended December 31, 2002 was about $7.8 million.

At April 4, 2003, we had 7,093,150 shares outstanding and the aggregate market value of such shares held by non-affiliates was about $1.2 million based on a price of $1.01, which was the last reported trade on that date.


DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 1.  DESCRIPTION OF BUSINESS

Hallador Petroleum Company, a Colorado corporation, was organized by our predecessor in 1949.

About six years ago, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 in Hallador Petroleum, LLP, a newly formed limited liability limited partnership. We are the general partner and received a 70% interest in the partnership in return for contributing our net assets and Yorktown representing the limited partners, received a 30% interest for its $5,025,000 cash contribution. As general partner, we consolidate the activity of the partnership and present the 30% limited partners' interest as a minority interest.

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

88% of our oil and gas revenue is attributable to the South Cuyama field (the "SC Field") located in Santa Barbara County, California, approximately 75 miles southwest from Bakersfield, California. We own 92% of Santa Barbara Partners
(SBP), an Oklahoma general partnership, which has a 93% working interest
(78% net revenue interest) in the SC Field. The SC Field's oil reserves consist of light oil at 29( gravity.

We operate oil and natural gas properties for our own account and for the account of others. We also review and evaluate producing oil and natural gas properties, companies, or other entities, which meet certain guidelines for acquisition purposes. Occasionally, we engage in the trading and acquisition of non-producing oil and gas mineral leases and fee-simple minerals.

Markets
-------

Our products are sold to various purchasers in the geographic area of the properties. Natural gas, after processing, is distributed through pipelines. Oil and natural gas liquids (NGLs) are distributed through pipelines or hauled by trucks. The principal uses for oil and natural gas are heating, manufacturing, power, and transportation.

At March 27, 2003, we were receiving $27.51 per barrel for our California oil production, which is $3.79 more than the average price received during 2002 and $1.44 less than the December 31, 2002 price. The SC Field's oil is sold to Pacific Marketing and Transportation LLC (an affiliate of Anschutz Exploration Company), pursuant to a "spot market" contract, which can be cancelled by either party with 30 days notice. The contract pays a $.20 per barrel premium to "spot market" postings. The SC Field's natural gas is sold to Coral Energy (an affiliate of Shell Oil Corporation), pursuant to a "spot market" contract, which can be cancelled by either party with 30 days notice.

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

During 2002, we incurred about $122,000 to comply with these recurring environmental regulations. We estimate that such expenditures for 2003 and for each year thereafter, in the foreseeable future, will approximate $134,000. We will continue to use our best efforts to comply with all applicable environmental laws and regulations. See Item 6 - Management's Discussion and Analysis (MD&A) for a discussion regarding idle wells in the SC Field and the ARCO Indemnity.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Location and General Character
------------------------------

Our primary operating areas consist of (i) the SC Field located 75 miles southwest from Bakersfield, California, and (ii) the San Juan Basin, located in the northwest corner of New Mexico. Revenue from the SC Field accounted for 88% of 2002 oil and gas revenue and San Juan Basin accounted for 2%.

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

Since inception, the SC Field is estimated to have produced over 222 million barrels of crude oil. Current oil production to the 100% is about 1,031 barrels per day. Currently, there are 67 producing wells. The wells produce from a depth range of 3,400 to 4,800 feet.

Sales and Price Data
--------------------

See Item 6 - MD&A

Producing Wells
---------------

As of April 4, 2003, we had a working interest in 63 gross (55 net) oil wells and 30 gross (6 net) gas wells.



Leasehold Interests
-------------------

The following table sets forth our gross and net acres of undeveloped oil and gas leases as of April 4, 2003:

                                         Gross                 Net
                                      --------               ------

     South Cuyama, California            6,814                3,970
     Montana                            10,108                4,488
     North Dakota                        4,617                1,517
     Utah                                5,777                5,777
     Wyoming                            76,480               65,561
                                       -------              -------
          Total                        103,796               81,313
                                       =======              =======

We have an interest in 3,077 gross (2,707 net) developed acres in the SC Field.

Drilling Activity
-----------------

From January 1, 2003 through April 4, 2003, there has been no drilling activity.

During 2002 we drilled one successful development oil/gas well in the SC Field. Although drilling was limited, we spent over $1 million on the 3-D seismic project. Under the successful efforts method of accounting we follow, such costs were expensed as incurred.



ITEM 3.  LEGAL PROCEEDINGS: None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board under the symbol "HPCO". The following table sets forth the high and low sales price for the periods indicated:

                                                     High         Low
                                                     ----        ----
       2003
          (January 1 through April 4, 2003)          $1.05       $0.70

       2002
          First quarter                               1.80        1.50
          Second quarter                              2.50        1.35
          Third quarter                               1.25        1.05
          Fourth quarter                              3.50        0.70

       2001
          First quarter                               4.19        1.75
          Second quarter                              5.00        4.25
          Third quarter                               4.25        4.25
          Fourth quarter                              4.00        1.75

During the last two years no dividends were paid. We have no present intention to pay any dividends in the foreseeable future.

At April 4, 2003 there were 411 holders of record of our common stock and the last recorded sales price was $1.01.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

Our financial statements should be read in conjunction with this discussion. Our primary operating areas consist of (i) the South Cuyama field (SC Field) located 75 miles southwest from Bakersfield, California, and (ii) the San Juan Basin, located in the northwest corner of New Mexico. The PV10 for SC Field represents 91% of our total PV10 and the PV10 for San Juan Basin represents 6%. Due to its significance, our value depends on the estimated future cash flows from the SC Field. We intend to maximize cash flow by continuing to increase oil and gas production and keeping operating expenses low. Future operations will also be affected by the results of the development and exploration activity discussed below.

About six years ago, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 in Hallador Petroleum, LLP, a newly formed limited liability limited partnership. We are the general partner and received a 70% interest in the partnership in return for contributing our net assets and Yorktown representing the limited partners, received a 30% interest for its $5,025,000 cash contribution. As general partner, we consolidate the activity of the partnership and present the 30% limited partners' interest as a minority interest.

Our profitability in any particular accounting period will be directly related to: (i) prices, (ii) production, (iii) lifting costs, and (iv) exploration activities. Accordingly, operating results will fluctuate from period to period based on these factors, among others.

What follows is a discussion of our two primary operating areas.

South Cuyama Field
------------------

Two years ago the field's daily production averaged about 750 bopd. During the past two years, we have brought on new production through the recompletion of two wells and the drilling of two wells all of which were identified in our first 3-D seismic project which was completed in October These wells raised our production to a peak of 1,190 bopd during the third quarter of 2002. Current production is at 1,031 bopd. The drop is due to a fast decline in initial production from the new wells and the normal decline rate from the old wells.

During October 2002, we completed our second 3-D seismic project and during the first quarter 2003 we completed the processing of the data and we are currently interpreting the data. Several drillable prospects have been identified. The cost to the 100% was about $1.3 million and our share was about $1 million.

This project covered about 36 square miles. The October 2000 3-D seismic project covered 10 square miles. When we purchased this field from ARCO twelve years ago, 3-D seismic was in its infancy and very expensive. We are very excited about the possibilities this second 3-D seismic project brought to us.

SOCAL
-----

Currently gas sales in the SC Field are 1,000 MCF per day. Southern California Gas Company (SOCAL), the pipeline company and our only outlet to sell gas has imposed a 1,000 MCF per day maximum limit. If it weren't for this limit, we believe we could sell substantially more than 1,000 MCF per day. If we are unable to sell more gas, we will have to curtail our exploration and development plans.

In late August 2002 we were notified by SOCAL that they would start enforcing stricter quality standards on our gas. Historically, SOCAL had accepted gas containing up to 6% inert gases and now they only accept gas containing up to 4% inert gases. Consequently, we had to install equipment costing approximately $376,000 in order to remove CO2 from our gas stream.
The majority of this cost was incurred in the first quarter of 2003. While the equipment was being installed, SOCAL would not allow us to sell gas during a 50-day period. This resulted in lost gas revenue of about $54,000 during the first quarter of 2003.

Hedging
------

Through mid February 2003, we had never entered into any commodity derivative agreements since acquiring the SC Field. During mid February 2003 oil prices in the field reached an unprecedented level of about $36 per barrel. For the first time we purchased puts on 23,000 barrels of oil for the month of June 2003 (strike price of $29.00 per barrel) and 16,500 barrels of oil for the month of July 2003 (average strike price of $30.48 per barrel). As of April 4, 2003 the value of these puts was $170,000.

ARCO Indemnity
--------------

The SC Field was purchased from ARCO (Atlantic Richfield which is now part of BP p.l.c.) in May 1990. As part of the Purchase and Sale Agreement, ARCO agreed to indemnify us for certain environmental liabilities connected with their 40-year ownership of the field and gas plant ("ARCO Indemnity"). Part of the gas plant has not been operational during the past twenty-five years. There is evidence of asbestos in the non-operational part of the gas plant. It is our position, and the opinion of our legal counsel, that the ARCO Indemnity covers future abandonment and clean-up costs associated with this gas plant. We have had several discussions with BP regarding this matter and have retained a San Francisco law firm to assert our rights under the ARCO Indemnity.

The costs to abandon and clean up the gas plant area and other oil and gas areas at the field will be significant. There is a chance, depending on the negotiations and legal proceedings with BP, that some or all of the costs could be borne by us. At this time we are unable to estimate what these costs could ultimately be but we expect that such costs could have a material adverse effect on our financial condition, results of operations and cash flows.

San Juan Basin
--------------

This gas field is located in the northwest corner of New Mexico in San Juan County. We have an interest in 20 wells and are the operator. These wells have long-lived reserves. Our WI in this field ranges from 5%-15% with NRIs between 5%-13%. At December 31, 2002, our net book value in this prospect is about $113,000. Three development wells are planned for 2003. The cost to the 100% to drill and complete each well will total about $600,000. Questar, a Salt Lake City company, will be the operator during the drilling phase.

Less Significant Operating Area
-------------------------------

     South Texas - Bonus
     -------------------

During the third and fourth quarter of 2001, we participated in a four-well developmental gas prospect in Wharton County, Texas. These wells are deep (about 14,000 feet) and expensive; the costs to drill and complete each well was about $5 million to the 100%. We have a 5.5% WI (4.3% NRI). At December 31, 2001, our net book value in the prospect was about $1.3 million. During the second quarter of 2002, production from the prospect began to drop unexpectedly. As a result we reduced the proved reserves for these wells and based on a future net cash flow analysis determined that the property had been impaired. As such, we recorded an impairment of $840,000 to reduce the net book value of these wells to estimated fair market value.

Catalytic Solutions Investment
------------------------------

During 1998, we invested $62,000 for a small ownership in Catalytic Solutions, Inc. (CSI), a private company, located in Oxnard, California (a Los Angeles suburb). CSI manufactures catalytic converters that reduce toxic emissions from internal combustion engines. During 2000, we invested another $113,000 in CSI. Our current ownership is less than 1%. Our average per share cost is about $8.20. CSI is in the process of raising additional capital and expects to sell shares at $13.

Partial Self-insurance for Employee Medical and Dental Costs
------------------------------------------------------------

Due to the rising costs in providing health care coverage for our employees we changed from a standard type of policy to a partially self-insured policy. For each year we are responsible for the first $5,700 of health care and $1,500 dental costs for each employee and their dependents. Our maximum exposure in any given year is about $130,000. Through December 31, 2002 we paid approximately $14,500 in claims and have accrued an additional $5,000.

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

In January 1999, the California legislature passed a bill, which increased our operator's bond from $100,000 to $250,000 over a five-year period. In addition, an idle well bill was passed to ensure that funds would be available to properly plug and abandon (P&A) California wells upon their depletion. Over the next ten years, as the SC Field's operator, we are required to place in an interest-bearing escrow account $500 per year for each idle well in the SC Field until such well is plugged and abandoned or until $5,000 has been deposited. Through December 31, 2002 we have made four installments totaling $270,000. We estimate that after ten annual installments we will have met the current funding obligation considering the interest to be earned. As the SC Field depletes, and more wells move from the producing category to the idle-well category we will have to increase our idle well deposits. Presently, there are 280 wells in the SC Field, approximately 151 are classified as "idle".

During 1999, we began amortizing, using the units-of-production method, our share of the estimated future costs ($2,200,000) to P&A the SC Field's 280 wells. Included in the DD&A expense for 2002 and 2001 was $310,000 and $154,000, respectively, associated with these estimated future costs.

In July 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to recognize the fair value of an asset retirement liability in the financial statements by capitalizing that cost as part of the cost of the related long-lived asset. The asset retirement liability should then be accreted to expense. The statement is effective
January 1, 2003.   Based on current estimates, upon adoption of SFAS 143, we
expect to record an additional $400,000-$500,000 for these asset retirement obligations. Under our current accounting policy we have already recorded $650,000 for such obligations. These obligations relate to the projected cost to plug and abandon oil and gas wells.

Liquidity and Capital Resources
--------------------------------

Cash and cash to be provided from operations are expected to enable us to meet our obligations as they become due during the next several years.

At December 31, 2002, we had borrowings of $251,000 outstanding under a revolving reserve-based credit facility that bore interest at a rate of 3.652%. The borrowing base has been established at $2,200,000. The borrowing base is scheduled to be redetermined on May 1 and November 1 of each year.

Borrowings under the Credit Agreement are secured by substantially all of our producing properties. Interest rates applied to borrowings under the Credit Agreement are determined by reference to the prime rate, or to LIBOR, at our election. A varying spread of 1.75% to 2.25% is added to LIBOR, based upon the loan usage ratio. Borrowings under the Credit Agreement are revolving loans until April 30, 2004, at which time all then outstanding borrowings are due. The Credit Agreement contains various financial covenants and other restrictions.

We have no special purpose entities and no off-balance sheet debt nor did we enter into any related party transactions during the two years ended December 31, 2002.

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------

The table below (in thousands) provides sales data and average prices for the period.

                               2002                       2001
                     ------------------------    ----------------------
                      Sales   Average            Sales  Average
                      Volume   Price  Revenue    Volume  Price  Revenue
                     -------  -------  ------    ------  -----  -------
Oil - barrels
  South Cuyama field   282    $23.09   $6,512     243   $21.74   $5,284
  Other                  9     18.22      164       8    18.13      145

Gas - mcf
  South Cuyama field    96      3.38      324     175     8.05    1,409
  San Juan - New Mexico 48      2.27      109      51     3.90      199
  Other                216      2.97      642     142     5.11      726


Oil revenue is up in 2002 due to higher prices and production; and gas revenue is down in 2002 primarily due to lower prices all as set forth in the table above.

The table below (in thousands) shows lease operating expenses (LOE) for our two primary fields.


                                                 2002          2001
                                                 ----          ----
South Cuyama field:
  LOE excluding electricity                    $2,883        $2,623
  Electricity                                   1,827         1,434
                                                -----         -----
                                                4,710         4,057

San Juan - New Mexico                              73            70
Other                                             175           100
                                                -----         -----
  Total                                        $4,958        $4,227
                                                =====         =====


LOE per equivalent barrel was $14.15 for 2002 and $13.41 for 2001. LOE increased due to higher electricity costs in the SC Field.

G&G costs relate to the October 2002 3-D seismic project in the SC Field; we did no seismic project during 2001.

Impairment of proved properties more than doubled due to the $840,000 impairment charge related to the South Texas - Bonus prospect discussed above.

DD&A increased due to a higher depletable base and to lower reserve estimates utilized in the depletion calculation for the first three quarters of 2002.
In the fourth quarter of 2002 DD&A expense was $361,000 and DD&A expense for each of the first three quarters of 2002 averaged $639,000. This lower DD&A expense for the fourth quarter of 2002 was due to higher reserve estimates at December 31, 2002 compared to December 31, 2001. This increase in reserves was due to higher oil prices.

The $300,000 expense for the purchase of employee stock options was a one-time event during 2001.

We do not expect to pay income taxes in the near term. In the United
States, the utilization of net operating loss carryforwards will reduce our effective federal tax rate from approximately 40% to approximately 4% in years we generate taxable income. We have recorded a $4 million asset for the future benefit of our United States carryforwards and other tax benefits. As of December 31, 2002, this asset was completely offset by a valuation allowance based upon our projection of realizability of the gross deferred tax asset. Fluctuations in industry conditions and trends will require periodic reviews of the recorded valuation allowance to determine if a decrease in the allowance is appropriate. A decrease in the allowance would result in an income tax benefit and a subsequent increase in the valuation allowance would decrease net income.

Risk Factors
------------

The six issues that cause us worry are:

     1. OPEC deciding to significantly increase production, which would result in a free-fall of oil prices.

     2. Although the SC Field has a 50-year operating history, the reserve estimates could be overstated.

     3. We never know what adverse rules or regulations could be passed by regulatory agencies such as the EPA (Environmental Protection Agency), BLM (Bureau of Land Management), DOG (California Division of Oil & Gas), and the SBAPCD (Santa Barbara County Air Pollution Control District).

     4. The SC Field is a high-water-cut oil field meaning that we move about 30,000 barrels of water per day in order to produce about 1,000 barrels of oil per day. Such fields have a high break-even point and consequently depend on a relatively high oil price to make money.

     5. California is prone to earthquakes. Certain types of earthquakes could shear the casing heads of our wells resulting in catastrophic damage to the SC Field. Earthquake insurance is cost prohibitive, and we have none.

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

Reserve Estimates
-----------------

Our estimates of oil and gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

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

At December 31, 2001 oil prices in the SC Field were $16.48. At that price cash flow from the SC Field is slightly positive. During March 2002 oil prices improved, if they had not improved, we would have taken an impairment charge on this field. Our net book value in the SC Field at December 31, 2002 was $5.7 million. Future undiscounted cash flows using December 31, 2002 prices were $27 million. If prices during 2003 decline below $20 per barrel and we conclude these low oil prices are not reasonably likely to improve, we could be required to take an impairment charge.

At December 31, 2001, our net book value in the South Texas - Bonus prospect was about $1.3 million. During the second quarter of 2002, production from the prospect began to drop unexpectedly. As a result we reduced our estimates of the proved reserves for these wells and based on a future net cash flow analysis determined that the property had been impaired. As such, we recorded an impairment of $840,000 to reduce the net book value of these wells to estimated fair market value.

In June 2002 we received an offer to purchase our interest in the Fulton Fuller exploratory gas well for $25,000 which we accepted in October 2002.
As such, we took an additional impairment charge of $79,000 during the quarter ended June 30, 2002, to reduce the net book value to the estimated realizable value of $25,000.

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

Future Abandonment Costs
------------------------

We make judgments based on historical experience and future expectations on the future abandonment cost, net of salvage value, of our oil and gas properties and equipment. We review our estimate of the future obligation periodically and accrue the estimated obligation monthly through the depletion calculations based on the units-of-production method. For properties other than the SC Field we estimate that the future abandonment cost, net of salvage value, will not be material. For the SC Field we are estimating such future costs to be $2.2 million, on an undiscounted unescalated basis. Based on reserve estimates we don't expect to begin plugging and abandoning activities for at least 20 years. See New Accounting Pronouncements - SFAS No. 143 discussed below.

New Accounting Pronouncements
-----------------------------

In December 2002 the Financial Accounting Standards Board issued SFAS No. 148,"Accounting for Stock-Based Compensation - Transition and Disclosure: an amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for financial statements for fiscal years ending after December 15, 2002. We will continue to account for stock-based compensation using the methods detailed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not have any pending or planned exit or disposal activities and do not expect a material effect on our financial position or results of operations from the adoption of this statement.

In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be evaluated under the provisions of Accounting Principles Board Opinion No. 30 and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement is effective for fiscal years beginning after May 15, 2002. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

In July 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to recognize the fair value of an asset retirement liability in the financial statements by capitalizing that cost as part of the cost of the related long-lived asset. The asset retirement liability should then be accreted to expense. The statement is
effective January 1, 2003.   Based on current estimates, upon adoption of
SFAS 143, we expect to record an additional $400,000-$500,000 for these asset retirement obligations. Under our current accounting policy we have already recorded $650,000 for such obligations. These obligations relate to the projected cost to plug and abandon oil and gas wells.

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Public Accountants - AA                         17

Independent Auditors' Report - KPMG                                   18

Consolidated Balance Sheet, December 31, 2002                         19

Consolidated Statement of Operations,
  Years ended December 31, 2002 and 2001                              20

Consolidated Statement of Cash Flows,
  Years ended December 31, 2002 and 2001                              21

Notes to Consolidated Financial Statements                            22

                      Report of Independent Public Accountants
                      ----------------------------------------

THE FOLLOWING REPORT IS A COPY OF THE PREVIOUSLY ISSUED REPORT FROM ARTHUR
ANDERSEN LLP ("AA").   AA DID NOT PERFORM ANY PROCEDURES IN CONNECTION WITH
THIS ANNUAL REPORT ON FORM 10-KSB . ACCORDINGLY, THIS REPORT HAS NOT BEEN REISSUED BY AA.

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

ARTHUR ANDERSEN LLP



Denver, Colorado
March 27, 2002





                                Independent Auditors' Report



The Board of Directors and Stockholders
Hallador Petroleum Company:

We have audited the 2002 consolidated financial statements of Hallador Petroleum Company (a Colorado corporation) and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 consolidated financial statements of Hallador Petroleum Company and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors' report dated March 27, 2002, on those consolidated financial statements was unqualified.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hallador Petroleum Company and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                KPMG



Denver, Colorado
April 4, 2003

                               Consolidated Balance Sheet
                                   December 31, 2002
                                    (in thousands)


ASSETS
Current assets:
   Cash and cash equivalents                                        $  1,647
   Accounts receivable-
      Oil and gas sales                                                  680
      Well operations                                                    146
                                                                     -------
           Total current assets                                        2,473
                                                                     -------
Oil and gas properties, at cost (successful efforts):
   Unproved properties                                                   247
   Proved properties                                                  25,058
   Less - accumulated depreciation,
      depletion, amortization and impairment                         (18,836)
                                                                     -------
                                                                       6,469
                                                                     -------
Oil and gas operator bonds                                               417
Investment in Catalytic Solutions                                        164
Other assets                                                              38
                                                                     -------
                                                                    $  9,561
                                                                     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                         $    527
   Oil and gas sales payable                                             185
                                                                     -------
          Total current liabilities                                      712
                                                                     -------
Bank debt                                                                251
                                                                     -------
Key employee bonus plan                                                  209
                                                                     -------
Future site restoration - South Cuyama Field                             653
                                                                     -------
Minority interest                                                      4,763
                                                                     -------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.10 par value;
       10,000,000 shares authorized; none issued
    Common stock, $ .01 par value; 100,000,000
       shares authorized, 7,093,150 shares issued                         71
Additional paid-in capital                                            18,061
Accumulated deficit*                                                 (15,159)
                                                                     -------
                                                                       2,973
                                                                     -------
                                                                    $  9,561
                                                                     =======

*Net income (loss) has been the only change in stockholders' equity during the past two years.

                                See accompanying notes.

                          Consolidated Statement of Operations
                                   December 31, 2002
                                      (in thousands)



                                                     Years ended December 31,
                                                       2002           2001
                                                      ------         ------
Revenue:
   Oil                                               $ 6,676        $ 5,429
   Gas                                                 1,075          2,334
   Gain on prospect sale                                                 67
   Interest and other                                     43            130
                                                      ------         ------
                                                       7,794          7,960
                                                      ------         ------
Costs and expenses:
   Lease operating                                     4,958          4,227
   Exploration costs
       Geological and geophysical                      1,059
       Dry hole expense                                   15            123
       Delay rentals                                     112             82
   Impairment - proved properties                        918            436
   Impairment - unproved properties                       22            229
   Depreciation, depletion and amortization            2,279          1,300
   General and administrative                            951            909
   California income tax (refund)                        (34)            63
   Purchase of employee stock options                                   300
   Interest                                               23             41
                                                      ------         ------
                                                      10,303          7,710
                                                      ------         ------
Income (loss) before minority interest                (2,509)           250
Minority interest                                        753            (75)
                                                      ------         ------
Net income (loss)                                    $(1,756)       $   175
                                                      ======         ======
Basic and diluted income (loss) per share            $ (0.25)       $  0.02
                                                      ======         ======
Weighted average shares outstanding-basic              7,093          7,093
                                                      ======         ======
Weighted average shares outstanding-diluted            7,093          7,508
                                                      ======         ======


                              See accompanying notes.

                         Consolidated Statement of Cash Flows
                                   December 31, 2002
                                    (in thousands)


                                                     Year ended December 31,
                                                       2002          2001
                                                      ------        ------
Cash flows from operating activities:
  Net income (loss)                                  $(1,756)        $  175
  Depreciation, depletion, and amortization            2,279          1,300
  Minority interest                                     (753)            75
  Impairment                                             940            665
  Change in accounts receivable                           54            419
  Change in payables and accrued liabilities             (45)          (605)
  Other                                                  (36)             6
                                                       -----          -----
    Net cash provided by operating activities            683          2,035
                                                       -----          -----
Cash flows from investing activities:
  Properties                                          (1,052)        (2,181)
  Other assets                                           (62)           (65)
                                                       -----          -----
    Net cash used in investing activities             (1,114)        (2,246)
                                                       -----          -----
Cash flows from financing activities:
  Repayment of debt                                                    (200)
                                                       -----          -----
Net (decrease) in cash and cash equivalents             (431)          (411)

Cash and cash equivalents, beginning of year           2,078          2,489
                                                       -----          -----
Cash and cash equivalents, end of year                $1,647         $2,078
                                                       =====          =====
Supplemental disclosure of cash flow information:
  Cash paid out for interest                          $   18         $   32
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

On July 21, 1997, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 in Hallador Petroleum, LLP, a newly formed limited liability limited partnership. We are the general partner and received a 70% interest in the partnership in return for contributing our net assets, and Yorktown, representing the limited partners, received a 30% interest for its $5,025,000 cash contribution. As general partner, we consolidate the activity of the partnership and present the 30% limited partners' interest as a minority interest.

We are a 92% partner in Santa Barbara Partners (SBP), a general partnership, and proportionately consolidate our investment in SBP, which has a 93% working interest in the South Cuyama field.

Oil and Gas Properties
----------------------

We account for our oil and gas activities using the successful efforts method of accounting. Under the successful efforts method, the costs of successful wells, development dry holes and productive leases are capitalized and amortized on a units-of-production basis over the remaining life of the related reserves. Exploratory dry hole costs and other exploratory costs, including geological and geophysical costs, and delay rentals are expensed as incurred. Cost centers for amortization purposes are determined on a field-by-field basis. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are accrued based on units-of-production. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense.

The carrying value of each field is assessed for impairment on a quarterly basis. If estimated future undiscounted net revenues are less than the recorded amounts, an impairment charge is recorded based on the estimated fair value of the field.

During the second quarter of 2002, production from the South Texas - Bonus prospect began to drop unexpectedly. As a result we reduced the proved reserves for these wells and based on a future net cash flow analysis determined that the property had been impaired. As such, we recorded an impairment of $840,000 to reduce the net book value of these wells to estimated fair market value. We recorded an additional impairment of $79,000 for the Fulton-Fuller exploratory gas well during the second quarter 2002.

Statement of Cash Flows
-----------------------

Cash equivalents include investments (primarily commercial paper) with maturities when purchased of three months or less.

Income Taxes
------------

Income taxes are provided based on the liability method of accounting pursuant to SFAS 109, Accounting for Income Taxes. The provision for income taxes is based on pretax financial taxable income. Deferred tax assets and liabilities are recognized for the future expected tax consequences of temporary differences between income tax and financial reporting and principally relate to differences in the tax basis of assets and liabilities and their reported amounts, using enacted tax rates in effect for the year in which differences are expected to reverse. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Earnings per Share
------------------

We follow the provisions of SFAS 128, Earnings Per Share. Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding stock options. Under the treasury stock method, options to purchase 415,000 shares of common stock were included in the calculation of diluted earnings per share for the year ended December 31, 2001. We excluded all 749,723 options in 2002 because they were anti dilutive.

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

Revenue Recognition
-------------------

We recognize oil and natural gas revenue from our interest in producing wells as natural gas and oil is produced and sold from those wells. We use the sales method of accounting for our revenue. Under the sales method, revenue is recognized based on actual volumes sold to purchasers. With natural gas production operations, joint owners may take more or less than the production volumes entitled to them under the governing operating agreement. We record a natural gas imbalance in other liabilities if our excess takes of natural gas exceed our remaining proved reserves for the property. No liability has been recorded for any excess volumes taken, as they do not exceed our share of remaining proved reserves.

Concentration of Credit Risk
---------------------------

Our revenues are derived principally from uncollateralized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects our overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions.

Catalytic Solutions Investment
------------------------------

During 1998, we invested $62,000 in Catalytic Solutions, Inc. (CSI), a private company, located in Oxnard, California (a Los Angeles suburb).
CSI manufactures catalytic converters that reduce toxic emissions from internal combustion engines. During 2000, we invested another $113,000 in CSI. Our current ownership is less than 1%. This investment is accounted for under the cost method.

Stock Based Compensation
------------------------

We account for our option plans under APB 25, Accounting for Stock Issued to Employees. Had compensation costs for the plans been determined consistent with SFAS 123, Accounting for Stock-Based Compensation, we would have estimated the fair value of each option grant using the Black-Scholes option-pricing model, with the following assumptions used for the 2002 grants (there were no grants in 2001): (i) risk free interest rate of 4.14%;
(ii) expected life of 10 years; (iii) expected volatility of 120%; and (iv) no dividend yield. The average fair value of options granted during 2002 was $1.19. Pro forma net loss for 2002 would have been $1,850,000, or $0.26 per share. The effect on 2001 was immaterial.

New Accounting Pronouncements
-----------------------------

In December 2002 the Financial Accounting Standards Board issued
SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and
Disclosure: an amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for financial statements for fiscal years ending after December 15, 2002. We will continue to account for stock-based compensation using the methods detailed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not have any pending or planned exit or disposal activities and do not expect a material effect on our financial position or results of operations from the adoption of this statement.

In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be evaluated under the provisions of Accounting Principles Board Opinion No. 30 and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement is effective for fiscal years beginning after May 15, 2002. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

In July 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to recognize the fair value of an asset retirement liability in the financial statements by capitalizing that cost as part of the cost of the related long-lived asset. The asset retirement liability should then be accreted to expense. The statement is
effective January 1, 2003.   Based on current estimates, upon adoption of
SFAS 143, we expect to record an additional $400,000-$500,000 for these asset retirement obligations. Under our current accounting policy we have already recorded $650,000 for such obligations. These obligations relate to the projected cost to plug and abandon oil and gas wells.



(2)  INCOME TAXES

The net deferred tax asset as of December 31, 2002 (in thousands) is comprised of the following:

    Deferred tax assets
      Federal and state net operating loss carryforwards        $ 2,838
      Statutory depletion carryforwards                             802
      Property, plat and equipment                                  253
      Other                                                         109
                                                                 ------
                                                                  4,002
    Valuation allowance                                          (4,002)
                                                                 ------
        Net deferred tax asset                                  $     0
                                                                 ======

With our history of losses, we believe that sufficient uncertainty exists regarding the realizability of our net deferred tax asset. We therefore recorded a valuation allowance to offset the entire deferred tax asset at December 31, 2002. We will continue to evaluate our net deferred tax asset and to the extent we may determine that it is more likely than not that an asset will be realized, the valuation allowance will be reduced accordingly.

Income tax expense (benefit) is different than the expected amount computed using the applicable federal statutory income tax rate of 35%. The reasons for and effects of such differences (in thousands) are as follows for the year ended December 31, 2002:



                                                    Year ended December 31, 2002
                                                     ---------------------------
    Expected amount                                             $  (615)
    Increase (decrease) from:
      Increase in valuation allowance                               607
      Permanent differences between financial statement
        income and taxable income                                   148
      State taxes, net of federal benefit, and other               (140)
                                                                 ------
    Total income tax expense (benefit)                          $     0
                                                                 ======



At December 31, 2002, we had U.S. net operating loss carryforwards of approximately $7 million to apply against future taxable income. Losses expire within 15-20 years after the date incurred or at various times from 2003 to 2022.

We also have statutory depletion carryforwards and minimum tax credit carryforwards which do not expire. U.S. net operating loss carryforwards would be subject to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three-year period. As of December 31, 2002, no such ownership change had occurred.


(3)  STOCK OPTIONS AND BONUS PLANS
     -----------------------------

Stock Option Plan
-----------------

In December 1995, we granted to our CEO 620,000 options and another 62,000 options to other employees at an exercise price of $1.00. These options are fully vested. During 1999, we issued 68,000 options with an exercise price of $1.00, which are also fully vested. No options were granted during 2000 and 2001. In January 2001, we purchased from certain employees 177,777 options leaving 572,223 options outstanding all of which were exercisable at $1.00 on December 31, 2001. In August 2002, the Company issued 177,500 incentive stock options to certain employees at an exercise price of $1.25 per share. These options, which expire August 31, 2012, vested one-third at date of grant and the remaining over two years. Total issued and outstanding options at December 31, 2002 were 749,723 of which 631,386 are exercisable. All options were granted at fair value.

On January 19, 2001, we purchased from certain employees 177,777 options at a cost of $1.6875 per option (about $300,000), which was recorded as compensation expense in January 2001. Since December 1995 no options have been exercised.

Options to purchase a 3% partnership interest in Hallador Petroleum, LLP are outstanding as of December 31, 2002. The exercise price for these options was based on the fair market value on the date of grant.

401-(k) Plan
------------

We maintain a 401(k) Plan, in which all full-time employees are able to participate after six months of service. We match dollar-for-dollar up to 4% of all employee contributions when oil prices are $13.00 or greater per barrel; vesting occurs immediately. Our contributions for 2002 and 2001 were $40,000 and $44,000, respectively.

Key Employee Bonus Plan
-----------------------

At present, Mr. Stabio, CEO, is the only participant in the key employee bonus plan. Bonuses are computed based on cash flow attributed to the SC Field plus accrued interest on the bonus plan liability at 30-day risk free rates.
Amounts accrued for 2002 and 2001 were $24,000 and $40,000, respectively.
This liability will not be paid until the earliest of the following events occur; (i) voluntary or involuntary termination of the participant's employment; (ii) our merger or sale or a sale of substantially all of our assets, or (iii) the exercise by a participant of any of our stock options which requires a payment by the participant of more than $100,000. Upon approval of the Board of Directors, in October 2002, Mr. Stabio received a distribution from the plan in the amount of $150,000. As of December 31, 2002, the liability to Mr. Stabio was $209,000. The amounts accrued are unfunded and unsecured.

(4)  MAJOR CUSTOMERS
    ----------------

During 2002, 82% of the SC Field's oil production was purchased by Pacific Marketing and Transportation LLC, and in 2001 they purchased 65%.

(5)  LONG-TERM DEBT:
     ---------------
At December 31, 2002, we had borrowings of $251,000 outstanding under a reserve-based, revolving credit facility that bore interest at a rate of 3.652%. The borrowing base has been established at $2,200,000. The borrowing base is scheduled to be redetermined on May 1 and November 1 of each year.

Borrowings under the Credit Agreement are secured by substantially all of our producing properties. Interest rates applied to borrowings under the Credit Agreement are determined by reference to the prime rate, or to LIBOR, at our election. A varying spread of 1.75% to 2.25% is added to LIBOR, based upon the loan usage ratio. Borrowings under the Credit Agreement are revolving loans until April 30, 2004, at which time all then outstanding borrowings are due. the Credit Agreement contains various financial covenants and other restrictions.

(6)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Oil and Gas Operator Bonds - South Cuyama Field
-----------------------------------------------

In January 1999, the California legislature passed a bill, which increased our operator's bond from $100,000 to $250,000 to be phased in over a five-year period. In addition, an idle well bill was passed to ensure that funds would be available to properly plug and abandon (P&A) California wells upon their depletion. Over the next ten years, we as the SC Field's operator, are required to place in an interest-bearing escrow account $500 per year for each idle well in the SC Field until such well is plugged and abandoned or until $5,000 has been deposited for each well. Through December 31, 2002 we have made four installments totaling $270,000. We estimate that after 10 annual installments we will have met the current funding obligation considering the interest to be earned. As the SC Field depletes, and more wells move from the producing category to the idle-well category we will have to increase our idle well deposits. Presently, there are 280 wells in the SC Field, 151 of which are classified as "idle".

During 1999, we began amortizing, using the units-of-production method, our share of the estimated future costs ($2,200,000) to P&A the SC Field's 280 wells. Included in the DD&A expense for 2002 and 2001 was $310,000 and $154,000, respectively, associated with these estimated future costs.

ARCO Indemnity
--------------

The SC Field was purchased from ARCO (Atlantic Richfield which is now part of BP p.l.c.) in May 1990. As part of the Purchase and Sale Agreement, ARCO agreed to indemnify us for certain environmental liabilities connected with their 40-year ownership of the field and gas plant ("ARCO Indemnity"). Part of the gas plant has not been operational during the past twenty-five years. There is evidence of asbestos in the non-operational part of the gas plant. It is our position, and the opinion of our legal counsel, that the ARCO Indemnity covers future abandonment and clean-up costs associated with this gas plant. We have had several discussions with BP regarding this matter and have retained a San Francisco law firm to assert our rights under the ARCO Indemnity.

The costs to abandon and clean up the old gas plant area and other oil and gas areas at the field will be significant. There is a chance, depending on the negotiations and legal proceedings with BP, that some or all of the costs could be borne by us. At this time we are unable to estimate what these costs could ultimately be but we expect that such costs could have a material adverse effect on our financial condition, results of operations and cash flows.

Partial Self-insurance for Employee Medical and Dental Costs
------------------------------------------------------------

Due to the rising costs in providing health care coverage for our employees we changed from a standard type of policy to a partially self-insured policy. For each year we are responsible for the first $5,700 of health care and $1,500 dental costs for each employee and their dependents. Our maximum exposure in any given year is about $130,000. Through December 31, 2002 we paid approximately $14,500 in claims and have accrued an additional $5,000.

(7)  OIL AND GAS RESERVE DATA (UNAUDITED)
     ------------------------------------

The following reserve estimates for the years ended December 31, 2002 and 2001 were prepared by a sole-proprietor consulting petroleum engineer based on data we supplied. Be cautious that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates.

Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods. There were no significant proved undeveloped reserves at December 31, 2002. Proved undeveloped gas reserves at December 31, 2001 were 742 MMCF. During 2002 these reserves were reclassified to proved-developed behind pipe.

At December 31, 2002 the oil price in the SC Field was $29.00. Based on this price the field has an estimated economic life of 20 years. At December 31, 2001 the oil price in the SC field was $16.48. Based on that price the field had an estimated economic life of two years.



                       Analysis of Changes in Proved Developed Reserves
                                       (in thousands)

                                                     Oil           Gas
                                                    (BBLs)        (MCF)
                                                   -------       -------
Balance at December 31, 2000                         2,390        1,881
  Revisions of previous estimates (1)               (1,667)        (584)
  Discoveries                                           97        1,573
  Production                                          (251)        (368)
                                                    ------       ------
Balance at December 31, 2001                           569        2,502
  Revisions of previous estimates (1)                1,527          484
  Discoveries                                           73           24
  Production                                          (291)        (360)
                                                    ------       ------
Balance at December 31, 2002                         1,878        2,650
                                                    ======       ======
Net of 30% minority interest                         1,315        1,855
                                                    ======       ======

(1) Due to low oil prices at December 31, 2001, we took a significant downward revision for the SC Field's reserves; such reserves were reinstated at December 31, 2002 due to higher oil prices.

The following table (in thousands) sets forth a standardized measure of the discounted future net cash flows attributable to our proved developed oil and gas reserves (hereinafter referred to as "SMOG"). Future cash inflows were computed using December 31, 2002 and 2001 product prices of $29.00 and $16.48 for oil, and $4.02 and $2.29 for gas, respectively. Future production costs represent the estimated future expenditures to be incurred in producing the reserves, assuming continuation of economic conditions existing at year-end. Discounting the annual net cash inflows at 10% illustrates the impact of timing on these future cash inflows.




                                                     2002         2001
                                                    ------       ------
Future Revenue
  Oil                                              $53,600      $ 8,300
  Gas                                                9,200        6,200
                                                    ------       ------
Future cash inflows                                 62,800       14,500
Future cash outflows - production costs            (35,200)      (9,700)
Future income taxes                                 (4,000)
                                                    ------       ------
Future net cash flows                               23,600        4,800
10% discount factor                                 (7,100)        (900)
                                                    ------       ------
SMOG                                               $16,500      $ 3,900
                                                    ======       ======
Net of 30% minority interest                       $11,550      $ 2,730
                                                    ======       ======

The following table (in thousands) summarizes the principal factors comprising the changes in SMOG:

                                                     2002         2001
                                                    ------       ------

 SMOG, beginning of year                          $ 3,900     $ 11,600
   Sales of oil and gas, net of production costs   (2,793)      (3,540)
   Net changes in prices and production costs      15,093       (9,060)
   Revisions                                                      (300)
   Discoveries                                      1,400        3,900
   Change in income taxes                          (1,500)         200
   Accretion of discount                              400        1,100
                                                   ------       ------
SMOG, end of year                                 $16,500      $ 3,900
                                                   ======       ======


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: Not applicable.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

CORTLANDT S. DIETLER, 81, has been one of our directors since November 1995. From April 1995 to October 1999 he was CEO of TransMontaigne Inc. and is currently Chairman of the Board. He also serves as a director of Carbon Energy Corporation, Forest Oil Corporation and Cimarex Energy Company.

DAVID HARDIE, 52 is the Chairman of the Board and has served as a director since July 1989. He is a General Partner of Hallador Venture Partners LLC, the General Partner of Hallador Venture Fund II & III. Mr. Hardie is also a director of Freedom Communications Company based in Irvine, California and serves as a director and partner of other private entities that are owned by members of his family.

STEVEN HARDIE, 48 has been a director since 1994. He and David Hardie are brothers. For the last 17 years he has been a self-employed film producer. He also serves as a director and partner of other private entities that are owned by members of his family.

BRYAN H. LAWRENCE, 60, has been one of our directors since November 1995. He is a founder and senior manager of Yorktown Partners LLC that manages investment partnerships formerly affiliated with Dillon, Read & Co. Inc., an investment-banking firm (Dillon Read.) He had been employed with Dillon, Read since 1966, serving most recently as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. He also serves as a Director of Carbon Energy Corporation, D&K Healthcare Resources, Inc., TransMontaigne, Inc., and Vintage Petroleum, Inc. (each a United States public company), and Cavell Energy Corp. (a Canadian public company) and certain non-public companies in the energy industry in which Yorktown partnership holds equity interests including Inc., PetroSantander Inc., Savoy Energy, L.P., Athanor B.V., Camden Resources, Inc., and Crosstex
Energy Holdings, Inc., ESI Energy Services Inc., Ellora Energy Inc.,
Dernick Resources Inc., Cinco Natural Resources Corp., Approach Resources
Inc. and Peak Energy Resources Inc.  Mr. Lawrence is a graduate of
Hamilton College, and also has a MBA from Columbia University.

VICTOR P. STABIO, 55, is our President, CEO, CFO and a director. He joined us in March 1991 as our President and CEO and has been active in the oil and gas business for the past 30 years.


ITEM 10.   EXECUTIVE COMPENSATION

                                  SUMMARY COMPENSATION TABLE

                                     Annual Compensation
                          ---------------------------------------------
Name and Principal                                       Other Annual
Position                  Year   Salary    Bonus (1)   Compensation (2)
---------------------     ----  ---------  ----------  ----------------
Victor P. Stabio, CEO     2002   $132,300   $ 24,000       $  6,000
                          2001    120,800     66,800        133,800 (3)
                          2000    110,500     94,700          5,900


(1) Includes amounts, payments of which are deferred, pursuant to the Key Employee Bonus Plan.

(2) Our contribution to the 401(k) Plan.

(3) Includes the purchase of 75,000 stock options at a cost of $1.6875 per option or $126,500 during 2001.

During 1997, Mr. Stabio was granted an option to purchase 1.75% of Hallador Petroleum, LLP for $294,000 that expires December 31, 2010.

No options were exercised during the last three years.

On January 19, 2001 we purchased 75,000 options from Mr. Stabio at a cost of $1.6875 per option or $126,500.

In October 2002, Mr. Stabio received a distribution in the amount $150,000 from the Key Employee Bonus Plan, as authorized by the Board of Directors.

At December 31, 2002 Mr. Stabio had 545,000 exercisable options of which none were in-the-money.

Change in Control Arrangements
------------------------------

As of December 31, 2002, we have accrued $209,000 payable to Mr. Stabio pursuant to the key employee bonus plan. The $209,000 will become payable upon our merger/sale or sale of substantially all of our assets or his voluntary or involuntary termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table is as of April 4, 2003.


      Name                            No. Shares (1)    % of Class (1)
------------------------------------  ---------------   -------------
David Hardie and Steven Hardie as       3,346,069             47
Nominee for Hardie Family Members (2)

Victor P. Stabio (3)                      609,937              8

Cortlandt S. Dietler (4)                  100,000              1

Bryan H. Lawrence (5)                   2,328,500             33

SBC Warburg Dillion Read Inc. (6)         421,500              6

All directors and executive officer
 as a group (3)                         6,384,506             89


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

(6) SBC Warburg Dillon Read Inc.'s address is 680 Washington Boulevard, 7th Floor, Stamford, CT 06901


                         EQUITY COMPENSATION PLAN INFORMATION

                                                            Number of securities
                 Number of Securities  Weighted-average     remaining available
                 to be issued upon     exercise price of    for future issuance
                 exercise of           outstanding options  under equity
Plan Category    outstanding options   warrants and rights  compliance plans
-------------    ---------------------  -------------------  -------------------
Equity compensation
Plans approved by
Security holders            749,723             $1.06                   277

Equity compensation
Plans not approved
By security holders               0                 0                     0


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                      PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     3.1 Restated Articles of Incorporation of Kimbark Oil and Gas Company, effective September 24, 1987 (1)
     3.2 Articles of Amendment to Restated Articles of Incorporation of Kimbark Oil & Gas Company, effective December 14, 1989, to effect change of name to Hallador Petroleum Company and to change the par value and number of authorized shares of common stock (1)
     3.3 Amendment to Articles of Incorporation dated December 31, 1990 to effect the one-for-ten reverse stock split (2)
     3.4  By-laws of Hallador Petroleum Company, effective November 9, 1993 (4)
    10.1 Composite Agreement and Plan of Merger dated as of July 17, 1989, as amended as of August 24, 1989, among Kimbark Oil & Gas Company, KOG Acquisition, Inc., Hallador Exploration Company and Harco Investors, with Exhibits A, B, C and D (1)
    10.2  Hallador Petroleum Company 1993 Stock Option Plan *(3)
    10.3  Hallador Petroleum Company Key Employee Bonus Compensation Plan *(3)
    10.4  First Amendment to the 1993 Stock Option Plan *(6)
    10.5  First Amendment to Key Employee Bonus Compensation Plan *(6)
    10.6  Stock Purchase Agreement with Yorktown dated November 15, 1995 (6)
    10.7  Second Amendment to Key Employee Bonus Compensation Plan *(7)
    10.8  Hallador Petroleum, LLP Agreement (9)
    10.9  Hallador Petroleum, LLP Stock Option Agreement *(9)
    10.10 ARCO Indemnity - excerpt from the Purchase and Sale Agreement dated January 29, 1990 by and between Atlantic Richfield Corporation and Stream Energy, Inc. (10)
    21.1  List of Subsidiaries (2)
    99.1  SOX 906 Certification (11)
    -------------------
    (1) Incorporated by reference (IBR) to the 1989 Form 10-K.
    (2) IBR to the 1990 Form 10-K.
    (3) IBR to the 1992 Form 10-KSB.
    (4) IBR to the 1993 Form 10-KSB.
    (5) Not used.
    (6) IBR to the 1995 Form 10-KSB.
    (7) IBR to the September 30, 1996 Form 10-QSB.
    (8) IBR to the September 30, 1997 Form 10-QSB.
    (9) IBR to the December 31, 1997 Form 10-KSB.
   (10) IBR to the December 31, 2001 Form 10-KSB.
   (11) Filed herewith.
     *  Management contracts or compensatory plans.
(b) No reports on Form 8-K were filed during the 2002 fourth quarter

ITEM 14.  CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our CEO as appropriate to allow timely decisions regarding required disclosure.

Within the 90-day period prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our CEO of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO, who is also our CFO, concluded that our disclosure controls and procedures are effective for the purposes discussed above. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                               SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            HALLADOR PETROLEUM COMPANY

                             BY:/S/VICTOR P. STABIO
                                   VICTOR P. STABIO, CEO


Dated:  April 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/ DAVID HARDIE          Chairman                       April 14, 2003
    DAVID HARDIE


/S/ VICTOR P. STABIO      CEO, Principal Financial       April 14, 2003
    VICTOR P. STABIO      and Accounting Officer
                          and Director


/S/ BRYAN LAWRENCE        Director                       April 14, 2003
    BRYAN LAWRENCE




                                  CERTIFICATION

I, Victor P. Stabio, certify that:

1. I have reviewed this annual report on Form 10-KSB of Hallador Petroleum Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report my conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   April 14, 2003

        /S/VICTOR P. STABIO
        Victor P. Stabio
        Chief Executive Officer and Chief Financial Officer