Form 10QSB
period 2003-03-31
HALLADOR PETROLEUM CO
filed 2003-05-20
CIK 788965

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.  20549

                                      FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2003

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
                            (Issuer's telephone numbers)



Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]


Shares outstanding as of May 14, 2003: 7,093,150

PART I - FINANCIAL INFORMATION

                              Consolidated Balance Sheet
                                   (in thousands)

                                                  March 31,      December 31,
                                                    2003            2002*
                                                 ---------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                         $ 2,805         $ 1,647
  Fair value of crude oil put options (cost $83)        140
  Accounts receivable-
    Oil and gas sales                                   848             680
    Well operations                                     193             146
                                                     ------          ------
       Total current assets                           3,986           2,473
                                                     ------          ------
Oil and gas properties, at cost (successful efforts):
  Unproved properties                                   249             247
  Proved properties                                  25,212          25,058
  Less - accumulated depreciation,
    depletion and amortization                      (19,089)        (18,836)
                                                     ------          ------
                                                      6,372           6,469
                                                     ------          ------
Oil and gas operator bonds                              417             417
Investment in Catalytic Solutions                       164             164
Other assets                                             37              38
                                                     ------          ------
                                                    $10,976         $ 9,561
                                                     ======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities          $   686         $   527
  Oil and gas sales payable                             650             185
                                                     ------          ------
       Total current liabilities                      1,336             712
                                                     ------          ------
Bank debt                                               244             251
                                                     ------          ------
Key employee bonus plan                                 227             209
                                                     ------          ------
Future site restoration-South Cuyama Field              935             653
                                                     ------          ------
Minority interest                                     4,912           4,763
                                                     ------          ------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; none issued
  Common stock, $.01 par value; 100,000,000
    shares authorized, 7,093,150 shares issued           71              71
  Additional paid-in capital                         18,061          18,061
  Accumulated deficit                               (14,810)        (15,159)
                                                     ------          ------
                                                      3,322           2,973
                                                     ------          ------
                                                    $10,976         $ 9,561
                                                     ======          ======
------------------------------
*Derived from the Form 10-KSB.


                               See accompanying notes.

                            Consolidated Statement of Operations
                                      (in thousands)

                                                Three months ended March 31,
                                                    2003            2002
                                                   ------          ------
Revenue:
  Oil                                              $2,103          $1,322
  Gas                                                 348             257
  Unrealized gain on crude oil put options             57
  Interest and other                                   55               8
                                                    -----           -----
                                                    2,563           1,587
                                                    -----           -----
Costs and expenses:
  Lease operating                                   1,237           1,075
  Exploration costs                                    20              19
  Depreciation, depletion and amortization            285             692
  General and administrative                          342             231
                                                    -----           -----
                                                    1,884           2,017
                                                    -----           -----
Income (loss) before cumulative effect of
  change in accounting principle                      679            (430)
Cumulative effect of change in accounting
  principle                                          (181)
                                                    -----           -----
Income (loss) before minority interest                498            (430)

Minority interest                                    (149)            129
                                                    -----           -----
Net income (loss)                                  $  349          $ (301)
                                                    =====           =====
Income (loss) per share - basic and diluted:
  Before cumulative effect of change in accounting
    principal                                      $  .07          $ (.04)
  Cumulative effect of change in accounting
    principle                                        (.02)
                                                    -----           -----
  Net income (loss)                                $  .05          $ (.04)
                                                    =====           =====

Weighted average shares outstanding - basic         7,093           7,093
                                                    =====           =====

                                See accompanying notes.

                            Consolidated Statement of Cash Flows
                                     (in thousands)

                                                  Three months ended March 31,
                                                      2003            2002
                                                     ------          ------
Net cash provided by operating activities            $1,245         $   121
                                                     ------           -----
Cash flows from investing activities:
  Properties                                            (86)           (379)
  Other assets                                           (1)             37
                                                     ------           -----
    Net cash used in investing activities               (87)           (342)
                                                     ------           -----
Net increase (decrease)in cash and cash equivalents   1,158            (221)

Cash and cash equivalents, beginning of period        1,647           2,078
                                                     ------           -----
Cash and cash equivalents, end of period            $ 2,805          $1,857
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

2. Our organization and business, the accounting policies we follow and other information are contained in the notes to our financial statements filed as part of our 2002 Form 10-KSB. This quarterly report should be read in conjunction with that annual report.

3. In July 2001, the Financial Accounting Standards Board approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations."
    SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 on January 1, 2003 and increased our liability for asset retirement obligations by $264,000 (using an 8% discount rate) and recorded a cumulative effect of change in accounting principle of $181,000. For the three months ended March 31, 2003, we recognized $18,000 of accretion on the liability as a component of depletion expense.

    The following sets forth the pro forma effect on net earnings and earnings per share for the three months ended March 31, 2002 as if SFAS No. 143 had been adopted on January 1, 2002:


                                       Three months ended March 31, 2002
                                     (In thousands, except per share data)
                                     -------------------------------------
       Net loss:
         As reported                                 $(301)
         Pro forma                                    (329)

       Basic and diluted net loss per share:
         As reported                                  (.04)
         Pro forma                                    (.05)

    If SFAS No. 143 had been adopted as of January 1, 2002, the pro forma asset retirement obligation at that date would have been $850,000.

4. As allowed in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," we continue to apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in recording compensation related to our plan. The supplemental disclosures required by SFAS No. 123, as amended in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," related to our stock option plan are presented below.

    Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee's option rights. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for option grants made in 2002 (there were no grants issued in the first quarter of 2003):

                                                    2002
                                                   ------
       Expected option life                          10 years
       Volatility                                   120%
       Risk-free interest rate                     4.14%

    Had compensation cost for our stock based compensation plan been based upon the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123 using the Black Scholes model, our net income and earnings per share would have been recorded as the pro forma amounts indicated below for the three months ended March 31, 2003 and 2002 (in thousands, except per share data):

                                                         2003        2002
                                                        ------      ------
      Net income (loss):
        As reported                                     $ 349      $(301)
        Pro forma                                         337       (317)

      Basic and diluted net income (loss) per share:
        As reported                                       .05       (.04)
        Pro forma                                         .05       (.04)

5. Through mid February 2003, we had never entered into any commodity derivative agreements since acquiring the SC Field. During mid February 2003 oil prices in the field reached a level of about $36 per barrel. For the first time we purchased puts on 23,000 barrels of oil for the month of June 2003 (strike price of $29.00 per barrel) and 16,500 barrels of oil for the month of July 2003 (average strike price of $30.48 per barrel). Our total investment was $83,000. At March 31, 2003 the fair value of these puts was $140,000. During the second quarter we sold the puts for $122,000. Our net gain from this transaction was $39,000. For accounting purposes we realized a gain of $57,000 in the first quarter and in the second quarter we will recognize a loss of $18,000.

                            HALLADOR PETROLEUM COMPANY
           Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------

The table below (in thousands) provides sales data and average prices for the period.

                                 2003                  2002
                       Sales   Average            Sales  Average
                       Volume   Price  Revenue    Volume  Price  Revenue
                      -------  -------  ------    ------  -----  -------
Oil - barrels
  South Cuyama field     65     $31.71   $2,061     70     $18.29   $1,280
  Other                   2      21.00       42      3      14.00       42

Gas - mcf
  South Cuyama field      21      5.81      122      27      2.41       65
  San Juan - New Mexico   13      4.77       62      13      1.46       19
  Other                   27      6.07      164      73      2.37      173


Oil and gas revenue increased due to higher prices offset by lower production as set forth in the table above. Oil and gas production in the South Cuyama field declined due to the natural depletion of the field which is over 50 years old. Decrease in other gas production was due to the significant production decline in our South Texas - Bonus field. As previously disclosed, we took an impairment charge of $840,000 in the second quarter of 2002 for this field.

Current prices for the South Cuyama field are about $26.00 for oil and $5.38 for gas and San Juan gas is about $4.00.

The table below (in thousands) shows lease operating expenses (LOE) for our two primary fields.

                                                 2003          2002
                                                 ----          ----
South Cuyama field:
  LOE excluding electricity                     $  858        $  688
  Electricity                                      320           319
                                                 -----         -----
                                                 1,178         1,007

San Juan - New Mexico                               26            16
Other                                               33            52
                                                 -----         -----
  Total                                         $1,237        $1,075
                                                 =====         =====

LOE in the field increased due to higher operating expenses relating to the new equipment we had to install in the first quarter of 2003 in order to remove CO2 from our gas stream. Furthermore, when oil prices are high, we perform more repair and maintenance in the field compared to when prices are low (see the table above for 2003 and 2002 average oil prices.)

The increase in G&A was due to higher 2002 audit and tax fees -$35,000, accruals for 2003 audit and tax fees - $15,000, higher employee costs - $40,000, and other minor increases of $21,000.

DD&A decreased due to higher reserve estimates at March 31, 2003 compared to March 31, 2002. The increase in reserves was due to higher oil prices.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash flow from operations are expected to enable us to meet our obligations as they become due during the next several years.

    Bank Debt
    ---------

The SC Field, our principal asset, is pledged to U. S. Bank National Association under a $2,200,000 revolving line of credit which was renewed on March 31, 2002. At March 31, 2003 we owed $244,000 under this line. On April 28, 2003 the loan was paid off.


THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN ITEM 6 OF THE 2002 FORM 10-KSB AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
---------------------------------------------

     South Cuyama Field
     -------------------

Based on the results of our 3-D project we have identified four wildcat sites located outside the field boundaries. Also, we have identified six developmental drilling opportunities within the boundaries of the field. We plan to drill one wildcat and two to three development locations before the end of 2003.

     San Juan Basin - New Mexico
     ---------------------------

Two successful development gas wells were drilled during April. We expect to assign proved developed reserves of at least 1 BCF per well. Our net revenue interest in these wells is about 5%. Three more development gas wells are planned within the next four months.



Crude Oil Put Options
---------------------

Through mid February 2003, we had never entered into any commodity derivative agreements since acquiring the SC Field. During mid February 2003 oil prices in the field reached a level of about $36 per barrel. For the first time we purchased puts on 23,000 barrels of oil for the month of June 2003 (strike price of $29.00 per barrel) and 16,500 barrels of oil for the month of July 2003 (average strike price of $30.48 per barrel). Our total investment was $83,000. At March 31, 2003 the fair value of these puts was $140,000. During the second quarter we sold the puts for $122,000. Our net gain from this transaction was $39,000. For accounting purposes we realized a gain of $57,000 in the first quarter and in the second quarter we will recognize a loss of $18,000.

SFAS No. 143 - "Accounting for Asset Retirement Obligations"
------------------------------------------------------------

In July 2001, the Financial Accounting Standards Board approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. We adopted

SFAS No. 143 on January 1, 2003 and increased our liability for asset Retirement obligations by $264,000 (using an 8% discount rate) and recorded a cumulative effect of change in accounting principle of $181,000. For the three months ended March 31, 2003, we recognized $18,000 of accretion on the liability as a component of depletion expense.

There are no other significant changes or developments to report from what we disclosed in the 2002 Form 10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

Item 5.  Other information.



On Thursday, June 19, 2003 at 9:30 MDT at our offices, we are holding a "Informational Meeting" for all shareholders. This meeting is intended to provide our shareholders with an overview of our activities and operations. It will also provide a forum for any questions you may have. If you plan to attend, please contact Rebecca Palumbo at 800.839.5506.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     99 - SOX 906 Certification

(b)  No reports on Form 8-k were filed during the quarter.

                                      SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HALLADOR PETROLEUM COMPANY

Dated:  May 20, 2003                  By: /S/VICTOR P. STABIO
                                          Chief Executive Officer and
                                          Chief Financial Officer

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

Date:  May 20, 2003

/S/Victor P. Stabio
   Chief Executive Officer and Chief Financial Officer