Form 10QSB
period 2003-06-30
HALLADOR PETROLEUM CO
filed 2003-08-14
CIK 788965

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.  20549

                                      FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2003

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
                            (Issuer's telephone numbers)



Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]


Shares outstanding as of August 14, 2003: 7,093,150

PART I - FINANCIAL INFORMATION

                              Consolidated Balance Sheet
                                   (in thousands)


                                                   June 30,      December 31,
                                                     2003            2002*
                                                  ---------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                         $ 2,943         $ 1,647
  Accounts receivable-
    Oil and gas sales                                   783             680
    Well operations                                     262             146
                                                     ------          ------
       Total current assets                           3,988           2,473
                                                     ------          ------
Oil and gas properties, at cost (successful efforts):
  Unproved properties                                   249             247
  Proved properties                                  25,321          25,058
  Less - accumulated depreciation,
    Depletion, amortization and impairment          (19,270)        (18,836)
                                                     ------          ------
                                                      6,300           6,469
                                                     ------          ------
Oil and gas operator bonds                              507             417
Investment in Catalytic Solutions                       164             164
Other assets                                             35              38
                                                     ------          ------
                                                    $10,994         $ 9,561
                                                     ======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities          $ 1,086         $   527
  Oil and gas sales payable                             414             185
                                                     ------          ------
       Total current liabilities                      1,500             712
                                                     ------          ------
Bank debt                                                               251
                                                     ------          ------
Key employee bonus plan                                 236             209
                                                     ------          ------
Future site restoration-South Cuyama Field              954             653
                                                     ------          ------
Minority interest                                     4,933           4,763
                                                     ------          ------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; none issued
  Common stock, $.01 par value; 100,000,000
    shares authorized, 7,093,150 shares issued           71              71
  Additional paid-in capital                         18,061          18,061
  Accumulated deficit                               (14,761)        (15,159)
                                                     ------          ------
                                                      3,371           2,973
                                                     ------          ------
                                                    $10,994         $ 9,561
                                                     ======          ======
*Derived from the Form 10-KSB.



                                   See accompanying notes.

                            Consolidated Statement of Operations
                                      (in thousands)

                                           Six months ended  Three months ended
                                               June 30,           June 30,
                                            2003      2002     2003     2002
                                           ------    ------   ------   ------
Revenue:
  Oil                                      $3,828    $2,881   $1,725   $1,559
  Gas                                         835       559      487      302
  Realized gain (loss) on crude oil puts       39                (18)
  Interest and other                           70        25       15       17
                                            -----     -----    -----    -----
                                            4,772     3,465    2,209    1,878
                                            -----     -----    -----    -----
Costs and expenses:
  Lease operating                           2,731     2,266    1,494    1,191
  Exploration costs                           145        47      125       28
  Impairment-Fulton Fuller gas well                      79                79
  Impairment-S.E. Bonus Field                           840               840
  Depreciation, depletion and
    amortization                              562     1,346      277      654
  General and administrative                  585       450      243      217
                                            -----     -----    -----    -----
                                            4,023     5,028    2,139    3,009
                                            -----     -----    -----    -----
Income (loss) before cumulative effect of
  change in accounting principle              749    (1,563)      70   (1,131)

Cumulative effect of change in
  accounting principle                       (181)
                                            -----     -----    -----    -----
Income (loss) before minority interest        568    (1,563)      70   (1,131)

Minority interest                            (170)      469      (21)     339
                                            -----     -----    -----    -----
Net income (loss)                          $  398   $(1,094)  $   49   $ (792)
                                            =====     =====    =====    =====
Income (loss) per share-
  basic and diluted:
  Before cumulative effect of change in
    accounting principle                   $  .07   $  (.15)  $  .01   $ (.11)
  Cumulative effect of change in
    accounting principle                     (.02)
                                            -----     -----    -----    -----
Net income (loss)                          $  .05    $ (.15)  $  .01   $ (.11)
                                            =====     =====    =====    =====
Weighted average shares outstanding-
  basic                                     7,093     7,093    7,093    7,093
                                            =====     =====    =====    =====


                                   See accompanying notes.

                            Consolidated Statement of Cash Flows
                                     (in thousands)


                                                   Six months ended June 30,
                                                      2003          2002
                                                     ------          ------
Net cash provided by operating activities            $1,548          $1,029
                                                     ------           -----
Cash flows from investing activities:
  Properties                                           (262)           (966)
  Operator bonds                                        (90)            (52)
                                                     ------           -----
    Net cash used in investing activities              (352)         (1,018)
                                                     ------           -----
Cash flows from financing activites:
  Debt retirement                                      (251)
  Cash calls from joint interest owners                 351
                                                     ------
    Net cash from financing activities                  100
                                                     ------
Net increase in cash and cash equivalents             1,296              11

Cash and cash equivalents, beginning of period        1,647           2,078
                                                     ------           -----
Cash and cash equivalents, end of period            $ 2,943          $2,089
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

3. In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. We adopted
   SFAS No. 143 on January 1, 2003 and increased our liability for asset retirement obligations by $264,000 (using an 8% discount rate) and recorded a cumulative effect of change in accounting principle of $181,000. For the six months ended June 30, 2003, we recognized $37,000 of accretion on the liability as a component of depletion expense.

   Had SFAS No. 143 been adopted on January 1, 2002, the pro forma net loss would have been $1,147,000 and the pro forma net loss per share would have been $(.16) for the six months ended June 30, 2002 and the pro forma asset retirement obligation at January 1, 2002 would have been $850,000.

4. As allowed in SFAS No. 123, "Accounting for Stock-Based Compensation," we continue to apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in recording compensation related to our plan. The supplemental disclosures required by SFAS No. 123, as amended in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure,"
    related to our stock option plan are presented below.

   Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee's option rights. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for option grants made in 2002 (there were no grants issued in the first six months of 2003):

                                                      2002
                                                     -----
      Expected option life                              10 years
      Volatility                                       120%
      Risk-free interest rate                         4.14%

   Had compensation cost for our stock based compensation plan been based upon the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123 using the Black-Scholes model, our net income and earnings per share would have been recorded as the pro forma amounts indicated below for the six months ended June 30, 2003 and 2002 (in thousands, except per share data):

                                                   2003       2002
                                                  -----      -----
   Net income (loss):
     As reported                                   $ 398    $(1,094)
     Pro forma                                       373     (1,127)

   Basic and diluted net income (loss) per share:
     As reported                                     .05       (.15)
     Pro forma                                       .05       (.16)

5. Through mid February 2003, we had never entered into any commodity derivative agreements since acquiring the SC Field. During mid February 2003 oil prices in the field reached a level of about $36 per barrel.
   For the first time we purchased puts on 23,000 barrels of oil for the month of June 2003 (strike price of $29.00 per barrel) and 16,500 barrels of oil for the month of July 2003 (average strike price of $30.48 per barrel). Our total investment was $83,000. At March 31, 2003 the fair value of these puts was $140,000. During the second quarter we sold the puts for $122,000. Our net gain from this transaction was $39,000. For accounting purposes we realized a gain of $57,000 in the first quarter and in the second quarter we recognized a loss of $18,000.

6. As discussed in previous filings, the SC Field was purchased from ARCO (Atlantic Richfield which is now part of BP p.l.c.) in May 1990. As part of the Purchase and Sale Agreement, ARCO agreed to indemnify us for certain environmental liabilities connected with their 40-year ownership of the field and gas plant ("ARCO Indemnity"). Part of the gas plant has not been operational during the past twenty-five years. There is evidence of asbestos in the non-operational part of the gas plant. It is our position, and the opinion of our legal counsel, that the ARCO Indemnity covers future abandonment and clean-up costs associated with this gas plant. We have had several discussions with BP regarding this matter and have retained a San Francisco law firm to assert our rights under the ARCO Indemnity. BP continues to deny any responsibility.

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

                                 HALLADOR PETROLEUM COMPANY
               Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------

The table below (in thousands) provides sales data and average prices for the period.

                                 2003                      2002
                       Sales   Average            Sales  Average
                       Volume   Price  Revenue    Volume  Price  Revenue
                      -------  -------  ------    ------  -----  -------
Oil - barrels
  South Cuyama field     130    $28.82    $3,746    135   $20.70   $2,795
  Other                    5     16.40        82      6    14.33       86

Gas - mcf
  South Cuyama field      79      5.56       439     49     2.96      145
  San Juan-New Mexico     26      4.57       119     26     1.92       50
  Other                   45      6.15       277    128     2.84      364



Oil and gas revenue increased due to higher prices as set forth in the Table above. Decrease in other gas production was due to the significant Production decline in our South Texas - Bonus field. As previously disclosed, we took an impairment charge of $840,000 in the second quarter of 2002 for this field.

Current prices for the South Cuyama field are about $29.42 for oil and $5.00 for gas and San Juan gas is about $4.40.

The table below (in thousands) shows lease operating expenses (LOE) for our two primary fields.

                                                 2003          2002
                                                 ----          ----
South Cuyama field:
  LOE excluding electricity                     $1,900        $1,439
  Electricity                                      694           696
                                                 -----         -----
                                                 2,594         2,135

San Juan-New Mexico                                 78            30
Other                                               59           101
                                                 -----         -----
  Total                                         $2,731        $2,266
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

The increase in exploration costs was due primarily to a late billing for $64,000 relating to 3-D work performed in the fourth quarter 2002.

The increase in G&A was due to higher 2002 audit and tax fees - $35,000, accruals for 2003 audit and tax fees - $25,000, higher employee costs - $32,000, higher legal fees associated with the ARCO Indemnity and SOCAL negotiations - $24,000, and other minor increases of $19,000.

DD&A decreased due to higher reserve estimates at June 30, 2003 compared to June 30, 2002. The increase in reserves was due to higher oil prices.

QUARTER-TO-DATE COMPARISON
--------------------------

The table below (in thousands) provides sales data and average prices for the period.

                                 2003                      2002
                       Sales   Average            Sales  Average
                       Volume   Price  Revenue    Volume  Price  Revenue
                      -------  -------  ------    ------  -----  -------
Oil - barrels
  South Cuyama field    64      $26.33    $1,685     65    $23.32   $1,516
  Other                  4       10.00        40      3     14.33       43

Gas - mcf
  South Cuyama field    58        5.47       317     23      3.48       80
  San Juan-New Mexico   13        4.38        57     13      2.38       31
  Other                 19        5.95       113     55      3.47      191





The table below (in thousands) shows lease operating expenses (LOE) for our primary fields.

                                                 2003          2002
                                                 ----          ----
South Cuyama field:
  LOE excluding electricity                     $1,042        $  752
  Electricity                                      374           377
                                                 -----         -----
                                                 1,416         1,129

San Juan-New Mexico                                 52            13
Other                                               26            49
                                                 -----         -----
  Total                                         $1,494        $1,191
                                                 =====         =====


The explanations above for the year-to-date comparisons also apply to the quarter-to-date comparisons, other than for G&A.

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

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN ITEM 6 OF THE 2002 FORM 10-KSB AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
---------------------------------------------

     South Cuyama Field
     -------------------

Based on the results of our 3-D project we have identified four wildcat sites located outside the field boundaries. Also, we have identified six developmental drilling opportunities within the boundaries of the field. During July 2003 we drilled three development wells. We are still in the process of perforating and production testing. It is too early to assign reserves to these wells, but the results are encouraging. The wildcat wells outside the field will not be drilled until sometime next year and no further development drilling is planned for this year.

     SOCAL
     -----

Currently gas sales in the SC Field are 1,000 MCF per day. Southern California Gas Company (SOCAL), the pipeline company and our only outlet to sell gas has imposed a 1,000 MCF per day maximum limit. If it weren't for this limit, we believe we could sell 1,800 MCF per day. If we are unable to sell more gas, we will have to curtail our exploration and development plans. We have been negotiating with SOCAL to increase the capacity from 1,000 MCF per day to 3,000 MCF per day. We should know in the next 30 days the results of these negotiations.

ARCO Indemnity
--------------

As discussed in previous filings, the SC Field was purchased from ARCO (Atlantic Richfield which is now part of BP p.l.c.) in May 1990. As part of the Purchase and Sale Agreement, ARCO agreed to indemnify us for certain environmental liabilities connected with their 40-year ownership of the field and gas plant ("ARCO Indemnity"). Part of the gas plant has not been operational during the past twenty-five years. There is evidence of asbestos in the non-operational part of the gas plant. It is our position, and the opinion of our legal counsel, that the ARCO Indemnity covers future abandonment and clean-up costs associated with this gas plant. We have had several discussions with BP regarding this matter and have retained a San Francisco law firm to assert our rights under the ARCO Indemnity. BP continues to deny any responsibility.

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

     San Juan Basin - New Mexico
     ---------------------------

Two successful development gas wells were drilled during April. In July and August, we drilled three more successful development gas wells. These five wells cost about $3 million to the 100%. We have an approximate 10% WI in these five wells. We expect to assign proved developed gas reserves to the 100% of between 1 BCF and 1.5 BCF per well. Our net revenue interest in these wells is about 6%. One more development gas well is planned before the end of the year and that will conclude our development activity in this area.

Crude Oil Put Options
---------------------

Through mid February 2003, we had never entered into any commodity derivative agreements since acquiring the SC Field. During mid February 2003 oil prices in the field reached a level of about $36 per barrel. For the first time we purchased puts on 23,000 barrels of oil for the month of June 2003 (strike price of $29.00 per barrel) and 16,500 barrels of oil for the month of July 2003 (average strike price of $30.48 per barrel). Our total investment was $83,000. At March 31, 2003 the fair value of these puts was $140,000.
During the second quarter we sold the puts for $122,000. Our net gain from this transaction was $39,000. For accounting purposes we realized a gain of $57,000 in the first quarter and in the second quarter we recognized a loss of $18,000.

Predecessor Entity
------------------

Over the past 12 years we have paid about $200,000 to properly plug and abandon 12 or so sites which were previously plugged and abandoned by Kimbark Oil & Gas Company, our predecessor entity. For the six months ended June 30, 2003 and 2002, we have spent less than $2,000 for these type of costs. We do not expect any more notices from state regulatory jurisdictions regarding improperly P&A wells, but it is possible that there could be more.

SFAS No. 143 - "Accounting for Asset Retirement Obligations"
------------------------------------------------------------

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 on January 1, 2003 and increased our liability for asset retirement obligations by $264,000 (using an 8% discount rate) and recorded a cumulative effect of change in accounting principle of $181,000. For the six months ended June 30, 2003, we recognized $37,000 of accretion on the liability as a component of depletion expense.

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

As of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our CEO of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO, who is also our CFO, concluded that our disclosure controls and procedures are effective for the purposes discussed above. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     31 - SOX 302 Certification
     32 - SOX 906 Certification

(b) Form 8-K dated June 27, 2003 - Item 4. Change in Registrant's Certifying Accountant.

                                    Signature

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      HALLADOR PETROLEUM COMPANY

Dated:  August 14, 2003              By: /S/VICTOR P. STABIO
                                          Chief Executive Officer and
                                          Chief Financial Officer

                                          Signing on behalf of registrant
                                          and as principal financial officer.