Form 10QSB
period 2003-09-30
HALLADOR PETROLEUM CO
filed 2003-11-14
CIK 788965

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.  20549

                                      FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2003

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
                            (Issuer's telephone numbers)



Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]


Shares outstanding as of November 14, 2003: 7,093,150

PART I - FINANCIAL INFORMATION

                              Consolidated Balance Sheet
                                   (in thousands)


                                                 September 30,    December 31,
                                                     2003            2002*
                                                  ---------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                         $ 4,220         $ 1,647
  Accounts receivable-
    Oil and gas sales                                   569             680
    Well operations                                     306             146
                                                     ------          ------
       Total current assets                           5,095           2,473
                                                     ------          ------
Oil and gas properties, at cost (successful efforts):
  Unproved properties                                   364             247
  Proved properties                                  26,047          25,058
  Less - accumulated depreciation,
    depletion, amortization and impairment          (19,556)        (18,836)
                                                     ------          ------
                                                      6,855           6,469
                                                     ------          ------
Oil and gas operator bonds                              507             417
Investment in Catalytic Solutions                       164             164
Other assets                                             34              38
                                                     ------          ------
                                                    $12,655         $ 9,561
                                                     ======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities          $ 2,508         $   527
  Oil and gas sales payable                             266             185
                                                     ------          ------
       Total current liabilities                      2,774             712
                                                     ------          ------
Bank debt                                                               251
                                                                     ------
Key employee bonus plan                                 236             209
                                                     ------          ------
Future site restoration-South Cuyama Field              974             653
                                                     ------          ------
Minority interest                                     5,043           4,763
                                                     ------          ------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; none issued
  Common stock, $.01 par value; 100,000,000
    shares authorized, 7,093,150 shares issued           71              71
  Additional paid-in capital                         18,061          18,061
  Accumulated deficit                               (14,504)        (15,159)
                                                     ------          ------
                                                      3,628           2,973
                                                     ------          ------
                                                    $12,655         $ 9,561
                                                     ======          ======
*Derived from the Form 10-KSB.



                                   See accompanying notes.

                            Consolidated Statement of Operations
                                      (in thousands)

                                          Nine months ended  Three months ended
                                             September 30,      September 30,
                                            2003      2002     2003     2002
                                           ------    ------   ------   ------
Revenue:
  Oil                                      $5,686    $4,813   $1,858   $1,933
  Gas                                       1,296       858      461      298
  Crude oil class action settlement           153                153
  Interest and other                          117        35        8       10
                                            -----     -----    -----    -----
                                            7,252     5,706    2,480    2,241
                                            -----     -----    -----    -----
Costs and expenses:
  Lease operating                           3,963     3,474    1,232    1,208
  Exploration costs -
    Geological and geophysical                 64     1,031             1,031
    Dry hole                                  223                223
    Plug and abandonment                       42                 42
    Delay rentals                             106        55       44        9
    Unproved properties                        19
  Impairments -
    Fulton Fuller gas well                               79
    S.E. Bonus Field                                    840
    Unproved properties                                  18                18
  Depreciation, depletion and amortization    868     1,918      306      572
  General and administrative                  850       640      265      190
                                            -----     -----    -----    -----
                                            6,135     8,055    2,112    3,028
                                            -----     -----    -----    -----
Income (loss) before cumulative effect of
  change in accounting principle            1,117    (2,349)     368     (787)

Cumulative effect of change in
  accounting principle                       (181)
                                            -----     -----    -----    -----
Income (loss) before minority interest        936    (2,349)     368     (787)

Minority interest                            (281)      705     (110)     236
                                            -----     -----    -----    -----
Net income (loss)                          $  655   $(1,644)  $  258   $ (551)
                                            =====     =====    =====    =====
Income (loss) per share-basic and diluted:
  Before cumulative effect of change in
    accounting principle                   $  .11   $  (.23)  $  .04   $ (.08)
  Cumulative effect of change in
    accounting principle                     (.02)
                                            -----     -----    -----    -----
  Net income (loss)                        $  .09    $ (.23)  $  .04   $ (.08)
                                            =====     =====    =====    =====
Weighted average shares outstanding-
  basic                                     7,093     7,093    7,093    7,093
                                            =====     =====    =====    =====


                                   See accompanying notes.

                            Consolidated Statement of Cash Flows
                                     (in thousands)


                                                Nine months ended September 30,
                                                      2003            2002
                                                     ------          ------
Net cash provided by operating activities            $2,893          $1,206
                                                     ------           -----
Cash flows from investing activities:
  Properties                                           (945)           (993)
  Operator bonds                                        (91)            (53)
                                                     ------           -----
    Net cash used in investing activities            (1,036)         (1,046)
                                                     ------           -----
Cash flows from financing activites:
  Debt retirement                                      (251)
  Cash calls from joint interest owners                 967
                                                     ------
    Net cash from financing activities                  716
                                                     ------
Net increase in cash and cash equivalents             2,573             160

Cash and cash equivalents, beginning of period        1,647           2,078
                                                     ------           -----
Cash and cash equivalents, end of period            $ 4,220          $2,238
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

3. In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. We adopted
    SFAS No. 143 on January 1, 2003 and increased our liability for asset retirement obligations by $264,000 (using an 8% discount rate) and recorded a cumulative effect of change in accounting principle of $181,000. For the nine months ended September 30, 2003, we recognized $56,000 of accretion on the liability as a component of depletion expense.

    Had SFAS No. 143 been adopted on January 1, 2002, the pro forma net loss would have been $1,725,000 and the pro forma net loss per share would have been $(.24) for the nine months ended September 30, 2002 and the pro forma asset retirement obligation at January 1, 2002 would have been $850,000.

4. As allowed in SFAS No. 123, "Accounting for Stock-Based Compensation," we continue to apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in
    recording compensation related to our plan.   The pro forma effect on our
    net income (loss) was not material for any of the periods presented. No grants were issued during the first nine months of 2003.

5. As discussed in previous filings, the SC Field was purchased from ARCO (Atlantic Richfield which is now part of BP p.l.c.) in May 1990. As part of the Purchase and Sale Agreement, ARCO agreed to indemnify us for certain environmental liabilities connected with their 40-year ownership of the field and gas plant ("ARCO Indemnity"). Part of the gas plant has not been operational during the past twenty-five years. There is evidence of asbestos in the non-operational part of the gas plant. It is our position, and the opinion of our legal counsel, that the ARCO Indemnity covers future abandonment and clean-up costs associated with this gas plant. We have had several discussions with BP regarding this matter and have retained a San Francisco law firm to assert our rights under the ARCO Indemnity. BP continues to deny any responsibility.

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

                                 HALLADOR PETROLEUM COMPANY
               Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------

The table below (in thousands) provides sales data and average prices for the period.

                                 2003                      2002
                      ------------------------    ----------------------
                       Sales   Average            Sales  Average
                       Volume   Price  Revenue    Volume  Price  Revenue
                      -------  -------  ------    ------  -----  -------
Oil - barrels
  South Cuyama field     194    $28.66    $5,560    210   $22.34   $4,692
  Other                    6     21.00       126      7    17.31      121

Gas - mcf
  South Cuyama field     135      5.39       728     80     3.14      251
  San Juan-New Mexico     43      4.51       194     38     2.00       76
  Other                   63      5.93       374    181     2.93      531


Oil revenue increased primarily due to higher prices as set forth in the table above. Gas revenue increased due to higher prices and production, even though there was a significant production decline in our South Texas - Bonus field.
As previously disclosed, we took an impairment charge of $840,000 in the second quarter of 2002 for this field.

During 1999 we agreed to participate in a class action suit against certain purchasers of crude oil in the state of California covering
1986 through 1998. The case was settled during the third quarter of 2003 and our share of the judgment, after contingent legal fees, was approximately $153,000.

Current prices for the South Cuyama field are about $27.40 for oil and $4.74 for gas and San Juan gas is about $4.60.

The table below (in thousands) shows lease operating expenses (LOE) for our two primary fields.

                                                 2003          2002
                                                 ----          ----
South Cuyama field:
  LOE excluding electricity                     $2,761        $2,054
  Electricity                                    1,152         1,221
  Electricity refund                              (115)

                                                 -----         -----
                                                 3,798         3,275

San Juan-New Mexico                                 87            49
Other                                               78           150
                                                 -----         -----
                                                $3,963        $3,474
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

The $64,000 in G&G costs relate to a late billing for the 3-D work performed in the fourth quarter of 2002. The $223,000 in dry hole expense relates to the dry hole drilled in the SC Field in the third quarter of this year. In addition we spent $42,000 to properly plug and abandon a well in southern Colorado, which was drilled by our predecessor over 20 years ago. Delay rentals increased due to exploration activity we are planning next year on leases we acquired near the SC Field. These sites were identified by the 3-D project we performed last year.

The increase in G&A was due to higher 2002 audit and tax fees - $35,000, accruals for 2003 audit and tax fees - $25,000, state taxes - $43,000, higher employee costs - $50,000, higher legal fees associated with the ARCO Indemnity and SOCAL negotiations - $24,000, donations - $13,000, and other minor increases of $20,000.

DD&A decreased due to higher reserve estimates at September 30, 2003 compared to September 30, 2002. The increase in reserves was due to higher oil prices.

 QUARTER-TO-DATE COMPARISON
--------------------------

The table below (in thousands) provides sales data and average prices for the period.

                                 2003                      2002
                      ------------------------    ----------------------
                       Sales   Average            Sales  Average
                       Volume   Price  Revenue    Volume  Price  Revenue
                      -------  -------  ------    ------  -----  -------
Oil - barrels
  South Cuyama field    65      $27.90   $1,814    75     $25.29   $1,897
  Other                  2       22.00       44     1.6    22.50       36

Gas - mcf
  South Cuyama field    56        5.16      289    30       3.53      106
  San Juan-New Mexico   17        4.41       75    11       2.36       26
  Other                 18        5.38       97    54       3.07      166

The table below (in thousands) shows lease operating expenses (LOE) for our primary fields.

                                                 2003          2002
                                                 ----          ----
South Cuyama field:
  LOE excluding electricity                     $  860        $  637
  Electricity                                      458           504
  Electricity refund                              (115)
                                                 -----         -----
                                                 1,203         1,141

San Juan-New Mexico                                  8            18
Other                                               21            49
                                                 -----         -----
  Total                                         $1,232        $1,208
                                                 =====         =====

For the most part, the explanations above for the year-to-date comparisons also apply to the quarter-to-date comparisons.

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

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN ITEM 6 OF THE 2002 FORM 10-KSB AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
---------------------------------------------

     South Cuyama Field
     -------------------

Based on the results of our 2002 3-D project we have identified four wildcat sites located outside the field boundaries. Also, we have identified six developmental drilling opportunities within the boundaries of the field. During July 2003 we drilled three gas wells; one was a dry hole, one was successful and the other was marginal. It is too early to assign reserves to these wells, but the results are encouraging. The wildcat wells outside the field will not be drilled until sometime next year and no further development drilling is planned for this year.

Of the 63 oil wells in the field, five account for 60% of the oil production. Two gas wells account for 90% of the gas production. Due to air quality regulations in Santa Barbara County we began a project to electrify the field. This project began seven years ago, and all but one oil and gas well is electrified. Although we have higher electricity costs, the repairs and maintenance expenses are lower because electrical engines are much cheaper to maintain than combustion engines.

     SOCAL
     -----

Currently gas sales in the SC Field are 1,000 MCF per day. Southern California Gas Company (SOCAL), the pipeline company and our only outlet to sell gas has imposed a 1,000 MCF per day maximum limit. If it weren't for this limit, we believe we could sell 2,500 MCF per day. If we are unable to sell more gas, we will have to curtail our exploration and development plans. We have been negotiating with SOCAL to increase the capacity from 1,000 MCF per day to 3,000 MCF per day. Recent negotiations with SOCAL have proved fruitless, and we don't know when and if our capacity will increase. Our gas reserves should last for at least 8 years producing at this low rate of 1,000 MCF per day. Considering the time value of money, we would much rather be producing at a much higher rate.

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

      San Juan Basin - New Mexico
     ---------------------------

Two successful development gas wells were drilled during April. During the third quarter we drilled four more successful development gas wells. These six wells cost about $3.6 million to the 100%. We have an approximate 10% WI in these six wells. We expect to assign proved developed gas reserves to the 100% of between 1 BCF and 1.5 BCF per well. Our net revenue interest in these wells is about 8%. No more drilling is planned for the near future.

Predecessor Entity
------------------

Over the past 12 years we have paid about $250,000 to properly plug and abandon 12 or so sites which were previously plugged and abandoned by Kimbark Oil & Gas Company, our predecessor entity. For the quarter ended September 30, 2003, we spent $42,000 to properly plug and abandon a well in southern Colorado, which was drilled by our predecessor over 20 years ago. We do not expect any more notices from state regulatory jurisdictions regarding improperly P&A wells, but it is possible that there could be more.

SFAS No. 143 - "Accounting for Asset Retirement Obligations"
------------------------------------------------------------

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 on January 1, 2003 and increased our liability for asset retirement obligations by $264,000 (using an 8% discount rate) and recorded a cumulative effect of change in accounting principle of $181,000. For the nine months ended September 30, 2003, we recognized $56,000 of accretion on the liability as a component of depletion expense.

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


                                      HALLADOR PETROLEUM COMPANY

Dated:  November 14, 2003            By: /S/VICTOR P. STABIO
                                          Chief Executive Officer and
                                          Chief Financial Officer

                                          Signing on behalf of registrant
                                          and as principal financial officer.