Form 10KSB
period 2003-12-31
HALLADOR PETROLEUM CO
filed 2004-04-14
CIK 788965

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                             FORM 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                   For the fiscal year ended December 31, 2003

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

Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act: Common Stock,$.01 par value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes x No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

Our revenue for the year ended December 31, 2003 was about $9.6 million.

At April 9, 2004, we had 7,093,150 shares outstanding and the aggregate market value of such shares held by non-affiliates was about $1.9 million based on a price of $1.55, which was the last reported trade on that date.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 1.  DESCRIPTION OF BUSINESS

General Description of Business
-------------------------------

Hallador Petroleum Company, a Colorado corporation, was organized by our predecessor in 1949.

About seven years ago, Yorktown Energy Partners II and affiliates (Yorktown)invested $5,025,000 in Hallador Petroleum, LLP, a newly formed limited liability limited partnership. We are the general partner and received a 70% interest in the partnership in return for contributing our net assets and Yorktown representing the limited partners, received a 30% interest for its $5,025,000 cash contribution. As general partner, we consolidate the activity of the partnership and present the 30% limited partners' interest as a minority interest.

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

90% of our oil and gas revenue is attributable to the South Cuyama field (the "Field") located in Santa Barbara County, California, about 75 miles southwest from Bakersfield, California. We own 92% of Santa Barbara Partners (SBP), an Oklahoma general partnership, which has a 93% working interest (78% net revenue interest) in the Field. The Field's oil reserves consist of light oil at 29 degrees gravity.

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

At April 5, 2004, we were receiving $32.11 per barrel for our California oil production, which is $3.50 higher than the average price received during 2003 and $1.78 higher than the December 31, 2003 of $30.33. The Field's oil is sold to Pacific Marketing and Transportation LLC (an affiliate of Anschutz Exploration Company), pursuant to a "spot market" contract, which can be cancelled by either party with 30 days notice. The contract pays a $.20 per barrel premium to "spot market" postings.

The Field's natural gas is sold to Coral Energy (an affiliate of Shell Oil Corporation), pursuant to a "spot market" contract, which can be cancelled by either party with 30 days notice.

Competition
-----------

The oil and gas industry is highly competitive. We encounter competition from major and independent oil companies in acquiring economically desirable producing properties, drilling prospects, and even the equipment and labor needed to drill,operate and maintain our properties. Competition is intense with respect to the acquisition of producing and partially developed properties. We compete with companies having financial resources and technical staffs significantly larger than our own. We do not own any refining or retail outlets and have minimal control over the prices of our products. Generally, higher costs, fees and taxes assessed at the producer level cannot be passed on to our customers.

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

Environmental and Other Regulations
-----------------------------------

Our operations are affected in varying degrees by federal, state, regional and local laws and regulations, including, but not limited to, laws governing allowable rates of production, well spacing, air emissions, water discharges, endangered species,marketing, prices and taxes. We are further affected by changes in such laws and by constantly changing administrative regulations.

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

During 2003, we incurred about $88,000 to comply with these recurring environmental regulations. We estimate that such expenditures for 2004 and for each year thereafter, in the foreseeable future, will approximate $92,000. We will continue to use our best efforts to comply with all applicable environmental laws and regulations. See Item 6 - Management's Discussion and Analysis (MD&A) for a discussion regarding idle wells in the Field and the ARCO Indemnity.

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

We have 32 employees; eight are located at our executive office in Denver and 24 are located at the Field. When needed we also engage consulting petroleum engineers, environmental professionals, geologists, geophysicists, landmen, accountants and attorneys on a fee basis.

ITEM 2.  DESCRIPTION OF PROPERTY`

Location and General Character
------------------------------

Our primary operating areas consist of (i) the Field located 75 miles southwest from Bakersfield, California, and (ii) the San Juan Basin, located in the northwest corner of New Mexico. Revenue from the Field accounted for 90% of 2003 oil and gas revenue and San Juan Basin accounted for 4.5%.

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

South Cuyama Field
------------------

Discovered in 1949 in the Cuyama Valley, Santa Barbara County, California, the Field became the largest oil field found to date in the valley and is located about 75 miles southwest from Bakersfield. By 1951, the Field contained 250 wells producing about 40,000 barrels of oil per day.

Since its discovery, the Field has produced over 223 million barrels of crude oil. Current oil production to the 100% is about 800 barrels per day. Currently, there are 67 producing wells. The wells produce from a depth range of 3,400 to 4,800 feet.

Sales and Price Data
--------------------

See Item 6 - MD&A

Producing Wells
---------------

As of April 12, 2004, we had a working interest in 64 gross (56 net) oil wells and 35 gross (8 net) gas wells.


Leasehold Interests
-------------------

The following table sets forth our gross and net acres of undeveloped oil and gas leases as of April 12, 2004:

                                         Gross                 Net
                                        ------               ------

     California                          7,268                5,305
     Montana                            10,108                4,488
     North Dakota                        1,212                  121
     Utah                                4,697                4,697
     Wyoming                            73,084               62,272
                                        ------               ------
          Total                         96,369               76,883
                                        ======               ======


We have an interest in 3,077 gross (2,707 net) developed acres in the Field.

Drilling Activity
-----------------

From January 1, 2004 through April 12, 2004, there has been no drilling activity.

During 2003, we drilled six successful development gas wells in San Juan Basin. Our WI in these wells is between 6% - 13% with NRIs between 5% - 11%.

During July 2003 we drilled three exploratory gas wells; two were dry holes and one was marginal in two zones tested to date. Two additional zones will be evaluated in the future.

During 2002 we drilled one successful development oil/gas well in the Field. Although drilling was limited, we spent over $1 million on the 3-D seismic project. Under the successful efforts method of accounting we follow, such costs were expensed as incurred.

ITEM 3.  LEGAL PROCEEDINGS: None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board under the symbol "HPCO". The following table sets forth the high and low sales price for the periods indicated:

                                                     High         Low
                                                     ----        ----
       2004
          (January 1 through April 9, 2004)          $1.55       $1.15
       2003
          First quarter                               1.05        0.70
          Second quarter                              1.25        0.70
          Third quarter                               1.03        1.01
          Fourth quarter                              2.00        0.70

       2002
          First quarter                               1.80        1.50
          Second quarter                              2.50        1.35
          Third quarter                               1.25        1.05
          Fourth quarter                              3.50        0.70

During the last two years no dividends were paid. We have no present intention to pay any dividends in the foreseeable future.

At April 9, 2004 there were 411 holders of record of our common stock and the last recorded sales price was $1.55.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

Our financial statements should be read in conjunction with this discussion. Our primary operating areas consist of (i) the South Cuyama field (Field) located 75 miles southwest from Bakersfield, California, and (ii) the San
Juan Basin, located in the northwest corner of New Mexico.   The PV10 for
Field represents 75% of our total PV10 and the PV10 for San Juan Basin represents 20%. Due to its significance, our value depends on the estimated future cash flows from the Field. We intend to maximize cash flow by continuing to increase oil and gas production and keeping operating expenses low. Future operations will also be affected by the results of the development and exploration activity discussed below.

About seven years ago, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 in Hallador Petroleum, LLP, a newly formed limited liability limited partnership. We are the general partner and received a 70% interest in the partnership in return for contributing our net assets and Yorktown representing the limited partners, received a 30% interest for its $5,025,000 cash contribution. As general partner, we consolidate the activity of the partnership and present the 30% limited partners' interest as a minority interest.

We are considering purchasing Yorktown's 30% interest in Hallador Petroleum LLP; about 3,000,000 of our shares would be issued for consideration. The effect of this transaction would be that all of the assets of Hallador Petroleum LLP would be owned 100% by Hallador Petroleum Company, the public entity. This transaction is being considered to simplify our operating and capital structure.

Our profitability in any particular accounting period will be directly related to: (i) prices, (ii) production, (iii) lifting costs, and (iv) exploration activities. Accordingly, operating results will fluctuate from period to period based on these factors, among others.

What follows is a discussion of our two primary operating areas.

South Cuyama Field
------------------

A year ago the Field's daily production to the 100% averaged about 1,000 BOPD. Current production is about 800 BOPD. The drop in production is due to mechanical problems with the 53-6 well which was the best well in the Field.
It was producing 250 BOPD and is now producing 70 BOPD. We are evaluating several work-over projects in the Field and plan to spend over $250,000 during the rest of 2004 and hope to increase production by 200 BOPD. Our consulting reservoir engineer estimates that the Field will decline about 10% per year and that the Field could be fully depleted in 2017. Eighty percent of the Field's future cash flow is estimated to occur during the next five years.

Based on the results of our 2002 3-D project we have identified six wildcat sites located outside the Field's boundaries. Also, we have identified drilling opportunities within the boundaries of the Field. During July 2003 we drilled three exploratory gas wells; two were dry holes and one was marginal in two zones tested to date. Two additional zones will be evaluated in the future.

Of the six wildcat sites located outside the Field's boundaries (about four miles from the Field) we plan to drill one well this summer; the remaining five may be drilled over the next two to three years. Dry hole costs for this 4,000 foot well to the 100% will be about $200,000 and completion costs about $200,000. Our WI in this well is about 58% (NRI 48%). If significant gas reserves are discovered, no gas sales will occur until we resolve the meter limit issue with SOCAL and the pipeline issue with BP/SOCAL as discussed below.

Santa Barbara County has asked us to perform an endangered species survey before we commence drilling. We hope to have this survey completed by May 15, 2004; but dealing with government agencies sometimes proves frustrating and Santa Barbara County could delay the drilling. If this well proves successful, additional development wells will be drilled.

Currently, of the 64 oil wells in the Field, eight account for 63% of the oil production. Two gas wells account for 77% of the gas production. Due to air quality regulations in Santa Barbara County we began a project to electrify the field. This project began seven years ago, and all but one oil and gas well is electrified. Although we have higher electricity costs, the repairs and maintenance expenses are lower because electrical engines are much cheaper to maintain than combustion engines.

     SOCAL
     -----

Currently gas sales in the Field are about 900 MCF per day. Southern California Gas Company (SOCAL), the pipeline company, and our only outlet to sell gas, has imposed a 1,000 MCF per day maximum meter limit. If it weren't for this meter limit, we could sell 1,500 MCF per day. If we are unable to sell more gas, we may have to curtail our exploration and development plans. We have to stay about 7% under the meter limit to insure that we don't exceed the limit as SOCAL could shut us in for limit violations.

We have been negotiating with SOCAL to increase the capacity from 1,000 MCF per day to 3,000 MCF per day. Recent negotiations with SOCAL have proved fruitless, and we don't know when and if our capacity will increase. Considering the time value of money, we would much rather be producing at a much higher rate.

The pipeline we use to sell our gas is owned by BP, but leased by SOCAL. There have been rumors that SOCAL will not renew the lease which comes up for renewal in May 2004. If SOCAL does not renew the lease, the line could switch from a carrier line to a proprietary line. If it becomes a proprietary line there is no guarantee that we will have an outlet to market our gas. This situation has no effect on our oil sales. Monthly gas sales, net to us, are about $80,000.

In late August 2002 we were notified by SOCAL that they would start enforcing stricter quality standards on our gas. Historically, SOCAL had accepted gas containing up to 6% inert gases and now they only accept gas containing up to 4% inert gases. Consequently, we had to install equipment costing about $376,000 in order to remove CO2 from our gas stream. The majority of this cost was incurred in the first quarter of 2003. While the equipment was being installed, SOCAL would not allow us to sell gas during a 50-day period. This resulted in lost gas revenue of about $54,000 during the first quarter of 2003.

     ARCO Indemnity
     --------------

As discussed in previous filings, the Field was purchased from ARCO (Atlantic Richfield which is now part of BP p.l.c.) in May 1990. As part of the Purchase and Sale Agreement, ARCO agreed to indemnify us for certain environmental liabilities connected with their 40-year ownership of the field and gas plant ("ARCO Indemnity"). Most of the gas plant has not been operational during the past twenty-five years. There is evidence of asbestos in the non-operational part of the gas plant. It is our position, and the opinion of our legal counsel, that the ARCO Indemnity covers future abandonment and clean-up costs associated with this gas plant. We have had several discussions with BP regarding this matter and have retained a San Francisco law firm and a Los Angeles law firm to assert our rights under the ARCO Indemnity. BP continues to deny any responsibility.

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

San Juan Basin
--------------

This gas field is located in the northwest corner of New Mexico in San Juan County. We have an interest in 26 wells and are the operator. These wells have long-lived reserves. Our WI in this field ranges from 5%-15% with NRIs between 5%-13%. At December 31, 2003, our net book value in this prospect is about $415,000. Two successful development gas wells were drilled during April. During the third quarter four more successful development gas wells were drilled. These six wells cost about $3.6 million to the 100%. We have an approximate 10% WI in these six wells. We assigned proved developed gas reserves of about 500,000 MCF to our interest. Our net revenue interest in these wells is about 7%. No more drilling is planned for the near future.

Predecessor Entity
------------------

Over the past 12 years we have paid about $250,000 to properly plug and abandon 12 or so sites which were previously plugged and abandoned by Kimbark Oil & Gas Company, our predecessor entity. For 2003, we spent $42,000 to properly plug and abandon a well in southern Colorado, which was drilled by our predecessor over 20 years ago. We do not expect any more notices from state regulatory jurisdictions regarding improperly P&A wells, but it is possible that there could be more.

Less Significant Operating Area - South Texas-Bonus
---------------------------------------------------

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

Catalytic Solutions Investment
------------------------------

During 1998, we invested $62,000 for a small ownership in Catalytic Solutions, Inc. (CSI), a private company, located in Oxnard, California (a Los Angeles suburb). CSI manufactures catalytic converters that reduce toxic emissions from internal combustion engines. During 2000, we invested another $113,000 in CSI. Our current ownership is less than 1%. Our average per share cost is about $8.20. During 2003, CSI completed a private stock offering for $35,000,000 at $13.67 per share.

Partial Self-insurance for Employee Medical and Dental Costs
-------------------------------------------------------------

Due to the rising costs in providing health care coverage for our employees we changed from a standard type of policy to a partially self-insured policy. For each year we are responsible for the first $5,700 of health care and $1,500 dental costs for each employee and their dependents. Our maximum exposure in any given year is about $130,000. Through December 31, 2003 we paid about $28,000 in claims.

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

In January 1999, the California legislature passed a bill, which increased our operator's bond from $100,000 to $250,000 over a five-year period. In addition, an idle well bill was passed to ensure that funds would be available to properly plug and abandon (P&A) California wells upon their depletion. Over the next ten years, as the Field's operator, we are required to place in an interest-bearing escrow account $500 per year for each idle well in the Field until such well is plugged and abandoned or until $5,000 has been deposited. Through December 31, 2003 we have made five installments totaling $344,000 to the 100%. We estimate that after ten annual installments we will have met the current funding obligation. As the Field depletes, and more wells move from the producing category to the idle-well category we will have to increase our idle well deposits. Presently, there are 280 wells in the Field, about 148 are classified as "idle".

In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. We adopted SFAS 143 on January 1, 2003 and increased our liability for asset retirement obligations by $264,000 (using an 8% discount rate) and recorded a cumulative effect of change in accounting principle of $180,000. For 2003 we recognized $77,000 of accretion on the liability as a component of depletion expense. On October 1, 2003 we increased our liability by an additional $300,000. Prior to 2003, the estimated costs of plugging and abandoning wells were accrued using the units-of-production method and were considered in determining DD&A expense.

Liquidity and Capital Resources
--------------------------------

Cash and cash to be provided from operations are expected to enable us to meet our obligations as they become due during the next several years.

We have no bank debt, no special purpose entities and no off-balance sheet arrangements nor did we enter into any related party transactions during the two years ended December 31, 2003.

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON

The table below (in thousands) provides sales data and average prices for the period.

                               2003                       2002
                     ------------------------    ----------------------
                      Sales   Average            Sales  Average
                      Volume   Price  Revenue    Volume  Price  Revenue
                     -------  -------  ------    ------  -----  -------
Oil - barrels
  South Cuyama field   259    $28.61   $7,410     282   $23.09   $6,512
  Other                  9     21.11      190       9    18.22      164

Gas - mcf
  South Cuyama field   189      5.24      990      96     3.38      324
  San Juan - New Mexico 66      4.44      293      48     2.27      109
  Other                 83      5.56      462     216     2.97      642


Oil and gas revenue increased due to higher prices. There was a significant production decline in our South Texas - Bonus gas field, which is included in the "Other" category in the above table. As previously disclosed, we took an impairment charge of $840,000 in the second quarter of 2002 for this field.

During 1999 we agreed to participate in a class action suit against certain purchasers of crude oil in the state of California covering 1986 through 1998. The case was settled during the third quarter of 2003 and our share of the judgment, after contingent legal fees, was about $155,000.

The table below (in thousands) shows lease operating expenses (LOE) for our two primary fields.


                                                 2003          2002
                                                 ----          ----
South Cuyama field:
  LOE excluding electricity                    $3,517        $2,883
  Electricity                                   1,720         1,827
  Electricity refund                             (115)
                                                -----         -----
                                                5,122         4,710

San Juan - New Mexico                             130            73
Other                                              98           175
                                                -----         -----
                                               $5,350        $4,958
                                                =====         =====


LOE per equivalent barrel was $16.49 for 2003 and $14.15 for 2002. LOE in the Field increased due to higher operating expenses relating to the new equipment we had to install in the first quarter of 2003 in order to remove CO2 from our gas stream. Furthermore, when oil prices are high, we perform more repair and maintenance in the field compared to when prices are low (see the table above for 2003 and 2002 average oil prices).

The $426,000 in dry hole expense relates to the dry holes drilled in the Field in the third quarter of this year. In addition we spent $42,000 to properly plug and abandon a well in southern Colorado, which was drilled by our predecessor over 20 years ago and another $61,000 to plug and abandon several wells in South Texas. Delay rentals increased due to exploration activity we are planning next year on leases we acquired near the Field. These sites were identified by the 3-D project we performed last year.

DD&A decreased due to higher reserve estimates used throughout the year in the DD&A calculation.

G&G costs relate to the October 2002 3-D seismic project in the Field. G&G costs during 2003 were not significant.

Impairment of proved properties in 2002 relates to the South Texas - Bonus prospect discussed above. There was no impairment of proved properties in 2003.

We do not expect to pay federal income taxes in the near term. We have recorded a $3.4 million asset for the future benefit of our United States carryforwards and other tax benefits. With our history of losses, we believe that sufficient uncertainty exists regarding the realizability of our net deferred tax asset. We therefore recorded a valuation allowance to offset the entire deferred tax asset at December 31, 2003. We will continue to evaluate our net deferred tax asset and to the extent we may determine that it is more likely than not that an asset will be realized, the valuation allowance will be reduced accordingly.

Risk Factors
------------

The seven issues that cause us worry are:

    1. OPEC deciding to significantly increase production, which would result in a free-fall of oil prices.
    2. Although the Field has a 50-year operating history, the reserve estimates could be overstated.
    3. We never know what adverse rules or regulations could be passed by regulatory agencies such as the EPA (Environmental Protection
        Agency), BLM (Bureau of Land Management), DOG (California Division of Oil & Gas), and the SBAPCD (Santa Barbara County Air Pollution Control District).
    4. The Field is a high-water-cut oil field meaning that we move about 30,000 barrels of water per day in order to produce about 800 barrels of oil per day. Such fields have a high break-even point and consequently depend on a relatively high oil price to make money.
    5. California is prone to earthquakes. Certain types of earthquakes could shear the casing heads of our wells resulting in catastrophic damage to the Field. Earthquake insurance is cost prohibitive, and we have none.
    6. We have no succession plan for our CEO, Victor Stabio. The loss of his services would have an adverse affect on us. We do have a key man life insurance policy on Mr. Stabio in the amount of $2.5 million.
    7. If we are unable to obtain a higher meter limit with SOCAL or are unable to continue to market our gas through the pipeline that SOCAL leases from BP, we will have to curtail our exploration program.

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

At December 31, 2003 oil prices in the Field were $30.33. If prices during 2004 decline below $20 per barrel, and we conclude these low oil prices are not reasonably likely to improve, we could be required to take an impairment charge.

Impairment of Unproved Oil and Gas Properties.
----------------------------------------------

We periodically assess individually significant unproved oil and gas properties for impairment, on a project-by-project basis. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects impact the amount and timing of impairment provisions.

New Accounting Pronouncements
-----------------------------

In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. We adopted SFAS 143 on January 1, 2003 and increased our liability for asset retirement obligations by $264,000 (using an 8% discount rate) and recorded a cumulative effect of change in accounting principle of $180,000. For 2003 we recognized $77,000 of accretion on the liability as a component of depletion expense. On October 1, 2003 we increased our liability by an additional $300,000. Prior to 2003, the estimated costs of plugging and abandoning wells were accrued using the units-of-production method and were considered in determining DD&A expense.

None of the other FASB pronouncements issued during the last two years had, or will have, any effect on us.

ITEM 7.  FINANCIAL STATEMENTS

                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report - EKSH

Independent Auditors' Report - KPMG

Consolidated Balance Sheet, December 31, 2003

Consolidated Statement of Operations, Years ended December 31, 2003 and 2002

Consolidated Statement of Cash Flows, Years ended December 31, 2003 and 2002

Notes to Consolidated Financial Statements


                              Independent Auditors' Report
                              ----------------------------



The Board of Directors and Stockholders
Hallador Petroleum Company:

We have audited the 2003 consolidated financial statements of Hallador Petroleum Company (a Colorado corporation) and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hallador Petroleum Company and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company adopted SFAS 143 and changed its method of accounting for asset retirement obligations.

                                         Ehrhardt Keefe Steiner & Hottman PC


Denver, Colorado
April 2, 2004


                           Independent Auditors' Report
                           ----------------------------



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

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Hallador Petroleum Company and subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


KPMG


Denver, Colorado
April 4, 2003


                               Consolidated Balance Sheet
                                   December 31, 2003
                                    (in thousands)

ASSETS
Current assets:
  Cash and cash equivalents                                         $  3,319
  Accounts receivable-
    Oil and gas sales                                                  1,019
    Well operations                                                      543
                                                                     -------
       Total current assets                                            4,881
                                                                     -------
Oil and gas properties, at cost (successful efforts):
  Unproved properties                                                    450
  Proved properties                                                   25,910
  Less - accumulated depreciation,
    depletion, amortization and impairment                           (19,749)
                                                                     -------
                                                                       6,611
                                                                     -------
Oil and gas operator bonds                                               216
California plug and abandonment deposits                                 291
Investment in Catalytic Solutions                                        164
Other assets                                                              49
                                                                     -------
                                                                    $ 12,212
                                                                     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabiliti es                         $  1,383
  Oil and gas sales payable                                              598
                                                                     -------
       Total current liabilities                                       1,981
                                                                     -------
Key employee bonus plan                                                  253
                                                                     -------
Future site restoration                                                1,294
                                                                     -------
Minority interest                                                      5,047
                                                                     -------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.10 par value;
    10,000,000 shares authorized; none issued
  Common stock, $ .01 par value; 100,000,000
    shares authorized, 7,093,150 shares issued                            71
Additional paid-in capital                                            18,061
Accumulated deficit*                                                 (14,495)
                                                                     -------
                                                                       3,637
                                                                     -------
                                                                    $ 12,212
                                                                     =======

*Net income (loss) has been the only change in stockholders' equity during the past two years.


                                See accompanying notes.

                          Consolidated Statement of Operations
                                    (in thousands)


                                                     Years ended December 31,
                                                       2003           2002
                                                      ------         ------
Revenue:
   Oil                                               $ 7,600        $ 6,676
   Gas                                                 1,745          1,075
   Crude oil class action settlement                     155
   Interest and other                                    120             43
                                                      ------         ------
                                                       9,620          7,794
                                                      ------         ------
Costs and expenses:
   Lease operating                                     5,350          4,958
   Exploration costs
       Geological and geophysical                         52          1,059
       Dry hole expense                                  426             15
       Plug and abandonment                              103
       Delay rentals                                     107            112
   Impairment - proved properties                                       918
   Impairment - unproved properties                       67             22
   Depreciation, depletion and amortization            1,160          2,279
   General and administrative                          1,140            974
   California income tax (refund)                         85            (34)
                                                      ------         ------
                                                       8,490         10,303
                                                      ------         ------
Income (loss) before cumulative effect of change
  in accounting principal                              1,130         (2,509)
Cumulative effect of change in accounting principle     (180)
                                                      ------         ------
Income (loss) before minority interest                   950         (2,509)
Minority interest                                       (285)           753
                                                      ------         ------
Net income (loss)                                    $   665        $(1,756)
                                                      ======         ======
Income (loss) per share - basic and diluted:
  Before cumulative effect of change in
    accounting principle                             $  0.11        $ (0.25)
  Cumulative effect of change in
    accounting principle                               (0.02)
                                                      ------         ------
Net income (loss)                                    $  0.09       $ (0.25)
                                                      ======         ======
Weighted average shares outstanding
  basic and diluted                                    7,093          7,093
                                                      ======         ======

                              See accompanying notes.


                         Consolidated Statement of Cash Flows
                                     (in thousands)

                                                     Year ended December 31,
                                                       2003          2002
                                                      ------        ------
Cash flows from operating activities:
  Net income (loss)                                  $   665         $(1,756)
  Depreciation, depletion, and amortization            1,160           2,279
  Minority interest                                      285            (753)
  Impairment                                              67             940
  Change in accounts receivable                         (741)             54
  Change in payables and accrued liabilities             845             (45)
  Cumulative effect of SFAS 143                          180
  Other                                                   51             (36)
                                                       -----           -----
    Net cash provided by operating activities          2,512             683
                                                       -----           -----
Cash flows from investing activities:
  Properties*                                           (816)        (1,052)
  Other assets                                           (91)           (62)
                                                       -----          -----
    Net cash used in investing activities               (907)        (1,114)
                                                       -----          -----
Cash flows from financing activities:
  Debt retirement                                       (251)
  Cash calls from joint interest owners                  318
                                                       -----          -----
    Net cash provided by financing activities             67
                                                       -----          -----
Net increase (decrease) in cash and cash equivalents   1,672          (431)

Cash and cash equivalents, beginning of year           1,647          2,078
                                                       -----          -----
Cash and cash equivalents, end of year                $3,319         $1,647
                                                       =====          =====

* Net non-cash additions to oil and gas properties were $386,000 due to the adoption of SFAS 143.


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

On July 21, 1997, Yorktown Energy Partners II and affiliates (Yorktown)invested $5,025,000 in Hallador Petroleum, LLP, a newly formed limited liability limited partnership. We are the general partner and received a 70% interest in the partnership in return for contributing our net assets, and Yorktown, representing the limited partners, received a 30% interest for its $5,025,000 cash contribution. As general partner, we consolidate the activity of the partnership and present the 30% limited partners' interest as a minority interest.

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

Prior to 2003, the estimated costs of plugging and abandoning wells were accrued using the units-of-production method and were considered in determining DD&A expense. However, in 2003 we adopted SFAS 143, Accounting for Asset Retirement Obligations. Under this standard, we record the fair value of the future abandonment as capitalized abandonment costs in Oil and Gas properties with an offsetting abandonment liability. The capitalized abandonment costs are amortized with other property costs using the units-of-production method. The carrying value of each field is assessed for impairment on a quarterly basis. If estimated future undiscounted net revenues are less than the recorded amounts, an impairment charge is recorded based on the estimated fair value of the field.

The FASB is currently evaluating the application of certain provisions of SFAS 141, Business combinations, and SFAS 142, Goodwill and other Intangible Assets, to companies in the extractive industries, including oil and gas companies.
The FASB is considering whether the provision of SFAS 141 and 142 require us to classify costs associated with mineral rights, including both proved and unproved lease acquisition costs, as intangible assets in the balance sheet, apart from other oil and gas property costs, and provide specific footnote disclosures. At the present time, we continue to include these intangible assets in our oil and gas properties.

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

Earnings per Share
------------------

We follow the provisions of SFAS 128, Earnings Per Share. Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding stock options. Options were excluded for 2002 because they were anti-dilutive and for 2003 there was no dilutive effect.

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

Revenue Recognition
-------------------

We recognize oil and natural gas revenue from our interest in producing wells as natural gas and oil is produced and sold from those wells using the entitlement method.

Concentration of Credit Risk
----------------------------

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

Stock Based Compensation
------------------------

We account for our option plans under APB 25, Accounting for Stock Issued to Employees. Had compensation costs for the plans been determined consistent with SFAS 123, Accounting for Stock-Based Compensation, we would have estimated the fair value of each option grant using the Black-Scholes option-pricing model, with the following assumptions used for the 2002 grants (there were no grants in 2003): (i) risk free interest rate of 4.14%; (ii) expected life of 10 years; (iii) expected volatility of 120%; and (iv) no dividend yield. The average fair value of options granted during 2002 was $1.19. Pro forma net loss for 2002 would have been $1,850,000, or $0.26 per share. Pro forma net income for 2003 would have been $615,000 and the per share amount did not change.

New Accounting Pronouncements
-----------------------------

In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. We adopted SFAS 143 on January 1, 2003 and increased our liability for asset retirement obligations by $264,000 (using an 8% discount rate) and recorded a cumulative effect of change in accounting principle of $180,000.
For 2003 we recognized $77,000 of accretion on the liability as a component of depletion expense. On October 1, 2003 we changed our estimate and increased our liability by an additional $300,000. Prior to 2003, the estimated costs of plugging and abandoning wells were accrued using the units-of-production method and were considered in determining DD&A expense; $653,000 had been accrued under this method.

Had SFAS 143 been adopted on January 1, 2002, the pro forma net loss would have been $1,858,000, the pro forma net loss per share would have been $(.26) at December 31, 2002 and the pro forma asset retirement obligation at January 1, 2002 would have been $850,000.

None of the other FASB pronouncements issued during the last two years had, or will have, any effect on us.

(2)  INCOME TAXES
     ------------

The net deferred tax asset at December 31, 2003 (in thousands) is comprised of the following:

    Deferred tax assets
      Federal and state net operating loss carryforwards        $ 2,000
      Statutory depletion carryforwards                             800
      Oil and gas properties                                        500
      Other                                                         100
                                                                 ------
                                                                  3,400
    Valuation allowance                                          (3,400)
                                                                 ------
                                                                $     0
                                                                 ======

With our history of losses, we believe that sufficient uncertainty exists regarding the realizability of our net deferred tax asset. We therefore recorded a valuation allowance to offset the entire deferred tax asset at December 31, 2003. We will continue to evaluate our net deferred tax asset and to the extent we may determine that it is more likely than not that an asset will be realized, the valuation allowance will be reduced accordingly.

Our income tax is different than the expected amount computed using the applicable federal statutory income tax rate of 35%. The reasons for and effects of such differences (in thousands) are as follows:


                                                     2003          2002
                                                    ------        ------
    Expected amount                                  $ 233         $(615)
    Change in valuation allowance                     (210)          607
    Other                                              (23)            8
                                                      ----          ----
                                                     $   0         $   0
                                                      ====          ====

At December 31, 2003, we had U.S. net operating loss carryforwards of about $5 million to apply against future taxable income. Losses expire within 15-20 years after the date incurred or at various times from 2003 to 2022.

We also have statutory depletion carryforwards and minimum tax credit carryforwards which do not expire. U.S. net operating loss carryforwards would be subject to an annual limitation should there be a change of over 50% in our stock ownership during any three-year period. As of December 31, 2003, no such ownership change had occurred.

(3)  STOCK OPTIONS AND BONUS PLANS
     -----------------------------

Stock Option Plan
-----------------

In December 1995, we granted to our CEO 620,000 options and another 62,000 options to other employees at an exercise price of $1.00. These options are fully vested. No options were granted during 1996-1998. During 1999, we issued 71,000 options with an exercise price of $1.00, which are also fully vested. No options were granted during 2000, 2001 and 2003. In January 2001, we purchased from certain employees 177,777 options. In August 2002, the Company issued 177,500 incentive stock options to certain employees at an exercise price of $1.25 per share. These options, which expire August 31, 2012, vested one-third at date of grant and the remaining over two years. Total issued and outstanding options at December 31, 2003 were 749,723 of which 690,553 are exercisable. The weighted average exercise price is $1.06 and the weighted average remaining life is about four years. All options were granted at fair value.

Options to purchase up to 3% of the partnership interest in Hallador Petroleum, LLP were issued in 1997 and 1998. As of December 31, 2003 2.692% are outstanding and exercisable. The exercise price for these options was based on the fair market value on the date of grant.

401-(k) Plan
------------

We maintain a 401(k) Plan, in which all full-time employees are able to participate after six months of service. We match dollar-for-dollar up to 4% of all employee contributions when oil prices are $13.00 or greater per barrel; vesting occurs immediately. Our contributions for 2003 and 2002 were about $49,000 and $40,000, respectively.

Key Employee Bonus Plan
-----------------------

At present, Mr. Stabio, CEO, is the only participant in the key employee bonus plan. Bonuses are computed based on cash flow attributed to the Field plus accrued interest on the bonus plan liability at 30-day risk free rates. Amounts accrued for 2003 and 2002 were $44,000 and $24,000, respectively. This liability will not be paid until the earliest of the following events occur; (i) voluntary or involuntary termination of the participant's employment; (ii) our merger or sale or a sale of substantially all of our assets, or (iii) the exercise by a participant of any of our stock options which requires a payment by the participant of more than $100,000. Upon approval of the Board of Directors, in October 2002, Mr. Stabio received a distribution from the plan in the amount of $150,000. As of December 31, 2003, the liability to Mr. Stabio was $253,000. The amounts accrued are unfunded and unsecured.

(4)  MAJOR CUSTOMERS
    ---------------
During 2003 and 2002, 100% of the Field's oil production was purchased by Pacific Marketing and Transportation LLC.

(5)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Oil and Gas Operator Bonds - South Cuyama Field
-----------------------------------------------

In January 1999, the California legislature passed a bill, which increased our operator's bond from $100,000 to $250,000 to be phased in over a five-year period. In addition, an idle well bill was passed to ensure that funds would be available to properly plug and abandon (P&A) California wells upon their depletion. Over the next ten years, we as the Field's operator, are required to place in an interest-bearing escrow account $500 per year for each idle well in the Field until such well is plugged and abandoned or until $5,000 has been deposited for each well. Through December 31, 2003 we have made five installments totaling $344,000 to the 100%. We estimate that after 10 annual installments we will have met the current funding obligation. As the Field depletes, and more wells move from the producing category to the idle-well category we will have to increase our idle well deposits. Presently, there are 280 wells in the Field, 148 of which are classified as "idle".

ARCO Indemnity
--------------

The Field was purchased from ARCO (Atlantic Richfield which is now part of BP p.l.c.) in May 1990. As part of the Purchase and Sale Agreement, ARCO agreed to indemnify us for certain environmental liabilities connected with their 40-year ownership of the field and gas plant ("ARCO Indemnity"). Most of the gas plant has not been operational during the past twenty-five years. There is evidence of asbestos in the non-operational part of the gas plant.
It is our position, and the opinion of our legal counsel, that the ARCO Indemnity covers future abandonment and clean-up costs associated with this gas plant. We have had several discussions with BP regarding this matter and have retained a San Francisco law firm and a Los Angeles law firm to assert our rights under the ARCO Indemnity.

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

Partial Self-insurance for Employee Medical and Dental Costs
------------------------------------------------------------

Due to the rising costs in providing health care coverage for our employees we changed from a standard type of policy to a partially self-insured policy. For each year we are responsible for the first $5,700 of health care and $1,500 dental costs for each employee and their dependents. Our maximum exposure in any given year is about $130,000. Through December 31, 2003 we paid about $28,000 in claims.

(6)  OIL AND GAS RESERVE DATA (UNAUDITED)
     ------------------------------------

The following reserve estimates for the years ended December 31, 2003 and 2002 were prepared by a sole-proprietor consulting petroleum engineer based on data we supplied. Be cautious that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates.

Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods. There were no significant proved undeveloped reserves at December 31, 2003 or 2002.

                        Analysis of Changes in Proved Reserves
                                       (in thousands)

                                                     Oil           Gas
                                                    (BBLs)        (MCF)
                                                   -------       -------
Balance at December 31, 2001                           569        2,502
  Revisions of previous estimates (1)                1,527          484
  Discoveries                                           73           24
  Production                                          (291)        (360)
                                                    ------       ------
Balance at December 31, 2002                         1,878        2,650
  Revisions of previous estimates                       39         (429)
  Discoveries                                                       500
  Production                                          (268)        (337)
                                                    ------       ------
Balance at December 31, 2003                         1,649        2,384
                                                    ======       ======
Net of 30% minority interest                         1,154        1,669
                                                    ======       ======

 (1) Due to low oil prices at December 31, 2001, we took a significant downward revision for the Field's reserves; such reserves were reinstated at December 31, 2002 due to higher oil prices.

The following table (in thousands) sets forth a standardized measure of the discounted future net cash flows attributable to our proved developed oil and gas reserves (hereinafter referred to as "SMOG"). Future cash inflows were computed using December 31, 2003 and 2002 product prices of $30.33 and $29.00 for oil, and $5.73 and $4.02 for gas, respectively. Future production costs represent the estimated future expenditures to be incurred in producing the reserves, assuming continuation of economic conditions existing at year-end. Discounting the annual net cash inflows at 10% illustrates the impact of timing on these future cash inflows.

                                                     2003         2002
                                                    ------       ------
Future Revenue
  Oil                                              $49,200      $53,600
  Gas                                               10,700        9,200
                                                    ------       ------
Future cash inflows                                 59,900       62,800
Future cash outflows -
  production and abandonment costs                 (46,000)     (35,200)
Future income taxes                                              (4,000)
                                                    ------       ------
Future net cash flows                               13,900       23,600
10% discount factor                                 (2,400)      (7,100)
                                                    ------       ------
SMOG                                               $11,500      $16,500
                                                    ======       ======
Net of 30% minority interest                       $ 8,050      $11,550
                                                    ======       ======

The following table (in thousands) summarizes the principal factors comprising the changes in SMOG:

                                                     2003         2002
                                                    ------       ------

 SMOG, beginning of year                          $16,500      $ 3,900
   Sales of oil and gas, net of production costs   (4,000)      (2,793)
   Net changes in prices and production costs      (4,100)      15,093
   Revisions                                       (1,000)
   Discoveries                                        800        1,400
   Change in income taxes                           1,500       (1,500)
   Accretion of discount                            1,800          400
                                                   ------       ------
SMOG, end of year                                 $11,500      $16,500
                                                   ======       ======


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



ITEM 8A.  CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO, who is also our CFO, concluded that our disclosure controls and procedures are effective for the purposes discussed above. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

CORTLANDT S. DIETLER, 82, has been one of our directors since
November 1995. From April 1995 to October 1999 he was CEO of TransMontaigne Inc. and is currently Chairman of the Board. He also serves as a director of Forest Oil Corporation, Cimarex Energy Company and Nytis Exploration Company.

DAVID HARDIE, 53 is the Chairman of the Board and has served as a director since July 1989. He is a General Partner of Hallador Venture Partners LLC, the General Partner of Hallador Venture Fund II & III. Mr. Hardie is also a director of Freedom Communications Company based in Irvine, California and serves as a director and partner of other private entities that are owned by members of his family.

STEVEN HARDIE, 50 has been a director since 1994. He and David Hardie are brothers. For the last 20 years he has been an investor in common stock and private equity. He also serves as a director and partner of other private entities that are owned by members of his family.

BRYAN H. LAWRENCE, 61, has been one of our directors since November 1995.
He is a founder and senior manager of Yorktown Partners LLC that manages investment partnerships formerly affiliated with Dillon, Read & Co. Inc., an investment-banking firm (Dillon Read.) He had been employed with Dillon, Read since 1966, serving most recently as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. He also serves as a Director of D&K Healthcare Resources, Inc., TransMontaigne, Inc., Vintage Petroleum, Inc., Crosstex Energy, Inc. and Crosstex Energy, L.P. (each a United States public company), and Cavell Energy Corp. (a Canadian public company) and certain non-public companies in the energy industry in which Yorktown partnership holds equity interests including, PetroSantander Inc., Savoy Energy, L.P., Athanor B.V., Camden Resources, Inc., ESI Energy Services Inc., Ellora Energy Inc., Dernick Resources Inc., Cinco Natural Resources Corp., Approach Resources Inc., Peak Energy Resources Inc., Nytis Exploration Company, Compass Petroleum, Ltd. and Centurion Exploration Company. Mr. Lawrence is a graduate of Hamilton College and has a MBA from Columbia University.

VICTOR P. STABIO, 56, is our President, CEO, CFO and a director. He joined us in March 1991 as our President and CEO and has been active in the oil and gas business for the past 30 years.



We do not have an audit committee financial expert serving on our audit committee. We believe that the additional costs to recruit a financial expert exceed the benefits, if any.



Our Code of Ethics is filed as Exhibit 14 to this Form 10-KSB.




 ITEM 10.   EXECUTIVE COMPENSATION

                      SUMMARY COMPENSATION TABLE

                                     Annual Compensation
Name and Principal                                       Other Annual
Position                  Year   Salary    Bonus (1)   Compensation (2)
---------------------     ----  ---------  ----------  ----------------
Victor P. Stabio, CEO     2003   $146,000    $73,500       $  6,000
                          2002    132,300     24,000          6,000
                          2001    120,800     66,800        133,800 (3)


(1) Includes amounts, payments of which are deferred, pursuant to the Key Employee Bonus Plan.
(2) Our contribution to the 401(k) Plan.
(3) Includes the purchase of 75,000 stock options at a cost of $1.6875 per option or $126,500 during 2001.

During 1997, Mr. Stabio was granted an option to purchase 1.75% of Hallador Petroleum, LLP for $294,000 that expires December 31, 2010.

No options were exercised, nor granted, to Mr. Stabio during the last three years.

In October 2002, Mr. Stabio received a distribution in the amount $150,000 from the Key Employee Bonus Plan, as authorized by the Board of Directors.

At December 31, 2003 Mr. Stabio had 545,000 exercisable options and the in-the-money value was $109,000. Mr. Stabio has no unexercisable options.

Change in Control Arrangements
------------------------------
As of December 31, 2003, we have accrued $253,000 payable to Mr. Stabio pursuant to the key employee bonus plan. The $253,000 will become payable upon our merger/sale or sale of substantially all of our assets or his voluntary or involuntary termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
 The following table is as of April 12, 2004
..

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

(1) Based on total outstanding shares of 7,093,150 if no options are held by the named directors, or based on a pro forma calculation of the total outstanding shares including shares issued upon exercise of options held by the named director or by members of the named group. Beneficial ownership of certain shares have been, or is being, specifically disclaimed by certain directors in ownership reports filed with the SEC.
(2) The Hardie family business address is 3000 S Street, Suite 200, Sacramento, California, 95816.
(3) Includes 545,000 shares issuable upon the exercise of options by Mr. Stabio.
(4)  Mr. Dietler's address is P. O. Box 5660, Denver, Colorado 80217.
     All shares are held by Pinnacle Engine Company LLC, wholly owned by Mr. Dietler.
(5)  Mr. Lawrence's address is  410 Park Avenue, 19th Floor, New York,
     NY 10022. Mr. Lawrence owns 50,000 shares directly, and the remainder is held by Yorktown Energy Partners II, L.P., an affiliate.
(6)  SBC Warburg Dillon Read Inc.'s address is 680 Washington Boulevard,
     7th Floor, Stamford, CT 06901

                         EQUITY COMPENSATION PLAN INFORMATION

Plan Category    Number of Securities  Weighted-average      Number of securities
                 to be issued upon     exercise price of     remaining available
                 exercise of           outstanding options,  for future issuance
                 outstanding options,  warrants and rights   under equity
                 warrants and rights                         compensation plans
                                                             (excluding securities
                                                             reflected in column (a))
                  (a)                   (b)                  (c)
-------------    ---------------------  -------------------  -------------------
Equity compensation
Plans approved by
Security holders            749,723             $1.06                   277

Equity compensation
Plans not approved
By security holders               0                 0                     0


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.
                                      PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits
     3.1 Restated Articles of Incorporation of Kimbark Oil and Gas Company, effective September 24, 1987 (1)
     3.2 Articles of Amendment to Restated Articles of Incorporation of Kimbark Oil & Gas Company, effective December 14, 1989, to effect change of name to Hallador Petroleum Company and to change the par value and number of authorized shares of common stock (1)
     3.3 Amendment to Articles of Incorporation dated December 31, 1990 to effect the one-for-ten reverse stock split (2)
     3.4  By-laws of Hallador Petroleum Company, effective November 9, 1993 (4)
    10.1 Composite Agreement and Plan of Merger dated as of July 17, 1989, as amended as of August 24, 1989, among Kimbark Oil & Gas Company, KOG Acquisition, Inc., Hallador Exploration Company and Harco Investors, with Exhibits A, B, C and D (1)
    10.2  Hallador Petroleum Company 1993 Stock Option Plan *(3)
    10.3  Hallador Petroleum Company Key Employee Bonus Compensation Plan *(3)
    10.4  First Amendment to the 1993 Stock Option Plan *(6)
    10.5  First Amendment to Key Employee Bonus Compensation Plan *(6)
    10.6  Stock Purchase Agreement with Yorktown dated November 15, 1995 (6)
    10.7  Second Amendment to Key Employee Bonus Compensation Plan *(7)
    10.8  Hallador Petroleum, LLP Agreement (9)
    10.9  Hallador Petroleum, LLP Stock Option Agreement *(9)
    10.10 ARCO Indemnity - excerpt from the Purchase and Sale Agreement dated January 29, 1990 by and between Atlantic Richfield Corporation and Stream Energy, Inc. (10)
    14.   Code of Ethics (11)
    21.1  List of Subsidiaries (2)
    31    SOX 302 Certification (11)
    32    SOX 906 Certification (11)
--------------------
    (1) Incorporated by reference (IBR) to the 1989 Form 10-K.
    (2) IBR to the 1990 Form 10-K.
    (3) IBR to the 1992 Form 10-KSB.
    (4) IBR to the 1993 Form 10-KSB.
    (5) Not used.
    (6) IBR to the 1995 Form 10-KSB.
    (7) IBR to the September 30, 1996 Form 10-QSB.
    (8) IBR to the September 30, 1997 Form 10-QSB.
    (9) IBR to the December 31, 1997 Form 10-KSB.
   (10) IBR to the December 31, 2001 Form 10-KSB.
   (11) Filed herewith.
     *  Management contracts or compensatory plans.

(b) No reports on Form 8-K were filed during the fourth quarter

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees incurred for 2003 (EKSH) and 2002 (KPMG) were:

                                                     2003         2002
                                                    ------       ------
      Audit Fees                                   $46,000       $39,000
      Audit-related fees
      Tax fees                                      11,500        20,000
      All other fees
                                                    ------        ------
          Total fees                               $57,500       $59,000
                                                    ======        ======

Pre-approval Policy
-------------------

In 2003 the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided by EKSH. The policy requires that all services EKSH provides to us be pre-approved by the Committee.
The Committee approved all services provided by EKSH during 2003.

                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                            HALLADOR PETROLEUM COMPANY
                             BY:/S/VICTOR P. STABIO
                                   VICTOR P. STABIO, CEO

Dated:  April 12, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ DAVID HARDIE          Chairman                       April 12, 2004
    DAVID HARDIE

/S/ VICTOR P. STABIO      CEO, CFO, CAO and Director     April 12, 2004
    VICTOR P. STABIO

/S/ BRYAN LAWRENCE        Director                       April 12, 2004
    BRYAN LAWRENCE