Form 10QSB
period 2004-03-31
HALLADOR PETROLEUM CO
filed 2004-05-17
CIK 788965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2004

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
                          (Issuer's telephone numbers)



Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]


Shares outstanding as of May 14, 2004: 7,093,150


PART I - FINANCIAL INFORMATION

                           Consolidated Balance Sheet
                                 (in thousands)

                                                      March 31,  December 31,
                                                        2004         2003*
                                                      --------    ----------
ASSETS
Current assets:
   Cash and cash equivalents                          $ 4,214      $ 3,319
   Accounts receivable-
     Oil and gas sales                                    995        1,019
     Well operations                                      207          543
                                                       ------       ------
       Total current assets                             5,416        4,881
                                                       ------       ------
Oil and gas properties, at cost (successful efforts):
   Unproved properties                                    472          450
   Proved properties                                   26,021       25,910
   Less - accumulated depreciation,
     depletion, amortization and impairment           (19,989)     (19,749)
                                                       ------       ------
                                                        6,504        6,611
                                                       ------       ------
Oil and gas operator bonds                                216          216
California plug and abandonment deposits                  291          291
Investment in Catalytic Solutions                         150          164
Other assets                                               49           49
                                                       ------       ------
                                                      $12,626      $12,212
                                                       ======       ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities           $ 1,142      $ 1,383
   Oil and gas sales payable                              558          598
                                                       ------       ------
       Total current liabilities                        1,700        1,981
                                                       ------       ------

Key employee bonus plan                                   266          253
                                                       ------       ------
Future site restoration                                 1,320        1,294
                                                       ------       ------
Minority interest                                       5,244        5,047
                                                       ------       ------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.10 par value;
     10,000,000 shares authorized; none issued
   Common stock, $ .01 par value; 100,000,000
     shares authorized, 7,093,150 shares issued            71           71
Additional paid-in capital                             18,061       18,061
Accumulated deficit                                   (14,036)     (14,495)
                                                       ------       ------
                                                        4,096        3,637
                                                       ------       ------
                                                      $12,626      $12,212
                                                       ======       ======

*Derived from the Form 10-KSB.


                              See accompanying notes.

                       Consolidated Statement of Operations
                                   (in thousands)


                                                  Three months ended March 31,
                                                       2004         2003
                                                     --------     --------

Revenue:
   Oil                                                $1,797       $2,103
   Gas                                                   464          348
   Other                                                 103          112
                                                       -----        -----
                                                       2,364        2,563
                                                       -----        -----
Costs and expenses:
   Lease operating                                     1,122        1,237
   Exploration costs                                      30           20
   Depreciation, depletion and amortization              265          285
   General and administrative                            291          342
                                                       -----        -----
                                                       1,708        1,884
                                                       -----        -----
Income before cumulative effect of change in
   accounting principle                                  656          679
Cumulative effect of change in change in accounting
   principle                                                         (181)
                                                       -----        -----
Income before minority interest                          656          498
Minority interest                                       (197)        (149)
                                                       -----        -----
Net income                                            $  459       $  349
                                                       =====        =====

Income per share - basic and diluted:
   Before cumulative effect of change in
     accounting principle                             $  .06       $  .07
   Cumulative effect of change in
     accounting principle                                            (.02)
                                                       -----        -----
   Net income                                         $  .06       $  .05
                                                       =====        =====

Weighted average shares outstanding - basic            7,093        7,093
                                                       =====        =====

Weighted average shares outstanding - diluted          7,295        7,093
                                                       =====        =====

                              See accompanying notes.



                          Consolidated Statement of Cash Flows
                                    (in thousands)


                                                 Three months ended March 31,
                                                      2004          2003
                                                    --------      --------

Net cash provided by operating activities            $1,027        $1,245
                                                      -----         -----

Cash flows from investing activities:
  Properties                                           (132)          (87)
                                                      -----         -----
Net increase in cash and cash equivalents               895         1,158

Cash and cash equivalents, beginning of period        3,319         1,647
                                                      -----         -----
Cash and cash equivalents, end of period             $4,214        $2,805
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

2. Our organization and business, the accounting policies we follow and other information are contained in the notes to our financial statements filed as part of our 2003 Form 10-KSB. This quarterly report should be read in conjunction with that annual report.

3. In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. We adopted SFAS 143 on January 1, 2003 and increased our liability for asset retirement obligations by $264,000 (using an 8% discount rate) and recorded a cumulative effect of change in accounting principle of $181,000. For the three months ended March 31, 2004 and 2003, we recognized $26,000 and $18,000, respectively, of accretion on the liability as a component of depletion expense.

4. As allowed in SFAS 123, Accounting for Stock-Based Compensation, we continue to apply APB 25, Accounting for Stock Issued to Employees, and related interpretations in recording compensation related to our plan.
    The pro forma effect on our net income was not material for any of the periods presented. No grants were issued during the 2004 and 2003 periods.

5. As discussed in previous filings, the SC Field was purchased from ARCO (Atlantic Richfield which is now part of BP p.l.c.) in May 1990. As part of the Purchase and Sale Agreement, ARCO agreed to indemnify us for certain environmental liabilities connected with their 40-year ownership of the field and gas plant ("ARCO Indemnity"). Part of the gas plant has not been operational during the past twenty-five years. There is evidence of asbestos in the non-operational part of the gas plant. It is our position, and the opinion of our legal counsel, that the ARCO Indemnity covers future abandonment and clean-up costs associated with this gas plant. We have had several discussions with BP regarding this matter and have retained a Los Angeles law firm to assert our rights under the ARCO Indemnity. BP continues to deny any responsibility.

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

                                 HALLADOR PETROLEUM COMPANY
               Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------

The table below (in thousands) provides sales data and average prices for the period.


                                 2004                      2003
                      ------------------------    ----------------------
                       Sales   Average            Sales  Average
                       Volume   Price  Revenue    Volume  Price  Revenue
                      -------  -------  ------    ------  -----  -------

Oil - barrels
  South Cuyama field     52     $33.56   $1,745     65    $31.71   $2,061
  Other                   2      26.00       52      2     21.00       42

Gas - mcf
  South Cuyama field     56       5.46      306     21      5.81      122
  San Juan-New Mexico    16       4.75       76     13      4.77       62
  Other                  15       5.47       82     27      6.07      164


Oil revenue decreased due to lower production although prices were slightly higher. Field production to the 100% for the 2004 and 2003 periods averaged 780 and 942 bopd, respectively. Current field production to the 100% is about 840 bopd. Gas revenue increased primarily due to higher production in the Field. Last year the gas was shut in for about half of the quarter due to gas quality issues with SOCAL as previously disclosed.

Current prices are about $39 for oil and $6 for gas.

The table below (in thousands) shows lease operating expenses (LOE) for our two primary fields.

                                                2004          2003
                                               ------        ------
South Cuyama field:
  LOE excluding electricity                    $  767        $  858
  Electricity                                     312           320
                                                -----         -----
                                                1,079         1,178

San Juan - New Mexico                              28            26
Other                                              15            33
                                                -----         -----
                                               $1,122        $1,237
                                                =====         =====

CRUDE OIL PUT OPTIONS
---------------------

Through mid February 2003, we had never entered into any commodity derivative agreements since acquiring the Field. During mid February 2003 oil prices in the Field reached a level of about $36 per barrel. For the first time we purchased puts on 23,000 barrels of oil for the month of June 2003 (strike price of $29.00 per barrel) and 16,500 barrels of oil for the month of July 2003 (average strike price of $30.48 per barrel). Our total investment was $83,000. Our net gain from these transactions was approximately $40,000.

On May 14, 2004, we purchased puts on 20,000 barrels of oil at $3.50 per barrel (a total of $70,000 with a strike price of $39 per barrel). These puts expire November 15, 2004. Depending on the price of oil, we may buy additional puts.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash to be provided from operations are expected to enable us to meet our obligations as they become due during the next several years.

We have no bank debt, no special purpose entities and no off-balance sheet arrangements nor did we enter into any related party transactions during the two years of 2003 and 2004.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN ITEM 6 OF THE 2003 FORM 10-KSB AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
---------------------------------------------

     SOUTH CUYAMA FIELD
     ------------------

As disclosed in the 2003 Form 10-KSB, Santa Barbara County has asked us to perform an endangered species survey before we commence drilling one of the six wildcats sites located outside the Field's boundaries (about 4 miles from the Field). We were planning to drill one of the wells this summer and the remaining five over the next two to three years. Due to delays in the survey, drilling of the first well has been postponed until sometime this fall.

     SOCAL
     -----

The pipeline we use to sell our gas is owned by BP, but leased by SOCAL. There have been rumors that SOCAL will not renew the lease which comes up for renewal in May 2004. We have yet to be notified whether the lease was renewed. If SOCAL does not renew the lease, the line could switch from a carrier line to a proprietary line. If it becomes a proprietary line there is no guarantee that we will have an outlet to market our gas. This situation has no effect on our oil sales. Monthly gas sales, net to us, are about $100,000.

There are no other significant changes or developments to report from what we disclosed in the 2003 Form 10-KSB.


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


                                      HALLADOR PETROLEUM COMPANY

Dated:  May 14, 2004               By: /S/VICTOR P. STABIO
                                          CEO and CFO

                                       Signing on behalf of registrant
                                       and as principal financial officer.