Form 10QSB
period 2004-08-10
HALLADOR PETROLEUM CO
filed 2004-08-16
CIK 788965

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Shares outstanding as of August 16, 2004: 7,093,150



PART I - FINANCIAL INFORMATION

                            Consolidated Balance Sheet
                                 (in thousands)

                                                      June 30,   December 31,
                                                        2004        2003*
                                                     ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                         $ 4,169     $ 3,319
   Accounts receivable-
      Oil and gas sales                                1,142       1,019
      Well operations                                    326         543
                                                      ------      ------
         Total current assets                          5,637       4,881
                                                      ------      ------

Oil and gas properties, at cost (successful efforts):
   Unproved properties                                   392         450
   Proved properties                                  26,185      25,910
   Less - accumulated depreciation,
      depletion, amortization and impairment         (20,225)    (19,749)
                                                      ------      ------
                                                       6,352       6,611
                                                      ------      ------
Oil and gas operator bonds                               216         216
California plug and abandonment deposits                 365         291
Investment in Catalytic Solutions                        150         164
Other assets                                              50          49
                                                      ------      ------
                                                     $12,770     $12,212
                                                      ======      ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities          $   812     $ 1,383
   Oil and gas sales payable                             660         598
                                                      ------      ------
         Total current liabilities                     1,472       1,981
                                                      ------      ------
Key employee bonus plan                                  284         253
                                                      ------      ------
Future site restoration                                1,346       1,294
                                                      ------      ------
Minority interest                                      5,342       5,047
                                                      ------      ------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.10 par value;
      10,000,000 shares authorized; none issued
  Common stock, $ .01 par value; 100,000,00
      shares authorized, 7,093,150 shares issued          71          71
Additional paid-in capital                            18,061      18,061
Accumulated deficit                                  (13,806)    (14,495)
                                                      ------      ------
                                                       4,326       3,637
                                                      ------      ------
                                                     $12,770     $12,212
                                                      ======      ======
*Derived from the Form 10-KSB.


                           See accompanying notes.

                     Consolidated Statement of Operations
                              (in thousands)

                                        Six months ended   Three months ended
                                            June 30,           June 30,
                                         2004      2003     2004     2003
                                        ------    ------   ------   ------

Revenue:
  Oil                                   $3,852    $3,828   $2,055   $1,725
  Gas                                      955       835      491      487
  Other                                    126       109       23
                                         -----     -----    -----    -----
                                         4,933     4,772    2,569    2,212
                                         -----     -----    -----    -----
Costs and expenses:
  Lease operating                        2,691     2,731    1,569    1,494
  Exploration costs                        140       145      110      125
  Depreciation, depletion and
    amortization                           530       562      265      277
  General and administrative               587       585      296      246
                                         -----     -----    -----    -----
                                         3,948     4,023    2,240    2,142
                                         -----     -----    -----    -----
Income before cumulative effect of
  change in accounting principle           985       749      329       70

Cumulative effect of change in
  accounting principle                              (181)
                                         -----     -----    -----    -----
Income before minority interest            985       568      329       70

Minority interest                         (296)     (170)     (99)     (21)
                                         -----     -----    -----    -----
Net income                              $  689    $  398   $  230   $   49
                                         =====     =====    =====    =====
Income per share
  Before cumulative effect of
   change in accounting principle       $  .10    $  .07   $  .03   $  .01

  Cumulative effect of change
   in accounting principle                          (.02)
                                         -----     -----    -----    -----
  Net income                            $  .10*   $  .05   $  .03   $  .01
                                         =====     =====    =====    =====

Weighted average shares outstanding
  -basic                                 7,093     7,093    7,093    7,093
                                         =====     =====    =====    =====

_____________________
*Diluted income per share was $.09 and diluted weighted average shares outstanding were 7,500.  Basic and diluted income per share were the same for the other periods.




                           See accompanying notes.

                     Consolidated Statement of Cash Flows
                                (in thousands)



                                                   Six months ended June 30,
                                                      2004            2003
                                                     ------          ------
Net cash provided by operating activities            $1,169          $1,548
                                                     ------           -----
Cash flows from investing activities:
  Properties                                           (245)           (262)
  Other                                                 (74)            (90)
                                                     ------           -----
    Net cash used in investing activities              (319)           (352)
                                                     ------           -----
Cash flows from financing activites:
  Debt retirement                                                      (251)
  Cash calls from joint interest owners                                 351
                                                                     ------
    Net cash from financing activities                                  100
                                                                     ------
Net increase in cash and cash equivalents               850           1,296

Cash and cash equivalents, beginning of period        3,319           1,647
                                                     ------           -----
Cash and cash equivalents, end of period             $4,169          $2,943
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

3. In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. We adopted SFAS 143 on January 1, 2003 and increased our liability for asset retirement obligations by $264,000 (using an 8% discount rate) and recorded a cumulative effect of change in accounting principle of $181,000. One October 1, 2003 we changed our estimate and increased our liability by an additional $300,000. For the six months ended June 30, 2004 and 2003, we recognized $52,000 and $37,000, respectively, of accretion on the liability as a component of depletion expense.

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

6. On August 10, 2004, we entered into an agreement with E&B Natural Resources Management Corporation (a private company) to sell all of our interest in the South Cuyama field and adjacent exploration areas for $23 million; consisting of $19.5 million in cash and an interest bearing note of $3.5 million due on September 30, 2005. Due to the minority interest these amounts will be reduced by 30%. Closing is scheduled for September 30, 2004, with an effective date of June 1, 2004.

    Due to the effective date being June 1, 2004, downward closing adjustments are expected to be about $1.5 million. In addition, and subject to final board approval, we plan to make employee bonuses and retention payments and to cash out our outstanding stock options all totaling about
    $2.7 million. Currently there are about 750,000 options outstanding and after the stock option cash out these options will be canceled.

    Following the sale, we will have no California operations, but will continue our operations in New Mexico and Texas. These properties have remaining gas reserves of about 2 BCF natural gas equivalents or 1.5 BCF considering the 30% minority interest.

    After closing, our board will meet to consider how best to utilize the cash from the sale. Among the options the board will consider is a special dividend. We have about 7.1 million shares outstanding.

    As a result of the sale agreement discussed above all exploration activities have been put on hold pending closing of the sale.


                        HALLADOR PETROLEUM COMPANY
         Management's Discussion and Analysis or Plan of Operation


RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------

The table below (in thousands) provides sales data and average prices for the periods.

                                2004                     2003
                      ------------------------    ----------------------
                       Sales   Average            Sales  Average
                      Volume   Price  Revenue    Volume  Price  Revenue
                      -------  -------  ------    ------  -----  -------

Oil - barrels
  South Cuyama field   107     $35.00    $3,745    130     $28.82   $3,746
  Other                  4      26.75       107      5      16.40       82

Gas - mcf
  South Cuyama field   111       5.66       628     79       5.56      439
  San Juan-New Mexico   35       4.97       174     26       4.57      119
  Other                 27       5.67       153     45       6.15      277


Oil revenue stayed about the same; however, the production declines were more than offset by price increases as set forth in the table above. Field production to the 100% for the 2004 and 2003 periods averaged 800 and 958 bopd, respectively. Oil production is down due to mechanical failures on three of our better wells and the decision not to start new projects pending the sale of the field. Current field production to the 100% is about 835 bopd. Gas revenue increased primarily due to higher production in the field. Last year the gas was shut in for about 50 days due to gas quality issues with SOCAL as previously disclosed in our 2003 Form 10-KSB.

Current prices are about $44 for oil and $6 for gas.

The table below (in thousands) shows lease operating expenses (LOE) for our two primary fields.


                                               2004      2003
                                              ------    ------
   South Cuyama field:
     LOE excluding electricity                $2,002    $1,900
     Electricity                                 606       694
                                              ------     -----
                                               2,608     2,594

   San Juan - New Mexico                          63        78
   Other                                          20        59
                                               -----     -----
                                              $2,691    $2,731
                                               =====     =====

Electricity decreased due to a 17% rate reduction from PG&E.


QUARTER-TO-DATE COMPARISON
--------------------------

The table below (in thousands) provides sales data and average prices for the periods.

                                 2004                     2003
                       Sales   Average            Sales  Average
                      Volume   Price  Revenue    Volume  Price  Revenue
                      -------  -------  ------    ------  -----  -------
Oil - barrels
  South Cuyama field    55     $36.36    $2,000    64     $26.33   $1,685
  Other                  2      27.50        55     4      10.00       40

Gas - mcf
  South Cuyama field    56       5.77       323    58       5.47      317
  San Juan-New Mexico   19       5.16        98    13       4.38       57
  Other                 12       5.83        70    19       5.95      113


The table below (in thousands) shows lease operating expenses (LOE) for our two primary fields.

                                               2004      2003

                                              ------    ------
   South Cuyama field:
     LOE excluding electricity                $1,235    $1,042
     Electricity                                 294       374
                                              ------     -----
                                               1,529     1,416

   San Juan - New Mexico                          35        52
   Other                                           5        26
                                               -----     -----
                                              $1,569    $1,494
                                               =====     =====


Field production to the 100% for the periods ended June 30, 2004 and 2003 averaged 820 and 962 bopd, respectively.

The increase in G&A was due primarily to a $50,000 contribution to a Denver charity.

The explanations above for the year-to-date comparisons also apply to the quarter-to-date comparisons.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash to be provided from operations are expected to enable us to meet our obligations as they become due during the next several years.

We have no bank debt, no special purpose entities and no off-balance sheet arrangements nor did we enter into any related party transactions.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN ITEM 6 OF THE 2003 FORM 10-KSB AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
---------------------------------------------

     SOUTH CUYAMA FIELD
     -------------------

On August 10, 2004, we entered into an agreement with E&B Natural Resources Management Corporation (a private company) to sell all of our interest in the South Cuyama field and adjacent exploration areas for $23 million; consisting of $19.5 million in cash and an interest bearing note of $3.5 million due on September 30, 2005. Due to the minority interest these amounts will be reduced by 30%. Closing is scheduled for September 30, 2004, with an effective date of June 1, 2004.

Due to the effective date being June 1, 2004, downward closing adjustments are expected to be about $1.5 million. In addition, and subject to final board approval, we plan to make employee bonuses and retention payments and to cash out our outstanding stock options all totaling about
$2.7 million. Currently there are about 750,000 options outstanding and after the stock option cash out these options will be canceled.

Following the sale, we will have no California operations, but will continue our operations in New Mexico and Texas. These properties have remaining gas reserves of about 2 BCF natural gas equivalents or 1.5 BCF considering the 30% minority interest.

After closing, our board will meet to consider how best to utilize the cash from the sale. Among the options the board will consider is a special dividend. We have about 7.1 million shares outstanding.

As a result of the sale agreement discussed above all exploration activities have been put on hold pending closing of the sale.

          SOCAL
          -----

The pipeline matter discussed in the 2003 Form 10-KSB has been favorably resolved.

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

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits:

        31 -- SOX 302 Certification

        32 -- SOX 906 Certification

        99 -- Purchase and Sale Agreement Among Hallador Petroleum Company
              Hallador Production Company, Hallador Petroleum, LLP,
              Santa Barbara Partners, Trio Petroleum Inc., Cuyama Drilling and Production Company and South Cuyama Limited Partnership ("Sellers") and E&B Natural Resources Management Corporation and WRBD II, LP ("Buyers") dated August 10, 2004

                                Signature

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HALLADOR PETROLEUM COMPANY

Dated: August 16, 2004          By:/S/ VICTOR P. STABIO
                                   CEO and CFO
                                   Signing on behalf of registrant
                                   and as principal financial officer.