Form 10QSB
period 2004-09-30
HALLADOR PETROLEUM CO
filed 2004-11-22
CIK 788965

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Shares outstanding as of November 19, 2004: 7,093,150



PART I - FINANCIAL INFORMATION

                            Consolidated Balance Sheet
                                 (in thousands)


                                                       September 30,
                                                           2004
                                                        -----------
ASSETS
Current assets:
   Cash and cash equivalents                              $23,321
   Oil and gas operator bonds                                 250
   Accounts receivable-
      Oil and gas sales                                     1,064
      Well operations                                         207
      Note receivable-E&B Resources                         3,538
                                                          ------
         Total current assets                              28,380
                                                           ------

Oil and gas properties, at cost (successful efforts):
   Unproved properties                                        298
   Proved properties                                        2,144
   Less - accumulated depreciation,
      depletion, amortization and impairment               (1,732)
                                                           ------
                                                              710
                                                           ------
Investment in Catalytic Solutions                             150
Other assets                                                   67
                                                           ------
                                                          $29,307
                                                           ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities               $   644
   Oil and gas sales payable                                  624
   Income taxes payable                                     1,300
   Key employee bonus plan                                    285
   Bonuses, and stock options payable                       3,004
                                                           ------
         Total current liabilities                          5,857
                                                           ------
Minority interest                                           9,477
                                                           ------
Stockholders' equity:
   Preferred stock, $.10 par value;
    10,000,000 shares authorized; none issued
   Common stock, $.01 par value; 100,000,000
    shares authorized, 7,093,150 shares issued                 71
Additional paid-in capital                                 18,061
Accumulated deficit                                        (4,159)
                                                           ------
                                                           13,973
                                                           ------
                                                          $29,307
                                                           ======

                           See accompanying notes.

                     Consolidated Statement of Operations
                    (in thousands, except per share data)

                                       Nine months ended  Three months ended
                                          September 30,     September 30,
                                         2004      2003     2004     2003
                                        ------    ------   ------   ------

Revenue:
  Oil                                  $   172    $  126   $   65   $   43
  Gas                                      490       567      163      172
  Interest and other                        18        67        8        6
                                        ------     -----    -----    -----
                                           680       760      236      221
                                        ------     -----    -----    -----
Costs and expenses:
  Lease operating                          138       165       56       29
  Exploration costs                        167       136       27       73
  Depreciation, depletion and
    amortization                            33       175        9       55
  General and administrative               621       606      175      181
                                        ------     -----    -----    -----
                                           959     1,082      267      338
                                        ------     -----    -----    -----

Loss from continuing operations before
  minority interest                       (279)     (322)     (31)    (117)
Minority interest                           84        97        9       35
                                        ------     -----    -----    -----
Loss from continuing operations           (195)     (225)     (22)     (82)

Income from discontinued operations
  net of minority interest of
  $607, $432, $236 and $145              1,414     1,007      552      340

Gain on sale of discontinued operations,
  net of taxes of $1,300 and net of
  minority interest of $3,907            9,117              9,117

Cumulative effect of change in
  accounting principle net of
  minority interest of $54                          (127)

                                        ------     -----    -----    -----
Net income                             $10,336    $  655   $9,647   $  258
                                        ======     =====    =====    =====
Income (loss) per share-basic
  Continuing operations                $  (.03)   $ (.03)  $        $ (.01)
  Discontinued operations                  .20       .14      .07      .05
  Gain on sale of discontinued
    operations                            1.29               1.29
  Change in accounting principle                    (.02)
                                        ------     -----    -----    -----
  Net earnings per share               $  1.46    $  .09   $ 1.36   $  .04
                                        ======     =====    =====    =====

Weighted average shares outstanding
  -basic                                 7,093     7,093    7,093    7,093
                                        ======     =====    =====    =====




                           See accompanying notes.

                     Consolidated Statement of Cash Flows
                                (in thousands)



                                                         Nine months ended
                                                            September 30,
                                                           2004      2003
                                                          ------    ------

Net cash provided by operating activities                 $ 2,210   $ 2,893
                                                           ------    ------
Cash flows from investing activities:
  Proceeds from sale of property                           18,111
  Properties                                                 (245)     (945)
  Other                                                       (74)      (91)
                                                           ------    ------
    Net cash provided by (used in) investing activities    17,792    (1,036)
                                                           ------    ------
Cash flows from financing activites:
  Debt retirement                                                      (251)
  Cash calls from joint interest owners                                 967
                                                                     ------
    Net cash from financing activities                                  716
                                                                     ------
Net increase in cash and cash equivalents                  20,002     2,573

Cash and cash equivalents, beginning of period              3,319     1,647
                                                           ------    ------
Cash and cash equivalents, end of period                  $23,321   $ 4,220
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

3. In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. We adopted SFAS 143 on January 1, 2003 and increased our liability for asset retirement obligations by $264,000 (using an 8% discount rate) and recorded a cumulative effect of change in accounting principle of $181,000. One October 1, 2003 we changed our estimate and increased our liability by an additional $300,000. All but $7,000 of this liability relates to the South Cuyama field, which was sold on September 30, 2004 as described below.

4. As allowed in SFAS 123, Accounting for Stock-Based Compensation, we continue to apply APB 25, Accounting for Stock Issued to Employees, and related interpretations in recording compensation related to our plan. The pro forma effect on our net income was not material for any of the periods presented. No grants were issued during the 2004 and 2003 periods.

5. On August 10, 2004, we entered into an agreement with E&B Natural Resources Management Corporation (a private company) to sell all of our interest in the South Cuyama field and adjacent exploration areas for $23 million; consisting of $19.5 million in cash and an interest bearing (3.5%) note of $3.5 million due on September 30, 2005. Closing occurred on September 30, 2004, with an effective date of June 1, 2004. We recorded a pre-tax gain of approximately $14.3 million. The estimated tax of $1.3 million due on the gain on sale is less than the statutory rate due to the utilization of NOLs, statutory depletion carryforwards and the 30% minority interest.

    On October 8, 2004 we purchased back 749,723 outstanding employee stock options at a price equal to $2.80 per share minus the exercise price of each option for a total amount of $1,305,000. The options were cancelled and are available for reissuance and no options remain outstanding. The $1,305,000 was accrued for as of September 30, 2004.

    In addition to the stock options which were purchased, bonuses of approximately $1,544,000 were paid in early October and were accrued for as of September 30, 2004. Additionally, the Key Employee Bonus Plan was paid out.



                        HALLADOR PETROLEUM COMPANY
         Management's Discussion and Analysis or Plan of Operation


For background information for the readers of this Form 10-QSB, on July 21, 1997, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 in Hallador Petroleum, LLP (the "Partnership"), a newly formed limited liability limited partnership. We are the general partner and received a 70% interest in the partnership in return for contributing our net assets, and Yorktown, representing the limited partners, received a 30% interest for its $5,025,000 cash contribution. As general partner, we consolidate the activity of the partnership and present the 30% limited partners' interest as a minority interest.

Due to the sale of the South Cuyama field and the adjacent exploration areas, the joint board of directors of Hallador Petroleum Company and the Executive Committee of the Partnership, voted to terminate the partnership effective October 1, 2004. Currently, the Partnership's assets consist of cash, the $3.5 million note receivable, oil and gas properties in New Mexico and Texas, and other miscellaneous assets. On October 1, 2004, the joint board of directors of Hallador Petroleum Company, and the Executive Committee of the Partnership, valued the oil and gas properties in New Mexico and Texas and the other miscellaneous assets at $4 million. No later than the first quarter 2005, we plan to distribute a substantial amount of cash to each of the general and limited partners.

We now plan to concentrate our oil and gas activity in the Rocky Mountain region.

The Board of Directors plan to meet in January 2005, to discuss liquidity options for our shareholders. Ideas on the table include, stock buybacks and/or one-time cash dividends.

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
-----------------------

The table below provides sales data and average prices for the periods.

                                2004                         2003
                       ------------------------      -------------------------
                        Sales   Average              Sales   Average
                       Volume   Price   Revenue      Volume   Price    Revenue
                       -------  -------  ------      ------   -----    -------

Oil - barrels
  San Juan-New Mexico*   5,048   $23.13   $117,000      4,587  $17.00   $78,000
  Krueger-Texas            769    37.08     28,000      1,088   30.35    33,000
  Other                    752    35.93     27,000        542   28.14    15,000

Gas - mcf
  San Juan-New Mexico   53,517     5.15    276,000     42,750    4.54   194,000
  Krueger-Texas         34,385     5.87    202,000     47,299    5.82   275,000
  Other                  2,502     5.05     12,000     15,659    6.28    98,000


_________________
* NGLs

Oil revenue increased primarily due to higher prices. Gas revenue decreased due to lower production offset by slightly higher prices. Two gas wells included in the "Other" category in the table above for 2003 were subsequently plugged and abandoned.

DD&A decreased due to higher reserve estimates for the Krueger wells during 2004 compared to 2003.

The table below shows lease operating expenses (LOE) for our two primary fields.


                                               2004       2003
                                             --------   --------

   San Juan-New Mexico                       $ 93,000    $ 86,000
   Krueger-Texas                               27,000      26,000
   Other                                       18,000      53,000
                                              -------     -------
                                             $138,000    $165,000
                                              =======     =======


QUARTER-TO-DATE COMPARISON
--------------------------

The table below provides sales data and average prices for the periods.


                                2004                         2003
                       ------------------------      -------------------------
                        Sales   Average              Sales   Average
                       Volume   Price   Revenue      Volume   Price    Revenue
                       -------  -------  ------      ------   -----    -------

Oil - barrels
  San Juan-New Mexico*   1,610   $26.98   $ 43,000     1,714  $17.42   $30,000
  Krueger-Texas            192    41.67      8,000       319   29.22     9,000
  Other                    352    38.95     14,000       174   25.86     4,000

Gas - mcf
  San Juan-New Mexico   18,565     5.49    102,000    16,817    4.44    75,000
  Krueger-Texas          9,089     6.18     56,000    13,860    5.28    73,000
  Other                  1,018     5.27      5,000     3,777    6.28    24,000
_________________
*NGLs


The explanations above for the year-to-date comparisons also apply to the quarter-to-date comparisons.

DD&A decreased due to higher reserve estimates for the Krueger wells during 2004 compared to 2003.

The table below shows lease operating expenses (LOE) for our two primary fields.


                                               2004        2003
                                             --------    --------

   San Juan-New Mexico                       $ 30,000    $  8,000
   Krueger-Texas                                9,000      10,000
   Other                                       17,000      11,000
                                              -------     -------
                                             $ 56,000    $ 29,000
                                              =======     =======


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Due to the large amount of cash on hand, liquidity is not a concern at the present time.

We have no bank debt, no special purpose entities and no off-balance sheet arrangements nor did we enter into any related party transactions.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN ITEM 6 OF THE 2003 FORM 10-KSB AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

PROSPECT DEVELOPMENT AND EXPLORATION ACTIVITY
---------------------------------------------

San Juan - New Mexico
---------------------

We have made offers to buyout our joint interest partners. If all of the offers were accepted, our obligation would be approximately $10 million. Most of the partners have indicated that they are not interested, but we are negotiating with a few partners, and could be purchasing an additional $2 million of working interest.

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

Item 6. Exhibit

        31 -- SOX 302 Certification

        32 -- SOX 906 Certification

                                Signature

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HALLADOR PETROLEUM COMPANY

Dated: November 19, 2004          By:/S/ VICTOR P. STABIO
                                   CEO and CFO
                                   Signing on behalf of registrant
                                   and as principal financial officer.