Form 10-K
period 2004-12-31
HALLADOR PETROLEUM CO
filed 2005-04-15
CIK 788965

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.  20549

                                   FORM 10-KSB


[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF  1934

                  For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 0-14731

                          HALLADOR PETROLEUM COMPANY
                         --------------------------
         COLORADO                                      84-1014610
-------------------------                    --------------------------------
 (State of incorporation)                   (IRS Employer Identification No.)

    1660 Lincoln Street, Suite 2700, Denver, Colorado           80264-2701
    -------------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

Issuer's telephone number:     303.839.5504               Fax:  303.832.3013
                               ------------               ------------------

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes    X   No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Our revenue from continuing operations for the year ended December 31, 2004 was about $1 million.

At April 12, 2005, we had 7,093,150 shares outstanding and the aggregate market value of such shares held by non-affiliates was about $2.9 million based on a price of $2.30, which was the last reported trade on that date.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 1.  DESCRIPTION OF BUSINESS

General Development of Business
-------------------------------

Hallador Petroleum Company, a Colorado corporation, was organized by our predecessor in 1949.

About eight years ago, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 in Hallador Petroleum, LLP, a newly formed limited liability limited partnership, (the "Partnership".) We are the general partner and received a 70% interest in the partnership in return for contributing our net assets and Yorktown representing the limited partners, received a 30% interest for its $5,025,000 cash contribution. As general partner, we consolidate the activity of the Partnership and present the 30% limited partners' interest as a minority interest.

On August 10, 2004, we entered into an agreement with E&B Natural Resources Management Corporation (a private company) to sell all of our interest in the South Cuyama field and adjacent exploration areas, all located in Santa Barbara County, California, for $23 million; consisting of $19.5 million in cash and an interest bearing (3.5%) note of $3.5 million due on September 30, 2005. Closing occurred on September 30, 2004 and we recorded a pre-tax gain of about $14 million.

Due to the sale, the joint board of directors of Hallador Petroleum Company and the Executive Committee of the Partnership, voted to discontinue new partnership operations effective October 1, 2004. Currently, the Partnership's assets consist of cash, the $3.5 million note receivable, oil and gas properties in New Mexico and Texas, and other miscellaneous assets.
On October 1, 2004, the joint board of directors of Hallador Petroleum Company, and the Executive Committee of the Partnership, valued the oil and gas properties in New Mexico and Texas and the other miscellaneous assets at $4 million. During April 2005, we plan to make a cash distribution of about $5 million to the limited partners. During the second quarter 2005, we will purchase the limited partners interest in the Partnership for about $1.2 million. This does not include their interest in the $3.5 million note receivable which is due September 30, 2005. Upon collection of the note a final distribution will be made to the limited partners.

We are engaged in the exploration, development and production of oil and natural gas in the Rocky Mountain region. In late March 2005, we invested $325,000 in a newly formed entity to pursue coal opportunities in the United States. Our office is located at 1660 Lincoln Street, Suite 2700, Denver, Colorado 80264, phone 303.839.5504, fax 303.832.3013. We have no website.

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

We have and will continue to make expenditures to comply with these requirements, which we believe are necessary business costs. Although environmental requirements do have a substantial impact upon the energy industry, generally these requirements do not appear to affect us any differently or to any greater or lesser extent than other companies.

Although we are not fully insured against all environmental and other risks, we maintain insurance coverage, which we believe, is customary in the industry.

During 2004, the cost to comply with these recurring environmental regulations were not significant to our continuing operations and are not expected to be in the foreseeable future.

To the extent these environmental expenditures reduce funds available for increasing our reserves of oil and natural gas, future operations could be adversely impacted. Despite the fact that all of our competitors have to comply with similar regulations, many are much larger and have greater resources with which to deal with these regulations.

Other
------

We have no significant patents, trademarks, licenses, franchises or concessions.

The oil business is not generally seasonal in nature; although unusual weather extremes for extended periods may increase or decrease demand. Natural gas prices tend to increase in the fall and winter months and to decrease in the spring and summer.

We have four full time employees and two part-time employees. When needed we also engage consulting petroleum engineers, environmental professionals, geologists, geophysicists, landmen, accountants and attorneys on a fee basis.

ITEM 2.  DESCRIPTION OF PROPERTY

Location and General Character
------------------------------

Our primary operating property is in the San Juan Basin, located in the northwest corner of New Mexico.

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


Proved Oil and Gas Reserves
---------------------------

Information concerning our reserve estimates is set forth in Note 5 to the consolidated financial statements. The reserve estimates were prepared by a sole-proprietor consulting petroleum engineer. All of our oil and gas reserves are located onshore.

Sales and Price Data
--------------------

See Item 6 - MD&A

Producing Wells
---------------

As of April 12, 2005, we had a working interest in 30 gross (3 net) gas wells.

Leasehold Interests
-------------------

The following table sets forth our gross and net acres of undeveloped oil and gas leases as of April 12, 2005:

                                             Gross       Net
                                            -------    ------
          Montana                            10,268     4,488
          North Dakota                        2,905       906
          Wyoming                            63,920    53,109
          Other                                 843       128
                                             ------    ------
              Total                          77,936    58,631
                                             ======    ======

Drilling Activity - Continuing Operations
-----------------------------------------

From January 1, 2005 through April 12, 2005, there has been no drilling activity.

During 2004, there was no drilling activity.

During 2003, we drilled six successful development gas wells in the San Juan Basin. Our WI in these wells is between 6% - 13% with NRIs between 5% - 11%.

ITEM 3.  LEGAL PROCEEDINGS: None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None


                                PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol "HPCO". The following table sets forth the high and low sales price for the periods indicated:

                                                  High         Low
                                                  ----         ----
     2005
       (January 1 through April 12, 2005)        $3.40       $2.10

     2004
       First quarter                              1.55        1.15
       Second quarter                             5.15        1.35
       Third quarter                              3.00        2.10
       Fourth quarter                             3.05        2.10

     2003
       First quarter                              1.05        0.70
       Second quarter                             1.25        0.70
       Third quarter                              1.03        1.01
       Fourth quarter                             2.00        0.70

During the last two years no dividends were paid. We have no present intention to pay any dividends in the foreseeable future.

At April 12, 2005 there were 398 holders of record of our common stock and the last recorded sales price was $2.30.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

Our consolidated financial statements should be read in conjunction with this discussion. Our primary operating property is in the San Juan Basin, located in the northwest corner of New Mexico. Due to the sale of the South Cuyama field as discussed below, we are engaged in the exploration, development and production of oil and natural gas in the Rocky Mountain region. In late March 2005, we invested $325,000 in a newly formed entity to pursue coal opportunities in the United States.

About eight years ago, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 in Hallador Petroleum, LLP, a newly formed limited liability limited partnership, (the "Partnership".) We are the general partner and received a 70% interest in the partnership in return for contributing our net assets and Yorktown representing the limited partners, received a 30% interest for its $5,025,000 cash contribution. As general partner, we consolidate the activity of the Partnership and present the 30% limited partners' interest as a minority interest.

On August 10, 2004, we entered into an agreement with E&B Natural Resources Management Corporation (a private company) to sell all of our interest in the South Cuyama field and adjacent exploration areas, all located in Santa Barbara County, California, for $23 million; consisting of $19.5 million in cash and an interest bearing (3.5%) note of $3.5 million due on September 30, 2005. Closing occurred on September 30, 2004 and we recorded a pre-tax gain of about $14 million.

Due to the sale, the joint board of directors of Hallador Petroleum Company and the Executive Committee of the Partnership, voted to discontinue new partnership operations effective October 1, 2004. Currently, the Partnership's assets consist of cash, the $3.5 million note receivable, oil and gas properties in New Mexico and Texas, and other miscellaneous assets. On October 1, 2004, the joint board of directors of Hallador Petroleum Company, and the Executive Committee of the Partnership, valued the oil and gas properties in New Mexico and Texas and the other miscellaneous assets at $4 million. During April 2005, we plan to make a cash distribution of about $5 million to the limited partners. During the second quarter 2005, we will purchase the limited partners interest in the Partnership for about $1.2 million. This does not include their interest in the $3.5 million note receivable which is due September 30, 2005. Upon collection of the note a final distribution will be made to the limited partners.

Our profitability in any particular accounting period will be directly related to: (i) prices, (ii) production, (iii) lifting costs, and (iv) exploration activities. Accordingly, operating results will fluctuate from period to period based on these factors, among others.

What follows is a discussion of our primary operating area.


San Juan Basin
--------------

This gas field is located in the northwest corner of New Mexico in San Juan County. We have an interest in 26 wells and are the operator. These wells have long-lived reserves. Our WI in this field ranges from 5%-15% with NRIs between 5%-13%. At December 31, 2004, our net book value in this prospect was about $397,000. We assigned proved gas reserves to this field of about 1.3 BCF to our interest. Our net revenue interest in these wells is about 7%.
Two more development wells are planned for the fall of 2005.

Catalytic Solutions Investment
------------------------------

During 1998, we invested $62,000 for a small ownership in Catalytic Solutions, Inc. (CSI), a private company, located in Oxnard, California (a Los Angeles suburb). CSI manufactures catalytic converters that reduce toxic emissions from internal combustion engines. During 2000, we invested another $113,000 in CSI. During 2004 and 2003, we gave shares of CSI to certain employees valued at $25,000. Our current ownership is less than 1%. Our average per share cost is about $8.20. During 2004, CSI completed a private stock offering for $12 million at $13.65 per share.

Investments Made In 2005
------------------------

     North Dakota
     ------------

In February 2005, we invested $1.3 million in a 2,000 acre oil development prospect in McKenzie County, North Dakota, located on the mid-western Montana border. We have a 37.5% WI (.328 NRI), Kodiak Oil and Gas, the operator also has a 37.5% WI, the remaining 25% is owned by others. Kodiak is headquartered in Denver and its stock trades on the TSX Venture Exchange under the symbol KOG. We hope to drill the first oil well in late 2005, at a cost of about $2.5 million to the 100%. This is a horizontal play so a vertical well is drilled to 8,000 feet and then two horizontal laterals are drilled at distance of 4,000 - 6,000 feet in opposite directions. Headington Oil Company is a major operator in this area on the Montana side and Burlington Resources is a major operator on the North Dakota side. Depending on the success of the first well, our total commitment could be an additional $2 million.

     Coal
     ----

In late March 2005, we invested $325,000 for a 29% interest in a newly formed entity called Coalition Energy, LLC (CELLC). CELLC was formed to pursue coal investments. Mr. Stabio, Mr. Dietler, Mr. David Hardie and Mr. Steven Hardie, of our board of directors, also invested in CELLC on the same terms as we did,
and collectively they own about 14%.   Kestrel Energy Partners, which Yorktown
Energy Partners, LLC, has invested in, has a 20% interest in CELLC. We will provide offices and administrative services for CELLC during the startup phase. Gerald Schissler, CEO, age 60 and Jerry Vaninetti, COO, age 55, both of which have extensive experience in the coal industry are the only employees of CELLC. At payout, these two individuals, will each earn a 10% interest in CELLC.


Liquidity and Capital Resources
-------------------------------

Cash and cash to be provided from operations are expected to enable us to meet our obligations as they become due during the next several years.

We have no bank debt, no special purpose entities and no off-balance sheet arrangements nor did we enter into any related party transactions during the two years ended December 31, 2004.

Results Of Continuing Operations
--------------------------------

     Year-To-Date Comparison
     -----------------------

The table below provides sales data and average prices for the period.


                                 2004                       2003
                       ------------------------    ----------------------
                        Sales   Average            Sales  Average
                        Volume   Price  Revenue    Volume  Price  Revenue
                       -------  -------  ------    ------  -----  -------
Gas - mcf
  San Juan              68,500  $ 5.27   $361,000  66,161  $ 4.43  $293,000
  Other                 48,480    6.09    295,000  82,545    5.59   461,000

NGLs - barrels
  San Juan               6,624   24.76    164,000   6,900   17.98   124,000
  Other                     71   28.17      2,000      80   25.00     2,000

Oil - barrels
  San Juan                 105   28.58      3,000      58   17.25     1,000
  Other                  2,030   39.41     80,000   2,077   29.86    62,000




Gas revenue decreased due to lower production offset by slightly higher prices. Oil and NGL revenue increased primarily due to higher prices.

DD&A decreased due to higher reserve estimates for certain wells during 2004 compared to 2003.

Risk Factors
------------

The issues that cause us worry are:

     1. OPEC deciding to significantly increase production, which would result in a free-fall of oil prices.

     2. We have no succession plan for our CEO, Victor Stabio. The loss of his services would have an adverse affect on us.

     3.  The success of our 2005 year-to-date investments.


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

New Accounting Pronouncements
-----------------------------

In December 2004 the FASB issued SFAS 123(R) that requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. SFAS 123(R) covers a wide range of share-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion 25, "Accounting for Stock Issued to
Employees."   We will be required to apply SFAS 123(R) in the first quarter
2006. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards and the impact the recognition of compensation expense related to such awards will have on our consolidated financial statements. See Note 1 of our Consolidated Financial Statements.

None of the other FASB pronouncements issued during the last two years had, or will have, any effect on us.


ITEM 7.  FINANCIAL STATEMENTS

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Report of Independent Registered Public Accounting Firm                     13

Consolidated Balance Sheet, December 31, 2004                               14

Consolidated Statement of Operations, Years ended
   December 31, 2004 and 2003                                               15

Consolidated Statement of Cash Flows, Years ended
   December 31, 2004 and 2003                                               16

Notes to Consolidated Financial Statements                                  17

                       REPORT OF INDEPENDENT REGISTERED
                          PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Hallador Petroleum Company
Denver, Colorado

We have audited the consolidated balance sheet of Hallador Petroleum Company and Subsidiaries as of December 31, 2004 and the consolidated statements of operations and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Hallador Petroleum Company and Subsidiaries, as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.



                                   /s/ Ehrhardt Keefe Steiner & Hottman PC

April 5, 2005
Denver, Colorado

                         Consolidated Balance Sheet
                             December 31, 2004
                                (in thousands)

ASSETS
Current assets:
  Cash and cash equivalents                                         $ 19,927
  Oil and gas operator bonds                                             252
  Accounts receivable-
    Oil and gas sales                                                    573
    Well operations                                                      117
    E&B account receivable                                               230
    E& B - note receivable                                             3,569
                                                                     -------
       Total current assets                                           24,668
                                                                     -------
Oil and gas properties, at cost (successful efforts):
  Unproved properties                                                    220
  Proved properties                                                    2,155
  Less - accumulated depreciation,
    depletion, amortization and impairment                            (1,740)
                                                                     -------
                                                                         635
                                                                     -------
Investment in Catalytic Solutions                                        150
Other assets                                                              67
                                                                     -------
                                                                    $ 25,520
                                                                     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                          $    642
  Oil and gas sales payable                                              922
  Income tax payable                                                     300
  Partnership options payable (Note 3)                                   407
                                                                     -------
       Total current liabilities                                       2,271
                                                                     -------
Minority interest                                                      9,742
                                                                     -------
Stockholders' equity:
  Preferred stock, $.10 par value;
    10,000,000 shares authorized; none issued
  Common stock, $ .01 par value; 100,000,000
    shares authorized, 7,093,150 shares issued                            71
Additional paid-in capital                                            18,061
Accumulated deficit*                                                  (4,625)
                                                                     -------
                                                                      13,507
                                                                     -------
                                                                    $ 25,520
                                                                     =======


*Net income has been the only change in stockholders' equity during the past two years.


                                See accompanying notes.

                          Consolidated Statement of Operations
                                    (in thousands)


                                                        Years ended December 31,
                                                           2004         2003
                                                          ------       ------
Revenue:
   Gas                                                   $   656      $   754
   Natural gas liquids                                       166          126
   Oil                                                        83           63
   Interest                                                  167           20
   Other                                                                   50
                                                          ------       ------
                                                           1,072        1,013
                                                          ------       ------
Costs and expenses:
   Lease operating                                           149          226
   Exploration costs
     Plug and abandonment                                                 107
     Delay rentals                                           102           87
   Impairment - unproved properties                          144           51
   Depreciation, depletion and amortization                   42          187
   General and administrative                                852          801
                                                          ------       ------
                                                           1,289        1,459
                                                          ------       ------
Loss from continuing operations before minority interest    (217)        (446)
Minority interest                                             65          134
                                                          ------       ------
Loss from continuing operations                             (152)        (312)

Income from discontinued operations net of minority
  interest of $592 and $419                                1,380          977

Gain on sale of discontinued operations, net of taxes
  of $1,085 and net of minority interest of $4,168         8,642
                                                          ------       ------
Net income                                               $ 9,870      $   665
                                                          ======       ======
Income (loss) per share - basic
  Continuing operations                                  $  (.02)     $  (.04)
  Discontinued operations                                    .19          .13
  Gain on sale of discontinued operations                   1.22
                                                          ------       ------
Net earnings per share                                   $  1.39      $   .09
                                                          ======       ======
Weighted average shares outstanding-basic                  7,093        7,093
                                                          ======       ======

                              See accompanying notes.


                         Consolidated Statement of Cash Flows
                                     (in thousands)


                                                        Years ended December 31,
                                                           2004         2003
                                                          ------       ------
Cash flows from operating activities:
  Net income                                              $ 9,870      $  665
  Depreciation, depletion, and amortization                   721       1,160
  Minority interest                                         4,695         285
  Impairment of undeveloped properties                        144          67
  Change in accounts receivable	                              812        (741)
  Gain on sale of discontinued operations exclusive
    of $1,705 bonueses paid in connection with sale       (15,600)
  Change in payables and accrued liabilities                 (623)        845
  Income taxes payable                                        300
  Key employee bonus plan                                    (253)
  Other                                                        90         231
                                                           ------      ------
    Net cash provided by operating activities                 156       2,512
                                                           ------      ------
Cash flows from investing activities:
  Proceeds from property sale (Cuyama)**                   18,110
  Properties*                                                (253)       (816)
  Other assets                                               (100)        (91)
                                                           ------      ------
    Net cash provided by (used in) investing activities    17,757        (907)
                                                           ------      ------

Cash flows from financing activities:
  Repurchase of employee stock options                     (1,305)
  Debt retirement                                                        (251)
  Cash calls from joint interest owners                                   318
                                                           ------      ------
    Net cash provided by (used in) financing activities    (1,305)         67
                                                           ------      ------
Net increase in cash and cash equivalents                  16,608       1,672

Cash and cash equivalents, beginning of year                3,319       1,647
                                                           ------      ------
Cash and cash equivalents, end of year                    $19,927     $ 3,319
                                                           ======      ======

Taxes paid                                                $   785


* In 2003, Net non-cash additions to oil and gas properties were $386,000 due to the adoption of SFAS 143.
** In 2004, we received a $3,500,000 note receivable in connection with the sale of Cuyama, which was a non-cash investing activity.



                               See accompanying notes.


                           Notes to Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

Basis of Presentation and Consolidation
---------------------------------------

The accompanying consolidated financial statements include the accounts of Hallador Petroleum Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We are engaged in the exploration, development, and production of oil and natural gas in the Rocky Mountain region.

On July 21, 1997, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 in Hallador Petroleum, LLP, a newly formed limited liability limited partnership (the "Partnership.") We are the general partner and received a 70% interest in the partnership in return for contributing our net assets, and Yorktown, representing the limited partners, received a 30% interest for its $5,025,000 cash contribution. As general partner, we consolidate the activity of the Partnership and present the 30% limited partners' interest as a minority interest.

On August 10, 2004, we entered into an agreement with E&B Natural Resources Management Corporation (a private company) to sell all of our interest in the South Cuyama field and adjacent exploration areas, all located in Santa Barbara County, California, for $23 million; consisting of $19.5 million in cash and an interest bearing (3.5%) note of $3.5 million due on September 30, 2005. Closing occurred on September 30, 2004 and we recorded a pre-tax gain
of about $14 million.   Results from the South Cuyama field have been
presented as discontinued operations in the accompanying Consolidated Statement of Operations. Revenue and expenses before the minority interest were about $7 million and $5 million, respectively for 2004 and $8.6 million and $7.2 million for 2003.

Due to the sale, the joint board of directors of Hallador Petroleum Company and the Executive Committee of the Partnership, voted to discontinue new partnership operations effective October 1, 2004. Currently, the Partnership's assets consist of cash, the $3.5 million note receivable, oil and gas properties in New Mexico and Texas, and other miscellaneous assets. On October 1, 2004, the joint board of directors of Hallador Petroleum Company, and the Executive Committee of the Partnership, valued the oil and gas properties in New Mexico and Texas and the other miscellaneous assets at $4 million. During April 2005, we plan to make a cash distribution of about $5 million to the limited partners. During the second quarter 2005, we will purchase the limited partners interest in the Partnership for about $1.2 million. This does not include their interest in the $3.5 million note receivable which is due September 30, 2005. Upon collection of the note a final distribution will be made to the limited partners.

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

Prior to 2003, the estimated costs of plugging and abandoning wells were accrued using the units-of-production method and were considered in determining DD&A expense. However, in 2003 we adopted SFAS 143, Accounting for Asset Retirement Obligations. Under this standard, we record the fair value of the future abandonment as capitalized abandonment costs in Oil and Gas properties with an offsetting abandonment liability. The adoption of this method was not significant to our continuing operations. The capitalized abandonment costs are amortized with other property costs using the units-of-production method.

The carrying value of each field is assessed for impairment on a quarterly basis. If estimated future undiscounted net revenues are less than the recorded amounts, an impairment charge is recorded based on the estimated fair value of the field.

Statement of Cash Flows
-----------------------

Cash equivalents include investments, which includes mutual funds, with maturities when purchased of three months or less.

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

Concentration of Credit Risk
----------------------------

Our revenues are derived principally from uncollateralized sales to two customers in the oil and gas industry. The concentration of credit risk in a single industry affects our overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions.

Catalytic Solutions Investment
------------------------------

During 1998, we invested $62,000 in Catalytic Solutions, Inc. (CSI), a private company, located in Oxnard, California (a Los Angeles suburb). CSI manufactures catalytic converters that reduce toxic emissions from internal combustion engines. During 2000, we invested another $113,000 in CSI. During 2004 and 2003, we gave shares of CSI to certain employees valued at $25,000. Our current ownership is less than 1%. This investment is accounted for under the cost method.

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

New Accounting Pronouncements
-----------------------------

In December 2004 the FASB issued SFAS 123(R) that requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. SFAS 123(R) covers a wide range of share-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees." We will be required to apply SFAS 123(R) in the first quarter 2006. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards and the impact the recognition of compensation expense related to such awards will have on our consolidated financial statements.

None of the other FASB pronouncements issued during the last two years had, or will have, any effect on us.


(2)  INCOME TAXES
     ------------

The provision for income taxes, all of which is reflected in discontinued operations, is comprised of the following:


       Current:
         Federal                  $ 265
         State                      361
                                  -----
                                    626
                                  -----

       Deferred:
         Federal                    297
         State                      162
                                  -----
                                    459
                                  -----
                                 $1,085
                                  =====

Commensurate with the installment sale of the South Cuyama property, the Company reflected current income taxes for the portion of the sale that was received in cash. Deferred income taxes represent the amounts that will be due upon collection of the note receivable.

The net deferred tax asset at December 31, 2004 (in thousands) is comprised of the following:

       Deferred tax assets:
         Oil and gas properties  $  672

       Valuation allowance         (672)
                                  -----
                                 $    0
                                  =====

With our history of losses, we believe that sufficient uncertainty exists regarding the realizability of our net deferred tax asset. We therefore recorded a valuation allowance to offset the entire deferred tax asset at December 31, 2004. We will continue to evaluate our net deferred tax asset and to the extent we may determine that it is more likely than not that an asset will be realized, the valuation allowance will be reduced accordingly.


Our income tax is different than the expected amount computed using the applicable federal statutory income tax rate of 35% and a California state tax rate of 8.84%. The reasons for and effects of such differences (in thousands) are as follows:

                                                           2004         2003
                                                          ------       ------

Expected amount                                          $ 4,864      $   290
Utilization of tax net operating losses                   (2,174)
Utilization of statutory depletion carry forwards           (974)
State income taxes, net of federal benefit                  (340)         (38)
Change in valuation allowance and other                     (291)        (252)
                                                         -------       ------
                                                         $ 1,085      $     0
                                                          ======       ======


At December 31, 2004, we had no federal or state net operating loss, alternative minimum tax or statutory depletion carry forwards as all amounts were utilized during the current fiscal year. The change in the valuation allowance including changes for the utilization of net operating losses, and utilization of statutory depletion carry forwards totaled $3,168.

(3)  STOCK OPTIONS AND BONUS PLANS
     -----------------------------

Stock Option Plan
-----------------

In December 1995, we granted to our CEO 620,000 options and another 62,000 options to other employees at an exercise price of $1.00. These options became fully vested. No options were granted during 1996-1998. During 1999 there were 3,000 options that expired and became available for reissuance. Later in 1999 we issued 71,000 options with an exercise price of $1.00, which also became fully vested. No options were granted during 2000, 2001 and 2003. In January 2001, we purchased from certain employees 177,777 options. In August 2002, the Company issued 177,500 incentive stock options to certain employees at an exercise price of $1.25 per share. These options, which expire August 31, 2012, vested one-third at date of grant and the remaining over two years. On October 8, 2004 we purchased back 749,723 outstanding employee stock options at a price equal to $2.80 per share minus the exercise price of each option for a total amount of $1,305,000. The options were cancelled and are available for reissuance. The $1,305,000 was accrued for as of September 30, 2004. At December 31, 2004 there were no issued and outstanding options. All options were granted at fair value.

In April 2005, we issued 750,000 options at an exercise price of $2.25 based on a March 2005 private transaction between one of our shareholders and a third party. These options vest at 1/3 per year for the next three years. There are no more options available for issuance.

Options to purchase up to 3% of the partnership interest in Hallador Petroleum, LLP were issued in 1997 and 1998. As of December 31, 2004, 2.692% were outstanding and exercisable. The exercise price for these options was based on the fair market value on the date of grant. On January 8, 2005 we purchased back all of these outstanding options for a total of $407,000, which was accrued for as of December 31, 2004.


Key Employee Bonus Plan
-----------------------

Mr. Stabio, CEO, was the only participant in the key employee bonus plan. Mr. Stabio received $816,000 due to the sale of the South Cuyama field. Upon approval of the Board of Directors, this liability was paid to Mr. Stabio in October 2004. As of December 31, 2004, there was no further liability to Mr. Stabio.

(4)  MAJOR CUSTOMERS
     ---------------

During 2004 and 2003, the San Juan Basin's gas and NGL production was purchased by Coral Energy Resources, LP and Williams Energy Services.

(5)  OIL AND GAS RESERVE DATA (UNAUDITED)
     ------------------------------------

The following reserve estimates for the years ended December 31, 2004 and 2003 were prepared by a sole-proprietor consulting petroleum engineer based on data we supplied. Be cautious that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates.

Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods. NGLs are included with oil quantities.

There were no significant proved undeveloped reserves at December 31, 2004 or 2003.


                        Analysis of Changes in Proved Reserves
                        --------------------------------------
                                   (in thousands)

                                                     Oil           Gas
                                                    (BBLs)        (MCF)
                                                   -------       -------
Balance at December 31, 2002                         1,878        2,650
  Revisions of previous estimates                       39         (429)
  Discoveries                                                       500
  Production                                          (268)        (337)
                                                    ------       ------
Balance at December 31, 2003                         1,649        2,384
  Revisions of previous estimates                      (22)        (266)
  Discoveries                                                       141
  Cuyama sale                                       (1,392)        (546)
  Production                                          (169)        (280)
                                                    ------       ------
Balance at December 31, 2004                            66        1,433
                                                    ======       ======
Net of 30% minority interest                            46        1,003
                                                    ======       ======


The following table (in thousands) sets forth a standardized measure of the discounted future net cash flows attributable to our proved developed oil and gas reserves (hereinafter referred to as "SMOG"). Future cash inflows were computed using December 31, 2004 and 2003 product prices of $42.38 and $30.33 for oil, and $4.18 and $5.73 for gas, respectively. Future production costs represent the estimated future expenditures to be incurred in producing the reserves, assuming continuation of economic conditions existing at year-end. Discounting the annual net cash inflows at 10% illustrates the impact of timing on these future cash inflows.


                                                     2004         2003
                                                    ------       ------
Future Revenue
  Oil                                              $ 1,800      $49,200
  Gas                                                6,400       10,700
                                                    ------       ------
Future cash inflows                                  8,200       59,900
Future cash outflows -
  production and abandonment costs                  (2,800)     (46,000)
Future income taxes                                 (2,100)
                                                    ------       ------
Future net cash flows                                3,300       13,900
10% discount factor                                 (1,500)      (2,400)
                                                    ------       ------
SMOG                                               $ 1,800      $11,500
                                                    ======       ======
Net of 30% minority interest                       $ 1,260      $ 8,050
                                                    ======       ======

The following table (in thousands) summarizes the principal factors comprising the changes in SMOG:

                                                     2004         2003
                                                    ------       ------
 SMOG, beginning of year                          $11,500      $16,500
   Sales of oil and gas, net of production costs   (3,600)      (4,000)
   Net changes in prices and production costs        (350)      (4,100)
   Revisions                                         (300)      (1,000)
   Discoveries                                        100          800
   Change in income taxes                          (1,200)       1,500
   Accretion of discount                            1,150        1,800
   Cuyama sale                                     (5,500)
                                                   ------       ------
SMOG, end of year                                 $ 1,800      $11,500
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

ITEM 8B.  OTHER INFORMATION

None.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


CORTLANDT S. DIETLER, 84, has been one of our directors since November 1995. From April 1995 to October 1999 he was CEO of TransMontaigne Inc. and is currently Chairman of the Board. He also serves as a director of Forest Oil Corporation, Cimarex Energy Company and Nytis Exploration Company.

DAVID HARDIE, 54 is the Chairman of the Board and has served as a director since July 1989. He is the President of Hallador Investment Advisors Inc., which manages Hallador Equity Fund, Hallador Muni Fund, Hallador Alternative Assets Fund and Harco Investors; he also is a General Partner of Hallador Venture Partners LLC, the General Partner of Hallador Venture Fund II & III. Mr. Hardie serves as a director and partner of other private entities that are owned by members of his family. Mr. Hardie is a graduate of California Polytechnic University, San Luis Obispo and Harvard Business School, OPM.

STEVEN HARDIE, 50 has been a director since 1994. He and David Hardie are brothers. For the last 21 years he has been an investor in common stock and private equity. He is the Vice-President of Hallador Investment Advisors, which manages Hallador Equity Fund, Hallador Muni Fund, Hallador Alternative Assets Fund and Harco Investors. He also serves as a director and partner of other private entities that are owned by members of his family.

BRYAN H. LAWRENCE, 62, has been one of our directors since November 1995. He is a founder and senior manager of Yorktown Partners LLC that manages investment partnerships formerly affiliated with Dillon, Read & Co. Inc., an investment-banking firm (Dillon Read.) He had been employed with Dillon, Read since 1966, serving most recently as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. He also serves as a Director of D&K Healthcare Resources, Inc., TransMontaigne, Inc., Vintage Petroleum, Inc., Crosstex Energy, Inc. and Crosstex Energy, L.P. (each a United States public company), and certain non-public companies in the energy industry in which Yorktown partnership holds equity interests including, PetroSantander Inc., Savoy Energy, L.P., Athanor B.V., Camden Resources, Inc., ESI Energy Services Inc., Ellora Energy Inc., Dernick Resources Inc., Cinco Natural Resources Corp., Approach Resources Inc., Peak Energy Resources Inc., Nytis
Exploration Company, and Compass Petroleum, Ltd.   Mr. Lawrence is a graduate
of Hamilton College and has a MBA from Columbia University.

VICTOR P. STABIO, 57 is our President, CEO, CFO and a director. He joined us in March 1991 as our President and CEO and has been active in the oil and gas business for the past 30 years.

We do not have an audit committee financial expert serving on our audit committee. We believe that the additional costs to recruit a financial expert exceed the benefits, if any.

Our Code of Ethics is filed as Exhibit 14 to this Form 10-KSB.


ITEM 10.   EXECUTIVE COMPENSATION


                        SUMMARY COMPENSATION TABLE
                        ---------------------------

                                           Annual Compensation
                                          --------------------
                                                              Other Annual
Name and Principal Position   Year    Salary     Bonus (1)    Compensation
---------------------------   -----   ------    ----------  ------------------
Victor P. Stabio, CEO         2004   $137,000   $632,000       $1,251,900  (3)
                              2003    146,000     73,500            6,000  (2)
                              2002    132,300     24,000            6,000  (2)



(1)  Relates to the Key Employee Bonus Plan.

(2)  Our contribution to the 401(k) Plan.

(3) Includes the purchase of 545,000 stock options at a cost of $1.80 per option or $981,000 in October 2004 and $265,000 for the options to purchase 1.75% of Hallador Petroleum, LLP paid in January 2005.

No options were exercised, nor granted, to Mr. Stabio during the last three years.

At December 31, 2004 Mr. Stabio had no options.


Equity Compensation Plan Information
------------------------------------

At December 31, 2004, there were no options outstanding. In April 2005, we granted 750,000 options at an exercise price of $2.25 per share to our employees of which 400,000 were issued to Mr. Stabio.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table is as of April 12, 2005.



      Name                            No. Shares (1)    % of Class (1)
- ------------------------------------  ---------------   -------------
David Hardie and Steven Hardie as       3,346,069             47
Nominee for Hardie Family Members (2)

Victor P. Stabio                           64,937              *

Cortlandt S. Dietler (3)                  100,000              1

Bryan H. Lawrence (4)                   2,328,500             33

SBC Warburg Dillion Read Inc. (5)         421,500              6

Aspen Private Fund (6)                    445,190              6

All directors and executive officer
 as a group                             5,839,506             82


(1) Based on total outstanding shares of 7,093,150. Beneficial ownership of certain shares has been, or is being, specifically disclaimed by certain directors in ownership reports filed with the SEC.
(2) The Hardie family business address is 3000 S Street, Suite 200, Sacramento, California, 95816.
(3)  Mr. Dietler's address is P. O. Box 5660, Denver, Colorado 80217.
     All shares are held by Pinnacle Engine Company LLC, wholly owned by Mr. Dietler.
(4)  Mr. Lawrence's address is  410 Park Avenue, 19th Floor, New York,
     NY 10022. Mr. Lawrence owns 50,000 shares directly, and the remainder is held by Yorktown Energy Partners II, L.P., an affiliate.
(5)  SBC Warburg Dillon Read Inc.'s address is 680 Washington Boulevard,
     7th Floor, Stamford, CT 06901.
(6) Aspen Private Fund's address is 700 North Water Street, Suite 1200, Milwaukee, WI 53202.

* Less than one percent.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 13.   EXHIBITS

a)  Exhibits

     3.1 Restated Articles of Incorporation of Kimbark Oil and Gas Company, effective September 24, 1987 (1)
     3.2  Articles of Amendment to Restated Articles of Incorporation of
          Kimbark Oil & Gas Company, effective December 14, 1989, to effect change of name to Hallador Petroleum Company and to change the par value and number of authorized shares of common stock (1)
     3.3 Amendment to Articles of Incorporation dated December 31, 1990 to effect the one-for-ten reverse stock split (2)
     3.4  By-laws of Hallador Petroleum Company, effective November 9, 1993 (4)
    10.1 Composite Agreement and Plan of Merger dated as of July 17, 1989, as amended as of August 24, 1989, among Kimbark Oil & Gas Company, KOG Acquisition, Inc., Hallador Exploration Company and Harco Investors, with Exhibits A, B, C and D (1)
    10.2  Hallador Petroleum Company 1993 Stock Option Plan *(3)
    10.3  Hallador Petroleum Company Key Employee Bonus Compensation Plan *(3)
    10.4  First Amendment to the 1993 Stock Option Plan *(6)
    10.5  First Amendment to Key Employee Bonus Compensation Plan *(6)
    10.6  Stock Purchase Agreement with Yorktown dated November 15, 1995 (6)
    10.7  Second Amendment to Key Employee Bonus Compensation Plan *(7)
    10.8  Hallador Petroleum, LLP Agreement (9)
    10.9  Hallador Petroleum, LLP Stock Option Agreement *(9)
    10.10 Purchase And Sale Agreement Among Hallador Petroleum Company, Hallador Production Company, Hallador Petroleum, LLP, Santa Barbara Partners, Trio Petroleum Inc., Cuyama Drilling and Production Company And South Cuyama Limited Partnership ("Sellers") And E&B Natural Resources Management Corporation and WRBD II, LP ("Buyers") (11)
    14.   Code of Ethics (12)
    21.1  List of Subsidiaries (2)
    31    SOX 302 Certification (12)
    32    SOX 906 Certification (12)

-------------------------------------

 (1) Incorporated by reference (IBR)     (8) Not used.
       to the 1989 Form 10-K.            (9) IBR to the 1997 Form 10-KSB.
 (2) IBR to the 1990 Form 10-K.         (10) Not used.
 (3) IBR to the 1992 Form 10-KSB.       (11) IBR to June 30, 2004 Form 10-QSB.
 (4) IBR to the 1993 Form 10-KSB.       (12) Filed herewith.
 (5) Not used.
 (6) IBR to the 1995 Form 10-KSB.
 (7) IBR to the September 30, 1996 Form 10-QSB.

* Management contracts or compensatory plans.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees incurred for 2004 and 2003 were:

                                                         2004          2003
                                                       --------     --------
       Audit Fees                                     $  56,000    $  46,000
       Audit-related fees
       Tax fees                                          31,000       11,500
       All other fees
                                                       --------     --------
         Total fees                                   $  87,000    $  57,500
                                                       ========     ========


Pre-approval Policy
-------------------

In 2003 the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided by Ehrhardt Keefe Steiner &
Hottman PC (EKSH). The policy requires that all services EKSH provides to us be pre-approved by the Committee. The Committee approved all services provided by EKSH during 2004 and 2003.


                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                            HALLADOR PETROLEUM COMPANY
                             BY:/S/VICTOR P. STABIO
                                   VICTOR P. STABIO, CEO

Dated:  April 12, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ DAVID HARDIE          Chairman                       April 12, 2005
    DAVID HARDIE

/S/ VICTOR P. STABIO      CEO, CFO, CAO and Director     April 12, 2005
    VICTOR P. STABIO

/S/ BRYAN LAWRENCE        Director                       April 12, 2005
    BRYAN LAWRENCE