Form 10QSB
period 2005-03-31
HALLADOR PETROLEUM CO
filed 2005-05-16
CIK 788965

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.  20549

                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2005


                                      OR


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 0-14731


                          HALLADOR PETROLEUM COMPANY
            (Exact name of registrant as specified in its charter)


         COLORADO                                      84-1014610
         --------                                      ----------
 (State of incorporation)                   (I.R.S. Employer Identification No.)



       1660 Lincoln Street, Suite 2700, Denver, Colorado 80264-2701
       ------------------------------------------------------------
                  (Address of principal executive offices)



  303.839.5504                                     Fax:  303.832.3013
  ------------                                     ------------------
                    (Issuer's telephone numbers)



Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to the filing requirements for the past 90 days: Yes [X] No[ ]


Shares outstanding as of May 16, 2005; 7,093,150



PART I - FINANCIAL INFORMATION


                         Consolidated Balance Sheet
                              (in thousands)

                                                         March 31,  December 31,
                                                           2005        2004*
                                                          ------      ------
ASSETS
Current assets:
  Cash and cash equivalents                               $18,122    $19,927
  Oil and gas operator bonds                                  253        252
  Accounts receivable-
    Oil and gas sales                                         602        573
    Well operations                                           130        117
    E&B account receivable                                     36        230
    E& B - note receivable                                  3,600      3,569
                                                           ------     ------
       Total current assets                                22,743     24,668
                                                           ------     ------
Oil and gas properties, at cost (successful efforts):
  Unproved properties                                       1,511        220
  Proved properties                                         2,155      2,155
  Less - accumulated depreciation,
    depletion, amortization and impairment                 (1,748)    (1,740)
                                                           ------     ------
                                                            1,918        635
                                                           ------     ------
Investment in Catalytic Solutions                             150        150
Investment in CELLC                                           325
Other assets                                                   68         67
                                                           ------     ------
                                                          $25,204    $25,520
                                                           ======     ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                $   642   $    642
  Oil and gas sales payable                                   904        922
  Income tax payable                                          300        300
  Partnership options payable                                            407
                                                           ------     ------
       Total current liabilities                            1,846      2,271
                                                           ------     ------
Minority interest                                           9,784      9,742
                                                           ------     ------
Stockholders' equity:
  Preferred stock, $.10 par value;
    10,000,000 shares authorized; none issued
  Common stock, $ .01 par value; 100,000,000
    shares authorized, 7,093,150 shares issued                 71         71
Additional paid-in capital                                 18,061     18,061
Accumulated deficit                                        (4,558)    (4,625)
                                                           ------     ------
                                                           13,574     13,507
                                                           ------     ------
                                                          $25,204    $25,520
                                                           ======     ======

*Derived from the Form 10-KSB.

                                See accompanying notes.

                          Consolidated Statement of Operations
                                    (in thousands)

                                                        Three months ended March 31,
                                                             2005         2004
                                                            ------       ------
Revenue:
  Gas                                                       $   167      $   158
  Natural gas liquids                                            44           32
  Oil                                                            25           20
  Interest                                                      133            6
                                                             ------       ------
                                                                369          216
                                                             ------       ------
Costs and expenses:
  Lease operating                                                48           43
  Delay rentals                                                   4           30
  Depreciation, depletion and amortization                       10           12
  General and administrative                                    168          186
                                                             ------       ------
                                                                230          271
                                                             ------       ------

Loss (loss) from continuing operations
  before minority interest                                      139          (55)
Minority interest                                               (42)          16
                                                             ------       ------
Income (loss) from continuing operations                         97          (39)
Income tax-current                                              (30)
Income from discontinued operations net of minority
  interest of $213                                                           498
                                                             ------       ------
Net income                                                  $    67      $   459
                                                             ======       ======
Income (loss) per share - basic
  Continuing operations                                     $   .01      $  (.01)
  Discontinued operations                                                    .07
                                                             ------       ------
Net earnings per share                                      $   .01      $   .06
                                                             ======       ======
Weighted average shares outstanding-basic                     7,093        7,093
                                                             ======       ======

                              See accompanying notes.


                         Consolidated Statement of Cash Flows
                                     (in thousands)

                                                        Three months ended March 31,
                                                             2005         2004
                                                            ------       ------

Net cash provided by operating activities:                  $   222      $ 1,027
                                                             ------       ------
Cash flows from investing activities:
  Properties                                                 (1,292)        (132)
  Investment in COALition                                      (325)
  Other                                                          (3)
                                                             ------       ------
                                                             (1,620)        (132)

Cash flows from financing activities:
  Repurchase of partnership options                            (407)
                                                             ------       ------
Net (decrease) increase in cash and cash equivalents         (1,805)         895

Cash and cash equivalents, beginning of period               19,927        3,319
                                                             ------       ------
Cash and cash equivalents, end of period                    $18,122      $ 4,214
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

2. Our organization and business, the accounting policies we follow and other information are contained in the notes to our financial statements filed as part of our 2004 Form 10-KSB. This quarterly report should be read in conjunction with that annual report.

3. As allowed in SFAS 123, Accounting for Stock-Based Compensation, we continue to apply APB 25, Accounting for Stock Issued to Employees, and related interpretations in recording compensation related to our plan.
    The pro forma effect on our net income was not material for any of the periods presented. No grants were issued during the 2004 period.

    On April 15, 2005, we issued 750,000 options at an exercise price of $2.25, which were valued based on a March 2005 private transaction between one of our shareholders and a third party. These options vest at 1/3 per year for the next three years. There are no more options available for issuance.

4. On August 10, 2004, we entered into an agreement with E&B Natural Resources Management Corporation (a private company) to sell all of our interest in the South Cuyama field and adjacent exploration areas, all located in
    Santa Barbara County, California, for $23 million; consisting of $19.5 million in cash and an interest bearing (3.5%) note of $3.5 million due on September 30, 2005.  Closing occurred on September 30, 2004 and we
    recorded a pre-tax gain of about $14 million.   Results from the South
    Cuyama field have been presented as discontinued operations in the accompanying Consolidated Statement of Operations. Revenue and expenses before the minority interest were about $2.1 million and $1.4 million, respectively for the three months ended March 31, 2004.

    Due to the sale, the joint board of directors of Hallador Petroleum
    Company and the Executive Committee of the Partnership, voted to discontinue new partnership operations effective October 1, 2004. Currently, the Partnership's assets consist of cash, the $3.5 million note receivable, oil and gas properties in New Mexico and Texas, and other miscellaneous assets. On October 1, 2004, the joint board of directors of Hallador Petroleum Company, and the Executive Committee of the Partnership, valued the oil and gas properties in New Mexico and Texas and the other miscellaneous assets at $4 million. On May 6, 2005 we made a cash distribution of about $5 million to the limited partners. During the second quarter 2005, we will offer to purchase the limited partners interest in the Partnership for about
    $1.2 million. This does not include their interest in the $3.5 million note receivable which is due September 30, 2005. Upon collection of the note a final distribution will be made to the limited partners.

5. In late March 2005, we invested $325,000 for a 29% interest in a newly formed entity called COALition Energy, LLC (CELLC). CELLC was formed to pursue coal investments. To date CELLC has not commenced significant operations. We account for this investment using the equity method of accounting.

    Four of our directors, David Hardie, Steven Hardie, Cortlandt Dietler, and Victor Stabio, who is also our CEO and CFO, acquired, at the same proportionate cost, and on the same terms as us, membership interests of 3.09%, 3.09%, 4.64%, and 3.09%, respectively, based on personal invests of $33,333, $33,333 , $50,000 and $33,334, respectively, in COALition.
    There are 12 other members of COALition, with Cortlandt Dietler, Victor Stabio, and three other individuals, constituting the initial directors of COALition.

    Kestrel Energy Partners, which is 82.64% owned by Yorktown Energy Partners, VI, L.P., acquired, through a wholly-owned subsidiary, a 20% interest in COALition for $224,490. Yorktown Energy Partners VI, L.P. and Yorktown Energy Partners II, L.P., as well as their respective general partners and Yorktown Partners LLC, the manager of both of these partnerships, are under common control. Yorktown Energy Partners II., L.P. owns approximately 32% of our common stock.


                               HALLADOR PETROLEUM COMPANY
               Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS
---------------------

Overview
--------

The following discussion updates the MD&A section of our 2004 Form 10-KSB which was filed on April 15, 2005 and should be read in conjunction thereto. There have been no significant changes or developments to report.

     North Dakota
     -------------

As disclosed in the 2004 Form 10-KSB, in February 2005 we invested $1.3 million in a 2,500 acre oil development prospect in McKenzie County, North Dakota, located on the mid-western Montana border. On April 25, 2005 we purchased additional acres for $111,000. We have a 37.5% WI (.328 NRI), Kodiak Oil and Gas, the operator also has a 37.5% WI, the remaining 25% is owned by others. Kodiak is headquartered in Denver and its stock trades on the TSX Venture Exchange under the symbol KOG. We hope to drill the first oil well in late 2005, at a cost of about $2.5 million to the 100%. This is a horizontal play so a vertical well is drilled to 8,000 feet and then two horizontal laterals are drilled at distance of 4,000 - 6,000 feet in opposite directions. Headington Oil Company is a major operator in this area on the Montana side and Burlington Resources is a major operator on the North Dakota side. Depending on the success of the first well, our total commitment could be an additional $2 million.

     San Juan Basin
     --------------

As disclosed in the Form 10-KSB two more development gas wells are planned for July 2005. The estimated costs to drill and complete these two wells are about $1 million each to the 100%. We have a .056 WI (.047 NRI) in each of the wells.

     Coal
     ----

As disclosed in the 2004 Form 10-KSB, in late March 2005, we invested $325,000 for a 29% interest in a newly formed entity called COALition Energy, LLC (CELLC). To date, CELLC has not commenced significant operations.

Four of our directors, David Hardie, Steven Hardie, Cortlandt Dietler, and Victor Stabio, who is also our CEO and CFO, acquired, at the same proportionate cost, and on the same terms as us, membership interests of 3.09%, 3.09%, 4.64%, and 3.09%, respectively, based on personal invests of $33,333, $33,333, $50,000 and $33,334, respectively, in COALition. There are 12 other members of COALition, with Cortlandt Dietler, Victor Stabio, and three other individuals, constituting the initial directors of COALition.

Kestrel Energy Partners, which is 82.64% owned by Yorktown Energy Partners, VI, L.P., acquired, through a wholly-owned subsidiary, a 20% interest in COALition for $224,490. Yorktown Energy Partners VI, L.P. and Yorktown Energy Partners II, L.P., as well as their respective general partners and Yorktown Partners LLC, the manager of both of these partnerships, are under common control. Yorktown Energy Partners II., L.P. owns approximately 32% of our common stock.

Liquidity and Capital Resources
--------------------------------

Cash and cash to be provided from operations are expected to enable us to meet our obligations as they become due during the next several years.

We have no bank debt, no special purpose entities and no off-balance sheet arrangements.

Results Of Continuing Operations
--------------------------------

     Year-To-Date Comparison
     -----------------------

The table below (in thousands) provides sales data and average prices for the period.


                               2005                         2004
                     --------------------------     ----------------------
                      Sales    Average              Sales   Average
                      Volume    Price    Revenue    Volume   Price    Revenue
                     -------   -------   -------     ------   -----   -------
Gas - mcf
  San Juan            17       $ 5.95     $101      16       $ 4.74    $76
  Other               11         6.00       66      14.8       5.56     82

NGLs - barrels
  San Juan             1.5      29.47       44       1.6      20.00     32

Oil - barrels
  Other                 .533    45.97       25        .608    32.92     20



Revenue increased due to higher prices.

Interest income increased due to investing the proceeds from the sale that occurred in September 2004 and interest income earned on the $3.5 million note due September 30, 2005.

General and administrative expenses declined due to the termination of two employees after the California property sale, and salary reductions in the Denver office. Victor P. Stabio's salary was reduced 26% and certain other employees' salaries were reduced 10%.

After the $5 million distribution to the limited partners on May 6, 2005, interest income will decrease for the remainder of the year.



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


                                        HALLADOR PETROLEUM COMPANY



Dated:  May 16, 2005                   By:  /s/VICTOR P. STABIO
                                            CEO AND CFO
                                            Signing on behalf of registrant and
                                            as principal financial officer.