Form 10QSB
period 2005-06-30
HALLADOR PETROLEUM CO
filed 2005-08-15
CIK 788965

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 2005

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File Number 0-14731


                             HALLADOR PETROLEUM COMPANY
               (Exact name of registrant as specified in its charter)


        Colorado                                84-1014610
------------------------           -----------------------------------
(State of incorporation)           (I.R.S. Employer Identification No.)


       1660 Lincoln Street, Suite 2700, Denver, Colorado 80264-2701
 -----------------------------------------------------------------------
                  (Address of principal executive offices)


303-839-5504                                        FAX: 303-832-3013
------------------------------------------------------------------------
                            (Issuer's telephone numbers)


Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past
90 days: Yes [X]   No [  ]

Shares outstanding as of August 15, 2005: 7,093,150


PART I - FINANCIAL INFORMATION

                             Consolidated Balance Sheet
                                  (in thousands)

                                                June 30,  December 31,
                                                 2005        2004*
                                                ------      ------
ASSETS
Current assets:
  Cash and cash equivalents                     $12,723     $19,927
  Oil and gas operator bonds                                    252
  Accounts receivable-
    Oil and gas sales                               534         573
    Well operations                                 234         117
    E&B account receivable                           35         230
    E&B note receivable                           3,632       3,569
                                                 ------      ------
      Total current assets                       17,158      24,668
                                                 ------      ------
Oil and gas properties, at cost
  (successful efforts):
  Unproved properties                             1,747         220
  Proved properties                               2,155       2,155
  Less-accumulated depreciation,
    depletion, amortization and impairment       (1,755)     (1,740)
                                                 ------      ------
                                                  2,147         635
                                                 ------      ------
Investment in Catalytic Solutions                   150         150
Investment in CELLC                                 301
Other assets                                         66          67
                                                 ------      ------
                                                $19,822     $25,520
                                                 ======      ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities      $   357     $   642
  Oil and gas sales payable                         847         922
  Income tax payable                                360         300
  Partnership options payable                                   407
                                                 ------      ------
      Total current liabilities                   1,564       2,271
                                                 ------      ------
Minority interest                                 4,629       9,742
                                                 ------      ------
Stockholders' equity:
  Preferred stock, $.10 par value;
    10,000,000 shares authorized; none issued
  Common stock, $ .01 par value; 100,000,000
    shares authorized, 7,093,150 shares issued       71          71
Additional paid-in capital                       18,061      18,061
Accumulated deficit                              (4,503)     (4,625)
                                                 ------      ------
                                                 13,629      13,507
                                                 ------      ------
                                                $19,822     $25,520
                                                 ======      ======
*Derived from the Form 10-KSB.


                               See accompanying notes.

                         Consolidated Statement of Operations
                                    (in thousands)

                                        Six months ended   Three months ended
                                            June 30,            June 30,
                                         2005     2004       2005      2004
                                         -----    -----      -----    -----
Revenue:
  Gas                                   $  333   $  327     $  166    $  169
  Natural gas liquids                       89       72         45        40
  Oil                                       45       35         20        15
  Interest                                 282       11        149         5
                                         -----    -----      -----     -----
                                           749      445        380       229
                                         -----    -----      -----     -----
Costs and expenses:
  Lease operating                           98       83         50        40
  Delay rentals                             38       64         34        34
  Impairment of unproved properties         14       67         14        67
  Equity loss in CELLC                      25                  25
  Depreciation, depletion and
   amortization                             19       24          9        12
  General and administrative               295      416        127       230
                                         -----    -----      -----     -----
                                           489      654        259       383
                                         -----    -----      -----     -----

Income (loss) from continuing operations
  before minority interest                 260     (209)       121      (154)
Minority interest                          (78)      62        (36)       46
                                         -----    -----      -----     -----
Income (loss) from continuing operations   182     (147)        85      (108)
Income tax-current                         (60)                (30)
Income from discontinued operations net
  of minority interest of $358 and $145             836                  338
                                         -----    -----      -----     -----
Net income                              $  122   $  689    $    55    $  230
                                         =====    =====      =====     =====
Net income (loss) per share - basic
     Continuing operations              $ 0.02   $(0.02)   $  0.01    $(0.02)
     Discontinued operations                       0.12                 0.05
                                         -----     -----    ------     -----
                                        $ 0.02   $ 0.10    $  0.01    $ 0.03
                                         =====    =====     ======     =====
Weighted average shares outstanding-
  basic                                  7,093    7,093      7,093     7,093
                                         =====    =====      =====     =====

                               See accompanying notes.

                        Consolidated Statement of Cash Flows
                                   (in thousands)

                                                     Six months ended June 30,
                                                         2005         2004
                                                        ------       ------
Net cash provided by operating activities:            $    11      $ 1,169
                                                       ------       ------
Cash flows from investing activities:
  Properties                                           (1,541)        (245)
  Investment in COALition                                (326)
  Decrease in bonds                                       252
  Other                                                    (2)         (74)
                                                       ------       ------
    Net cash used in investing activities              (1,617)        (319)
                                                       ------       ------

Cash flows from financing activities:
  Repurchase of partnership options                      (407)
  Distribution to limited partners                     (5,191)
                                                       ------
     Net cash used in financing activities             (5,598)
                                                       ------
Net (decrease) increase in cash and cash equivalents   (7,204)         850

Cash and cash equivalents, beginning of period         19,927        3,319
                                                       ------       ------
Cash and cash equivalents, end of period              $12,723      $ 4,169
                                                       ======       ======


                                      See accompanying notes.


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

2. Our organization and business, the accounting policies we follow and other information are contained in the notes to our financial state-ments filed as part of our 2004 Form 10-KSB. This quarterly report should be read in conjunction with that annual report.

3. On April 15, 2005, we issued 750,000 ten-year options to employees at an exercise price of $2.25, which was based on the stock price of a March 2005 private transaction between one of our shareholders and a third party. These options vest at 1/3 per year over the next three years. There are no more options available for issuance.

      As allowed in SFAS 123, Accounting for Stock-Based Compensation, we continue to apply APB 25, Accounting for Stock Issued to Employees, and related interpretations in recording compensation related to our plan. Had compensation costs for the plan been determined consistent with SFAS 123, we would have estimated the fair value of the option grant using the Black-Scholes option-pricing model, using the following assumptions for the 2005 grants: (i) risk free interest rate of 4.24%; (ii) expected life of 10 years; (iii) expected volatility of 120%; and (iv) no dividend yield. The average fair value of options granted during 2005 was $2.15. Pro forma net income for 2005 would have been $67,000 or $0.01 per share; pro forma results for 2004 were immaterial.

4. On August 10, 2004, Hallador Petroleum, LLP (the "Partnership") entered into an agreement with E&B Natural Resources Management Corporation (a private company) to sell all of our interestin the South Cuyama field and adjacent exploration areas, all located in Santa Barbara County, California, for $23 million; consisting of $19.5 million in cash and an interest bearing (3.5%) note of $3.5 million due on September 30, 2005. Closing occurred on September
      30, 2004 and we recorded a pre-tax gain of about $14 million. Results from the South Cuyama field have been presented as discontinued operations in the accompanying Consolidated Statement of Operations. Revenue and expenses before the minority interest were about $4.5 million and $3.3 million, respectively for the six months ended
      June 30, 2004.

      Due to the sale, the joint board of directors of Hallador Petroleum Company and the Executive Committee of the Partnership, voted to discontinue new partnership operations effective October 1, 2004. Currently, the Partnership's assets consist of cash, the $3.5 million note receivable, oil and gas properties in New Mexico and Texas, and other miscellaneous assets. On October 1, 2004, the board of directors of Hallador Petroleum Company in their capacity as general partner, and the Executive Committee of the Partnership, valued the oil and gas properties in New Mexico and Texas and the other miscellaneous assets at $4 million. On May 6, 2005 we made a cash distribution of about $5.2 million to the limited partners. During the third quarter 2005, Hallador Petroleum Company will offer to purchase the limited partners interest in the Partnership for about $1.2 million. This does not include their interest in the $3.5 million note receivable which is due September 30, 2005. Upon collection of the note a final distribution will be made to the limited partners.

5. In late March 2005, we invested $325,000 for a 29% interest in a newly formed entity called COALition Energy, LLC (CELLC). CELLC was formed to pursue coal investments. To date CELLC has not commenced significant operations. We account for this investment using the equity method of accounting.

      Four of our directors, David Hardie, Steven Hardie, Cortlandt Dietler, and Victor Stabio, who is also our CEO and CFO, acquired, at the same proportionate cost, and on the same terms as us, membership interests of 3.09%, 3.09%, 4.64%, and 3.09%, respectively, based on personal investments of $33,333, $33,333, $50,000 and $33,334, respectively, in
      CELLC. There are 12 other members of CELLC, with Cortlandt Dietler, Victor Stabio, and three other individuals, constituting the initial directors of CELLC.

      Kestrel Energy Partners, which is 82.64% owned by Yorktown Energy Partners, VI, L.P., acquired, through a wholly-owned subsidiary, a 20% interest in CELLC for $224,490. Yorktown Energy Partners VI, L.P. and Yorktown Energy Partners II, L.P., as well as their respective general partners and Yorktown Partners LLC, the manager of both of these partnerships, are under common control. Yorktown Energy Partners II., L.P. owns approximately 32% of our common stock.

                             HALLADOR PETROLEUM COMPANY
                  Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS
---------------------

Overview
--------

The following discussion updates the MD&A section of our 2004 Form 10-KSB which was filed on April 15, 2005 and should be read in conjunction thereto.

     Albany Shale Gas Lease Play
     ---------------------------

Since June 30, 2005 we have invested about $1 million in this wildcat gas play in the Illinois Basin and expect to invest another $1 million. Our goal is to lease about 50,000 acres and then sell the unproved acreage and retain some sort of interest.

     Montana
     -------

We are evaluating two lease plays in Montana. To date no funds have been committed.

     North Dakota
     ------------

As disclosed in the 2004 Form 10-KSB, in February 2005 we invested $1.3 million in a 2,500 acre oil development prospect in McKenzie County, North Dakota, located on the mid-western Montana border. On April 25, 2005 we purchased additional acres for $111,000. We have a 37.5% WI (.328 NRI), Kodiak Oil and Gas, the operator also has a 37.5% WI, the remaining 25% is owned by others. Kodiak is headquartered in Denver and its stock trades on the TSX Venture Exchange under the symbol KOG. We hope to drill the first oil well the first half of 2006, at a cost of about $2.5 million to the 100%. This is a horizontal play so a vertical well is drilled to 8,000 feet and then two horizontal laterals are drilled at distance of 4,000 - 6,000 feet in opposite directions. Headington Oil Company is a major operator in this area on the Montana side and Burlington Resources is a major operator on the North Dakota side. Depending on the success of the first well, our total commitment could be an additional $2 million.

     San Juan Basin
     --------------

As disclosed in the Form 10-KSB two more development gas wells are planned for September 2005. The estimated costs to drill and complete these two wells are about $1 million each to the 100%. We have a .056 WI (.047 NRI) in each of the wells.

     Coal
     ----

As disclosed in the 2004 Form 10-KSB, in late March 2005, we invested $325,000 for a 29% interest in a newly formed entity called COALition Energy, LLC (CELLC). To date, CELLC has not commenced significant operations. Some of our directors and officers also invested in CELLC. See Note 5 to the Financial Statements for further information.

Liquidity and Capital Resources
-------------------------------

Cash and cash to be provided from operations are expected to enable us to meet our obligations as they become due during the next several years.

We have no bank debt, no special purpose entities and no off-balance sheet arrangements.

Results Of Continuing Operations
--------------------------------

The tables below (in thousands) provides sales data and average prices for the period.

                                   Year-to-date Comparison
                     --------------------------------------------------------

                               2005                         2004
                     ---------------------------     -----------------------
                      Sales    Average              Sales   Average
                      Volume    Price    Revenue    Volume   Price    Revenue
                     -------   -------   -------     ------   -----   -------
Gas-mcf
  San Juan             32      $ 6.13    $196        35      $ 4.98   $174
  Other                21        6.53     137        27        5.67    153

NGLs-barrels
  San Juan              3.1     28.71      89        3.4      21.18     72

Oil-barrels
  Other                  .91    49.46      45        1        35.00     35




                                   Quarter-to-date Comparison
                     --------------------------------------------------------
                               2005                         2004
                     ---------------------------     -----------------------
                      Sales    Average              Sales   Average
                      Volume    Price    Revenue    Volume   Price    Revenue
                     -------   -------   -------     ------   -----   -------
Gas-mcf
  San Juan             15      $ 6.27    $ 94        19      $ 5.22   $ 99
  Other                10        7.20      72        12        5.84     70

NGLs-barrels
  San Juan              1.5     30.00      45        1.8      22.23     40

Oil-barrels
  Other                  .38    52.64      20         .42     35.72     15


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

After the $5.2 million distribution to the limited partners on May 6, 2005, interest income will decrease for the remainder of the year.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO, who is also our CFO, concluded that our disclosure controls and procedures are effective for the purposes discussed above. There have been no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II-OTHER INFORMATION

Item 5.  Other Information

         Albany Shale Gas Lease Play
         ---------------------------

         Since June 30, 2005 we have invested about $1 million in this wildcat gas play in the Illinois Basin and expect to invest another $1 million. Our goal is to lease about 50,000 acres and then sell the unproved acreage and retain some sort of interest.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits:

         10.1 --  Oil and Gas Project Agreement dated June 3, 2005

         31   -- SOX 302 Certification

         32   -- SOX 906 Certification

                                  Signature

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HALLADOR PETROLEUM COMPANY

Dated: August 15, 2005               By:/S/VICTOR P. STABIO
                                         CEO and CFO

                                       Signing on behalf of registrant
                                       and as principal financial officer.