Form 10QSB
period 2005-09-30
HALLADOR PETROLEUM CO
filed 2005-11-14
CIK 788965

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2005

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

Shares outstanding as of November 14, 2005: 7,093,150


PART I - FINANCIAL INFORMATION

                             Consolidated Balance Sheet
                                  (in thousands)

                                              September 30,  December 31,
                                                 2005          2004*
                                                ------        ------
ASSETS
Current assets:
  Cash and cash equivalents                     $11,539      $19,927
  Oil and gas operator bonds                                     252
  Accounts receivable-
    Oil and gas sales                               921          573
    Well operations                                 839          117
    E&B account receivable                                       230
    E&B - note receivable                                      3,569
                                                 ------       ------
      Total current assets                       13,299       24,668
                                                 ------       ------
Oil and gas properties, at cost
  (successful efforts):
  Unproved properties                             3,555          220
  Proved properties                               2,301        2,155
  Less-accumulated depreciation,
    depletion, amortization and impairment       (1,764)      (1,740)
                                                 ------       ------
                                                  4,092          635
                                                 ------       ------
Investment in Catalytic Solutions                   150          150
Investment in CELLC                                 271
Other assets                                         76           67
                                                 ------       ------
                                                $17,888      $25,520
                                                 ======       ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities      $   995      $   642
  Oil and gas sales payable                       1,205          922
  Income taxes payable                              494          300
  Partnership options payable                                    407
                                                 ------       ------
      Total current liabilities                   2,694        2,271
                                                 ------       ------
Minority interest                                              9,742
                                                              ------
Stockholders' equity:
  Preferred stock, $.10 par value;
    10,000,000 shares authorized; none issued
  Common stock, $ .01 par value; 100,000,000
    shares authorized, 7,093,150 shares issued       71           71
Additional paid-in capital                       18,061       18,061
Accumulated deficit                              (2,938)      (4,625)
                                                 ------       ------
                                                 15,194       13,507
                                                 ------       ------
                                                $17,888      $25,520
                                                 ======       ======
*Derived from the Form 10-KSB.


                               See accompanying notes.

                         Consolidated Statement of Operations
                                    (in thousands)

                                         Nine months ended   Three months ended
                                            September 30,       September 30,
                                           2005       2004       2005      2004
                                           -----     -----      -----    -----
Revenue:                                  $  521    $  490     $  188    $  163
  Natural gas liquids                        146       116         57        44
  Oil                                         73        56         28        21
  Interest                                   414        18        132         8
                                           -----     -----      -----     -----
                                           1,154       680        405       236
                                           -----     -----      -----     -----
Costs and expenses:
  Lease operating                            157       138         58        56
  Delay rentals                               38       100                   27
  Impairment of unproved properties          183        67        169
  Equity loss in CELLC                        55                   30
  Depreciation, depletion and
   amortization                               30        33         11         9
  General and administrative                 411       621        116       175
                                           -----     -----      -----     -----
                                             874       959        384       267
                                            ----     -----      -----     -----

Income (loss) from continuing operations
  before minority interest                   280      (279)        21       (31)

Minority interest                            (84)       84         (6)        9
                                           -----     -----      -----     -----
Income (loss) from continuing operations
  before taxes                               196      (195)        15       (22)

Income tax-current                           (90)                  (6)
                                           -----     -----      -----     -----

Income (loss) from continuing operations     106      (195)         9       (22)

Income (loss) from discontinued operations
  net of minority interest of $(18), $607
  $(18) and $236                             (30)    1,414        (30)      552

Gain (loss) on sale of discontinued
  operations, net of taxes of $1,300 and
  net of minority interest of $3907 for
  2004 and $116 and $140 in additional
  taxes for 2005                            (116)    9,117       (140)    9,117
                                           -----     -----      -----     -----
Net income (loss)                         $  (40)  $10,336     $ (161)   $9,647
                                           =====    ======      =====     =====
Net income (loss) per share - basic
  Continuing operations                   $  .02   $  (.03)   $          $
  Discontinued operations                              .20                 0.07
  Gain (loss) on sale of discontinued
    operations                              (.02)     1.29       (.02)     1.29
                                           -----     ------    ------     -----
                                          $    0   $  1.46    $  (.02)   $ 1.36
                                           =====    ======     ======     =====
Weighted average shares outstanding-
  basic                                    7,093     7,093      7,093     7,093
                                           =====    ======      =====     =====

                               See accompanying notes.

                        Consolidated Statement of Cash Flows
                                   (in thousands)

                                                        Nine months ended
                                                           September 30,
                                                         2005         2004
                                                        ------       ------
Net cash provided by operating activities:            $   264      $ 2,210
                                                       ------       ------
Cash flows from investing activities:
  E&B note receivable                                   3,538
  Proceeds from sale of property                                    18,111
  Properties                                           (3,614)        (245)
  Investment in COALition                                (326)
  Decrease in bonds                                       252
  Other                                                   (14)         (74)
                                                       ------       ------
    Net cash (used in) provided by
      investing activities                               (164)      17,792
                                                       ------       ------

Cash flows from financing activities:
  Repurchase of partnership options                      (407)
  Distribution to limited partners                     (8,081)
                                                       ------
     Net cash used in financing activities             (8,488)
                                                       ------
Net (decrease) increase in cash and cash equivalents   (8,388)      20,002

Cash and cash equivalents, beginning of period         19,927        3,319
                                                       ------       ------
Cash and cash equivalents, end of period              $11,539      $23,321
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


3. On April 15, 2005, we issued 750,000 ten-year options to employees at an exercise price of $2.25. The exercise price was based on the sales price of a March 2005 private stock transaction beween one of our shareholders and a third party. These options vest at 1/3 per year over the next three years. There are no more options available for issuance.

    As allowed in SFAS 123, Accounting for Stock-Based Compensation, we continue to apply APB 25, Accounting for Stock Issued to Employees, and related interpretations in recording compensation related to our plan. Had compensation costs for the plan been determined consistent with SFAS 123, we would have estimated the fair value of the option grant using the Black-Scholes option-pricing model, using the following assumptions for the 2005 grants: (i) risk free interest rate of 4.24%;
    (ii) expected life of 10 years; (iii) expected volatility of 120%; and
    (iv) no dividend yield. The average fair value of options granted during 2005 was $2.15. Pro forma net loss for the three and nine month periods ended September 30, 2005 would have been $241,000 and $200,000 or $(0.03) per share, respectively. Pro forma results for 2004 were immaterial.

4. On August 10, 2004, Hallador Petroleum LLP (the "Partnership") entered into an agreement with E&B Natural Resources Management Corporation (a private company) to sell all of our interest in the South Cuyama field and adjacent exploration areas, all located in Santa Barbara County, California, for $23 million; consisting of $19.5 million in cash and an interest bearing (3.5%) note of $3.5 million due on September 30, 2005 which has since been paid. Closing occurred on September 30, 2004 and we recorded a pre-tax gain of about $14 million. Results from the South Cuyama field have been presented as discontinued operations in the accompanying Consolidated Statement of Operations. Revenue and expenses before the minority interest were about $7 million and $5 million, respectively for the nine months ended September 30, 2004.

    Due to the sale, the joint board of directors of Hallador Petroleum Company and the Executive Committee of the Partnership, voted to discontinue new partnership operations effective October 1, 2004.
    On May 6, 2005 we made a cash distribution of about $5.2 million to the limited partners. During the third quarter 2005, Hallador Petroleum Company purchased the limited partners interest in the Partnership for about $1.2 million and made a final cash distribution to the limited partners of $1.6 million. After the cash payments to the limited partners, about $1.7 million remained in the minority interest account and was recorded as a reduction in our accumulated deficit account. For accounting purposes the Partnership no longer exists, and as a result, there is no longer a minority interest caption on our balance sheet.

    Upon filing the Federal and State returns in September for December 31, 2004, we determined that we under estimated the taxes due on the sale by about $116,000 and accrued for such in the third quarter of 2005.


5. In late March 2005, we invested $325,000 for a 29% interest in a newly formed entity called COALition Energy, LLC (CELLC). CELLC was formed to pursue coal investments. To date CELLC has not commenced significant operations. We account for this investment using the equity method of accounting.

    Four of our directors, David Hardie, Steven Hardie, Cortlandt Dietler, and Victor Stabio, who is also our CEO and CFO, acquired, at the same proportionate cost, and on the same terms as us, membership interests of 3.09%, 3.09%, 4.64%, and 3.09%, respectively, based on personal investments of $33,333, $33,333, $50,000 and $33,334, respectively, in CELLC. Some of our directors are also directors of CELLC. An affiliate of Yorktown Energy Partners II, acquired a 20% interest in CELLC for about $225,000. Yorktown Energy Partners II., L.P. owns about 32% of our common stock.

6. In late August 2005, we were sued for about $2.1 million by an employee of one of our vendors. The employee was injured in an accident in 2003 and did not file a lawsuit against us until 2005. We have discussed the matter with our insurance company and our maximum exposure is about $100,000.


                           HALLADOR PETROLEUM COMPANY
          Management's Discussion and Analysis of Plan of Operation

RESULTS OF OPERATIONS
---------------------

Overview
--------

The following discussion updates the MD&A section of our 2004 Form 10-KSB which was filed on April 15, 2005 and should be read in conjunction thereto.

     Potential Acquisition
     ---------------------

We are in negotiations whereby we would issue 1,893,000 shares of our common stock valued at $2.20 per share to Yorktown Energy Partners VI., L.P. The proceeds of this stock sale will be used to purchase a 32% interest in a private Michigan oil and gas exploration company from
Yorktown Energy Partners II, L.P.   Yorktown Energy Partners II, L.P.
owns about 32% of our common stock.

     Albany Shale Gas Lease Play
     ---------------------------

Since June 30, 2005 we have invested about $2.7 million in this wildcat gas play located in Western Kentucky, of which $586,000 was after September 30, 2005 . To date we have leased about 61,000 acres. Over 80% of the acreage is held under five-year leases with the right to extend for another five years by paying $2 per acre per year. We hope to sell the unproved acreage and retain some sort of interest.

     Montana
     -------

We are evaluating two lease plays in central Montana. To date no funds have been committed.

     North Dakota
     ------------

As disclosed in the 2004 Form 10-KSB, in February 2005 we invested $1.3 million in a 2,500 acre oil development prospect in McKenzie County, North Dakota, located on the mid-western Montana border. On April 25, 2005 we purchased additional acres for $111,000. On October 12, 2005, we purchased additional acreage for $195,000. We have a 37.5% WI (.328 NRI), Kodiak Oil and Gas, the operator also has a 37.5% WI, the remaining 25% is owned by others. Kodiak is headquartered in Denver and its stock trades on the TSX Venture Exchange under the symbol KOG. We hope to drill the first oil well the first half of 2006, at a cost of about $2.5 million to the 100%. This is a horizontal play so a vertical well is drilled to 8,000 feet and then two horizontal laterals are drilled at distance of 4,000 - 6,000 feet in opposite directions. Headington Oil Company is a major operator in this area on the Montana side and Burlington Resources is a major operator on the North Dakota side. Depending on the success of the first well, our total commitment could be an additional $2 million to the 100%.

     San Juan Basin
     --------------

Two more development gas wells were drilled in September 2005 and are awaiting completion. Due to the shortage of manpower and equipment these wells will not be placed on production until mid November 2005. The costs were about $1 million each to the 100% and we have a .056 WI (.047 NRI) in each of these wells.

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

Litigation
----------

In late August 2005, we were sued for about $2.1 million by an employee of one of our vendors. The employee was injured in an accident in 2003 and did not file a lawsuit against us until 2005. We have discussed the matter with our insurance company and our maximum exposure is about $100,000.


Results Of Continuing Operations
--------------------------------

The tables below (in thousands) provides sales data and average prices for the period.

                                   Year-to-date Comparison
                     --------------------------------------------------------

                               2005                         2004
                     ---------------------------     -----------------------
                      Sales    Average              Sales   Average
                      Volume    Price    Revenue    Volume   Price    Revenue
                     -------   -------   -------     ------   -----   -------
Gas-mcf
  San Juan             47      $ 6.53    $307        54      $ 5.11   $276
  Other                31        6.90     214        37        5.78    214

NGLs-barrels
  San Juan              4.6     31.74     146         5.1     22.75    116

Oil-barrels
  Other                 1.4     52.14      73         1.5     37.33     56




                                   Quarter-to-date Comparison
                     --------------------------------------------------------
                               2005                         2004
                     ---------------------------     -----------------------
                      Sales    Average              Sales   Average
                      Volume    Price    Revenue    Volume   Price    Revenue
                     -------   -------   -------     ------   -----   -------
Gas-mcf
  San Juan             15      $ 7.40    $111        18      $ 5.61   $101
  Other                10        7.70      77        10        6.20     62

NGLs-barrels
  San Juan              1.5     38.00      57         1.7     25.88     44

Oil-barrels
  Other                  .47    59.57      28          .51    41.17     21


Revenue increased due to higher prices. The higher prices more than offset the decline in production as indicated above. San Juan natural gas is sold at an index price that is set at the first of every month and remains in effect for the entire month. Our San Juan November 2005 gas price is about $11.52 per MCF. During the first ten days of November, daily posted San Juan gas prices have fallen to $7.52 per MCF. If prices stay at this level, our December price could be about $4 per MCF less than our November price.

Interest income increased due to investing the proceeds from the sale that occurred in September 2004 and interest income earned on the $3.5 million note due September 30, 2005 which was paid.

During the third quarter, we decided to impair our investments in certain Wyoming lease plays.

General and administrative expenses declined due to the termination of two employees after the California property sale, and salary reductions in the Denver office. Victor P. Stabio's salary was reduced 26% and certain other employees' salaries were reduced 10%.

Upon filing the Federal and State returns in September for December 31, 2004, we determined that we under estimated the taxes due on the sale by about $116,000 and accrued for such in the third quarter of 2005.

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

                                     HALLADOR PETROLEUM COMPANY

Dated: November 14, 2005               By:/S/VICTOR P. STABIO
                                         CEO and CFO

                                       Signing on behalf of registrant
                                       and as principal financial officer.