Form 10KSB
period 2005-12-31
HALLADOR PETROLEUM CO
filed 2006-04-14
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

[ x ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-14731

HALLADOR PETROLEUM COMPANY

COLORADO (State of incorporation)	84-1014610 (IRS Employer Identification No.)

1660 Lincoln Street, Suite 2700, Denver, Colorado (Address of principal executive offices)	80264-2701 (Zip Code)

Issuer's telephone number: 303.839.5504	Fax: 303.832.3013

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [x]

Our revenue from continuing operations for the year ended December 31, 2005 was about $1.1 million.

At April 4, 2006, we had 12,168,135 shares outstanding and the aggregate market value of such shares held by non-affiliates was about $4 million based on a closing price of $4.10.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 1.    DESCRIPTION OF BUSINESS

General Development of Business

Hallador Petroleum Company (Hallador), a Colorado corporation, was organized by our predecessor in 1949.

About nine years ago, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 in Hallador Petroleum, LLP, a newly formed limited liability limited partnership, (the "Partnership").  We are the general partner and received a 70% interest in the partnership in return for contributing our net assets and Yorktown representing the limited partners, received a 30% interest for its $5,025,000 cash contribution.  During the third quarter of 2005, we purchased the limited partners interest in the Partnership, and for accounting purposes the Partnership no longer exists and, as a result, there is no longer a minority interest caption on our balance sheet.  Prior to this transaction we, as general partner, consolidated the activity of the Partnership and presented the 30% limited partners’ interest as a minority interest.

On August 10, 2004, we entered into an agreement with E&B Natural Resources Management Corporation (a private company) to sell all of our interest in the South Cuyama field and adjacent exploration areas, all located in Santa Barbara County, California, for $23 million; consisting of $19.5 million in cash and an interest bearing (3.5%) note of $3.5 million due on September 30, 2005, which was paid.  Closing occurred on September 30, 2004 and we recorded a pre-tax gain of about $14 million.  Results from the South Cuyama field have been presented as discontinued operations in the accompanying Consolidated Statement of Operations.

Due to the sale, our board of directors and the Executive Committee of the Partnership, voted to discontinue new partnership operations effective October 1, 2004.  At that time,  the Partnership's assets consisted of cash, the $3.5 million note receivable, oil and gas properties in New Mexico and Texas, and other miscellaneous assets.  On October 1, 2004, our  board of directors and the Executive Committee of the Partnership, valued the oil and gas properties in New Mexico and Texas and the other miscellaneous assets at $4 million. On May 6, 2005 we made a cash distribution of about $5.2 million to the limited partners.  During the third quarter 2005, we purchased the limited partners' interest in the Partnership for about $1.2 million and made a final cash distribution to the limited partners of $1.6 million.  After these transactions, about $1.7 million remained in the minority interest account and was recorded as a reduction in our accumulated deficit account.

In late March 2005, we invested $325,000 for a 29% interest in a newly formed entity called COALition Energy, LLC (CELLC) to pursue coal opportunities in the United States.  Some of our officers and directors also invested in CELLC.

We have concluded to deemphasize our oil and gas operations and concentrate our future efforts in the coal business.  With that in mind, the following events have occurred:

            1.         In early January 2006, we signed a Letter of Intent with Sunrise Coal, LLC (Sunrise) in order to effect a reorganization/merger between Hallador and Sunrise, a private company not affiliated with the Yorktown group of companies.  We are working on a formal agreement which we hope to execute sometime in the second quarter 2006. Upon closing, it is expected that our existing shareholders will own about 52% and the Sunrise shareholders will own about 48% of the new company.

            CELLC brought us the Sunrise deal and, upon closing, they will receive a finders fee, stock and warrants in the new company.

            During the first quarter of 2006, we loaned Sunrise $7 million in order for Sunrise to begin development of their second coal mine (the "Carlisle mine").   Their Howesville mine began producing coal in November 2005.  Both mines are located in Indiana.   During the second quarter of 2006, Sunrise expects to enter into a $30 million line-of- credit with two Indiana banks, at which time our $7 million will be repaid.  We have agreed to guarantee this $30 million line-of-credit.

            2.         In late February 2006, we sold 3,181,816 shares for $2.20 per share (about $7 million) to our existing shareholders.  The proceeds will provide working capital for the Sunrise transaction.

With regards to our oil and gas business, the following events have occurred:

            1.         In August 2005, we began negotiations to purchase from Yorktown Energy Partners II, LP its 32% interest in Savoy Energy LLP, a private company engaged in the oil and gas business primarily in the State of Michigan.  A purchase price of $4.1 million was agreed upon and closing occurred on December 31, 2005.  On December 20, 2005 we sold about 1,893,000 shares of our common stock to Yorktown Energy Partners VI LP at $2.20 per share (about $4.1 million).  We will account for our interest in Savoy using the equity method of accounting.

            2.         In December 2005, we sold substantially all of our interest in our North Dakota properties for about $1.6 million, which was our original investment; accordingly, no gain or loss was recognized.

            3.         In late March 2006, we signed a letter-of-intent with Approach Resources Inc., to sell them all our interests in our Albany Shale prospect located in Kentucky.  If we close this transaction, we expect to recognize a gain of about $600,000 and our cash proceeds will be about $3.3 million. Approach Resources Inc., based in Fort Worth, Texas, has an affiliation with the Yorktown group of companies.

Our office is located at 1660 Lincoln Street, Suite 2700, Denver, Colorado 80264, phone 303.839.5504, fax 303.832.3013.  We have no website.

Until we close the Sunrise deal, there is no need to discuss the coal business and the rest of this discussion will be about our oil and gas operations.

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

During 2005, the cost to comply with these recurring environmental regulations were not significant to our continuing operations and are not expected to be in the foreseeable future.

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

We have four full-time employees and two part-time employees.  When needed we also engage consulting petroleum engineers, environmental professionals, geologists, geophysicists, landmen, accountants and attorneys on a fee basis.

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

Savoy's oil and gas properties are located primarily in the State of Michigan.  Savoy's condensed financial statements are presented in Note 5 to our financial statements and Savoy's condensed oil and gas reserve information is presented in Note 6 to our financial statements.

Proved Oil and Gas Reserves

Information concerning our reserve estimates is set forth in Note 6 to the consolidated financial statements.  Our reserve estimates were prepared by a sole-proprietor consulting petroleum engineer and Savoy's reserve estimates were prepared by Netherland, Sewell & Associates.  All of our and Savoy's reserves are located onshore.

Sales and Price Data

See Item 6 – MD&A

Producing Wells

As of April 4, 2006, we had a working interest in 32 gross (3 net) gas wells.

Leasehold Interests

The following table sets forth our gross and net acres of undeveloped oil and gas leases as of April 4, 2006:

	Gross	Net

Kentucky	66,279	65,903
Montana	34,474	28,854
North Dakota	812	121
Wyoming	44,324	36,784
Other	238	25
Total	146,127	131,687

Drilling Activity - Continuing Operations

During 2005, we drilled two development gas wells, the Horton 1C and the Horton 1D, located in the San Juan Basin.  We have about a 6% WI in each well.

Nothing has been drilled so far in 2006.

During 2004, there was no drilling activity.

ITEM 3.    LEGAL PROCEEDINGS:  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol “HPCO”.  The following table sets forth the high and low sales price for the periods indicated:

	High	Low
2006
(January 1 through April 4, 2006)	$4.10	$3.10

2005
First quarter	2.15	2.10
Second quarter	3.40	1.75
Third quarter	8.00	2.06
Fourth quarter	3.99	2.00

2004
First quarter	1.55	1.15
Second quarter	5.15	1.35
Third quarter	3.00	2.10
Fourth quarter	3.05	2.10

During the last two years no dividends were paid.  We have no present intention to pay any dividends in the foreseeable future.

At April 4, 2006 there were 393 holders of record of our common stock and the last recorded sales price was $4.10.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Our consolidated financial statements should be read in conjunction with this discussion.  Our primary operating property is in the San Juan Basin, located in the northwest corner of New Mexico.  Due to the sale of the South Cuyama field in 2004, as discussed below, we are engaged in the exploration, development and production of oil and natural gas in the Rocky Mountain region.  We also have a 32% equity interest in an oil and gas company which has operations in Michigan.  We have concluded to deemphasize our oil and gas operations and concentrate our future efforts in the coal business.

What follows is a timeline that tells where we have been and where we plan to go.

About nine years ago, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 in Hallador Petroleum, LLP, a newly formed limited liability limited partnership, (the "Partnership").  We are the general partner and received a 70% interest in the partnership in return for contributing our net assets and Yorktown representing the limited partners, received a 30% interest for its $5,025,000 cash contribution.  During the third quarter of 2005, we purchased the limited partners interest in the Partnership, and for accounting purposes the Partnership no longer exists and, as a result, there is no longer a minority interest caption on our balance sheet.  Prior to this transaction we, as general partner, consolidated the activity of the Partnership and presented the 30% limited partners’ interest as a minority interest.

On August 10, 2004, we entered into an agreement with E&B Natural Resources Management Corporation (a private company) to sell all of our interest in the South Cuyama field and adjacent exploration areas, all located in Santa Barbara County, California, for $23 million; consisting of $19.5 million in cash and an interest bearing (3.5%) note of $3.5 million due on September 30, 2005, which was paid.  Closing occurred on September 30, 2004 and we recorded a pre-tax gain of about $14 million.  Results from the South Cuyama field have been presented as discontinued operations in the accompanying Consolidated Statement of Operations; revenue and expenses before the minority interest were about $7 million and $5 million, respectively for 2004.

Due to the sale, our board of directors and the Executive Committee of the Partnership, voted to discontinue new partnership operations effective October 1, 2004.  At that time,  the Partnership's assets consisted of cash, the $3.5 million note receivable, oil and gas properties in New Mexico and Texas, and other miscellaneous assets.  On October 1, 2004, our  board of directors and the Executive Committee of the Partnership, valued the oil and gas properties in New Mexico and Texas and the other miscellaneous assets at $4 million. On May 6, 2005 we made a cash distribution of about $5.2 million to the limited partners.  During the third quarter 2005, we purchased the limited partners' interest in the Partnership for about $1.2 million and made a final cash distribution to the limited partners of $1.6 million.  After these transactions, about $1.7 million remained in the minority interest account and was recorded as a reduction in our accumulated deficit account.

In late March 2005, we invested $325,000 for a 29% interest in a newly formed entity called COALition Energy, LLC (CELLC) to pursue coal opportunities in the United States.  Some of our officers and directors also invested in CELLC.

Significant Transactions

            1.         In early January 2006, we signed a Letter of Intent with Sunrise Coal, LLC (Sunrise) with the intent to effect a reorganization/merger between Hallador and Sunrise a private company not affiliated with the Yorktown group of companies.  We are working on a formal agreement which we hope to execute sometime in the second quarter 2006. Upon closing, it is expected that our existing shareholders will own about 52% and the Sunrise shareholders will own about 48% of the new company.

            CELLC brought us the Sunrise deal and, upon closing, they will receive a finders fee, stock and warrants in the new company.

            During the first quarter of 2006, we loaned Sunrise $7 million in order for Sunrise to begin development of their second coal mine (the "Carlisle mine").  Their Howesville mine began producing coal in November 2005.  Both mines are located in Indiana.  During the second quarter of 2006, Sunrise expects to enter into a $30 million line-of- credit with two Indiana banks, at which time our $7 million will be repaid.  We have agreed to guarantee this $30 million line-of-credit.

            2.         In late February 2006, we sold 3,181,816 shares for $2.20 per share (about $7 million) to our existing shareholders.  The proceeds were used to make the bridge loan discussed above.

With regards to our oil and gas business, the following events have occurred:

            1.         In August 2005, we began negotiations to purchase from Yorktown Energy Partners II, LP its 32% interest in Savoy Energy LLP, a private company engaged in the oil and gas business primarily in the State of Michigan.  A purchase price of $4.1 million was agreed upon and closing occurred on December 31, 2005.  On December 20, 2005 we sold about 1,893,000 shares of our common stock to Yorktown Energy Partners VI,  L.P. at $2.20 per share (about $4.1 million).  We will account for our interest in Savoy using the equity method of accounting.

            2.         In December 2005, we sold substantially all of our interest in our North Dakota properties for about $1.6 million, which was our original investment; accordingly, no gain or loss was recognized.

            3.         In late March 2006, we signed a letter-of-intent with Approach Resources Inc., to sell them all our interests in our Albany Shale prospect located in Kentucky.  If we close this transaction, we expect to recognize a gain of about $600,000 and our cash proceeds will be about $3.3 million.  Approach Resources Inc., based in Fort Worth, Texas, has an affiliation with the Yorktown group of companies.

Our profitability in any particular accounting period will be directly related to:  (i) prices, (ii) production, (iii) lifting costs, and (iv) exploration activities.  Accordingly, operating results will fluctuate from period to period based on these factors, among others.

What follows is a discussion of our primary operating area.

San Juan Basin

This gas field is located in the northwest corner of New Mexico in San Juan County.  We have an interest in 28 wells and are the operator. These wells have long-lived reserves. Our WI in this field ranges from 5%-15% with NRIs between 5%-13%.  At December 31, 2005, our net book value in this prospect was about $600,000.  We assigned proved developed gas reserves to this field of about 1.3 BCF to our interest.

Investments Made In 2005

In December 2005, we sold substantially all of our interest in North Dakota for $1.6 million which was our original cost, and accordingly, no gain or loss was recognized.

        Coal

In late March 2005, we invested $325,000 for a 29% interest in a newly formed entity called COALition Energy, LLC (CELLC).  CELLC was formed to pursue coal investments.  Mr. Stabio, Mr. Dietler, Mr. David Hardie and Mr. Steven Hardie, of our board of directors, also invested in CELLC on the same terms as we did, and collectively they own about 14%.   Kestrel Energy Partners, which Yorktown Energy Partners, LLC, has invested in, has a 20% interest in CELLC.  We provide offices and administrative services for CELLC.  Gerald Schissler, CEO, age 61 and Jerry Vaninetti, COO, age 56, both of which have extensive experience in the coal industry are contract employees of CELLC.  At payout, these two individuals, will each earn a 10% interest in CELLC.

As discussed above, CELLC will receive a finders fee upon the closing of the Sunrise deal.

         Albany Shale Gas Lease Play

During 2005, we have invested about $2.8 million in this wildcat gas lease play located in Western Kentucky.  To date we have leased about 65,000 acres.  Over 80% of the acreage is held under five-year leases with the right to extend for another five years by paying $2 per acre per year.  As discussed above, we hope to sell this prospect to Approach Resources, Inc. sometime in April 2006.  Under the letter of intent, Approach is to drill and complete three exploratory gas wells at no cost to us, other than minimal acreage costs.   Upon completion we will have a one third (1/3) interest in each well and have the right to repurchase a one third (1/3) interest in future drilling prospects at the ground floor cost.

Liquidity and Capital Resources

To date, we have incurred significant accounting and legal fees ($150,000) in connection with the Sunrise deal and such fees will continue until closing occurs.  At December 31, 2005, we capitalized $21,000 in such costs, and if closing does not occur, such costs will be expensed.

Cash and cash to be provided from operations are expected to enable us to meet our obligations as they become due during the next several years.

We have no bank debt, no special purpose entities and no off-balance sheet arrangements.

As discussed above, we have entered into significant related party transactions with the Yorktown group of companies.  Yorktown and its affiliates currently own about 54% of our common stock and represents one of the five seats on our board.

Results Of Continuing Operations

The table below provides sales data and average prices for the period.

	2005			2004
	Sales Volume	Average Price	Revenue	Sales Volume	Average Price	Revenue

Gas-mcf
San Juan	62,515	$10.81	$675,800	68,500	$7.66	$524,700
Other	41,000	8.20	336,200	48,480	6.13	297,200

Oil-barrels
San Juan	110	49.09	5,400	105	28.58	3,000
Other	1,565	54.31	85,000	2,030	39.41	80,000

Revenue increased due to higher prices.  The higher prices more than offset the decline in production as indicated above.  San Juan natural gas is sold at an index price that is set at the first of every month and remains in effect for the entire month.  Our San Juan March 2006 price is about $7.26 per MCF.

Interest income increased due to investing the proceeds from the sale that occurred in September 2004.

General and administrative expenses declined due to the termination of two employees after the California property sale, and salary reductions in the Denver office.  Our CEO's salary was reduced 26% and certain other employees' salaries were reduced 10%.

Critical Accounting Policies and Estimates

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

Impairment of Unproved Oil and Gas Properties

We periodically assess individually significant unproved oil and gas properties for impairment, on a project-by-project basis.  Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects impact the amount and timing of impairment provisions.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R) that requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instrument issued.  SFAS 123(R) covers a wide range of share-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees."  We will be required to apply SFAS 123(R) in the first quarter 2006, and will use the modified prospective method of adoption.  We had $1,035,000 of unvested compensation related to outstanding stock options and estimate having to expense $115,000 during the first quarter of 2006.

None of the other FASB pronouncements issued during the last two years had, or will have, any effect on us.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hallador Petroleum Company
Denver, Colorado

We have audited the consolidated balance sheet of Hallador Petroleum Company and Subsidiaries as of December 31, 2005 and the consolidated statements of operations and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Hallador Petroleum Company and Subsidiaries, as of December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 31, 2006
Denver, Colorado

 Consolidated Balance Sheet
December 31, 2005
(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$12,261
Accounts receivable-
Oil and gas sales	950
Well operations	1,198
Total current assets	14,409

Oil and gas properties, at cost (successful efforts):
Unproved properties	2,909
Proved properties	2,388
Less – accumulated depreciation, depletion, amortization and impairment	(1,776)
3,521
Investment in CELLC	223
Investment in Savoy	4,205
Other assets	246
$22,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,346
Oil and gas sales payable	1,494
Income tax payable	208
Total current liabilities	3,048

Stockholders’ equity:
Preferred stock, $.10 par value;
10,000,000 shares authorized; none issued
Common stock, $ .01 par value; 100,000,000
shares authorized, 8,986,319 shares issued	90
Additional paid-in capital	22,207
Accumulated deficit	(2,741)
19,556
$22,604

See accompanying notes.

Consolidated Statement of Operations
(in thousands)

	Years ended December 31,
	2005	2004
Revenue:
Gas	$1,012	$822
Oil	90	83
Interest	544	167
	1,646	1,072
Costs and expenses:
Lease operating	227	149
Delay rentals	57	102
Impairment – unproved properties	183	144
Equity loss in CELLC	103
Depreciation, depletion and amortization	43	42
General and administrative	612	852
	1,225	1,289

Income (loss) from continuing operations before minority interest	421	(217)
Minority interest	(84)	65
Income (loss) from continuing operations before taxes	337	(152)
Income tax-current	(145)
Income (loss) from continuing operations	192	(152)

Income (loss) from discontinued operations net of minority interest of $(18) and $592	(30)	1,380

Gain on sale of discontinued operations, net of taxes of $1,085 and minority interest of $4,168		8,642

Net income	$162	$9,870
Net Income (loss) per share – basic
Continuing operations	$.027	$(.02)
Discontinued operations	(.004)	.19
Gain on sale of discontinued operations		1.22
Net earnings per share	$.023	$1.39

Weighted average shares outstanding-basic	7,155	7,093

See accompanying notes.

Consolidated Statement of Cash Flows
(in thousands)

	Years ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$162	$9,870
Equity loss in CELLC	103
Depreciation, depletion, and amortization	43	721
Minority interest	66	4,695
Impairment of undeveloped properties	183	144
Change in accounts receivable	(1,197)	812
Gain on sale of discontinued operations exclusive of $1,705 of bonuses paid in connection with sale		(15,600)
Change in payables and accrued liabilities	1,235	(623)
Income taxes payable	(92)	300
Key employee bonus plan		(253)
Other	10	90
Net cash provided by operating activities	513	156

Cash flows from investing activities:
Proceeds from property sale (Cuyama)*	3,538	18,110
Investment in COALition	(326)
Investment in Savoy	(4,205)
Decrease in bonds	252
Properties	(4,696)	(253)
Prospect sale	1,616
Other assets	(35)	(100)
Net cash (used in) provided by investing activities	(3,856)	17,757

Cash flows from financing activities:
Repurchase of employee stock options	(407)	(1,305)
Distributions to limited partners	(8,081)
Stock sale to Yorktown Energy VI, L.P.	4,165
Net cash used in financing activities	(4,323)	(1,305)

Net (decrease) increase in cash and cash equivalents	(7,666)	16,608
Cash and cash equivalents, beginning of year	19,927	3,319
Cash and cash equivalents, end of year	$12,261	$19,927

Taxes paid	$225	$785
------------------------
* In 2004 we received a $3,500,000 note receivable in connection with the sale of Cuyama, which was a non-cash investing activity.

 See accompanying notes.

Notes to Consolidated Financial Statements

(1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of Hallador Petroleum Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  We are engaged in the exploration, development, and production of oil and natural gas in the Rocky Mountain region.  We also have a 32% equity interest in an oil and gas company which has operations in Michigan.

As discussed in Item 6. (MD&A), we have entered into significant related party transactions with the Yorktown group of companies.  Yorktown and its affiliates currently own about 54% of our common stock and represents one of the five seats on our board.

In early January 2006, we signed a Letter of Intent with Sunrise Coal, LLC (Sunrise) in order to effect a reorganization/merger between Hallador and Sunrise, a private company not affiliated with the Yorktown group of companies.  We are working on a formal agreement which we hope to execute sometime in the second quarter 2006.  In late February 2006, we sold 3,181,816 shares for $2.20 per share (about $7 million) to our existing shareholders.  The proceeds will provide working capital for the Sunrise transaction.

During the first quarter of 2006, we loaned Sunrise $7 million in order for Sunrise to begin development of their second coal mine (the "Carlisle mine").   Their Howesville mine began producing coal in November 2005.  Both mines are located in Indiana.   During the second quarter of 2006, Sunrise expects to enter into a $30 million line-of- credit with two Indiana banks, at which time our $7 million will be repaid.  We have agreed to guarantee this $30 million line-of-credit.

We have concluded to deemphasize our oil and gas operations and concentrate our future efforts in the coal business.

About nine years ago, Yorktown Energy Partners II and affiliates (Yorktown) invested $5,025,000 in Hallador Petroleum, LLP, a newly formed limited liability limited partnership, (the "Partnership").  We are the general partner and received a 70% interest in the partnership in return for contributing our net assets and Yorktown representing the limited partners, received a 30% interest for its $5,025,000 cash contribution.  During the third quarter of 2005, we purchased the limited partners interest in the Partnership, and for accounting purposes the Partnership no longer exists and, as a result, there is no longer a minority interest caption on our balance sheet.  Prior to this transaction we, as general partner, consolidated the activity of the Partnership and presented the 30% limited partners’ interest as a minority interest.

On August 10, 2004, we entered into an agreement with E&B Natural Resources Management Corporation (a private company) to sell all of our interest in the South Cuyama field and adjacent exploration areas, all located in Santa Barbara County, California, for $23 million; consisting of $19.5 million in cash and an interest bearing (3.5%) note of $3.5 million due on September 30, 2005, which was paid.  Closing occurred on September 30, 2004 and we recorded a pre-tax gain of about $14 million.  Results from the South Cuyama field have been presented as discontinued operations in the accompanying Consolidated Statement of Operations; revenue and expenses before the minority interest were about $7 million and $5 million, respectively for 2004.

Due to the sale, our board of directors and the Executive Committee of the Partnership, voted to discontinue new partnership operations effective October 1, 2004.  At that time,  the Partnership's assets consisted of cash, the $3.5 million note receivable, oil and gas properties in New Mexico and Texas, and other miscellaneous assets.  On October 1, 2004, our  board of directors and the Executive Committee of the Partnership, valued the oil and gas properties in New Mexico and Texas and the other miscellaneous assets at $4 million. On May 6, 2005 we made a cash distribution of about $5.2 million to the limited partners.  During the third quarter 2005, we purchased the limited partners' interest in the Partnership for about $1.2 million and made a final cash distribution to the limited partners of $1.6 million.  After these transactions, about $1.7 million remained in the minority interest account and was recorded as a reduction in our accumulated deficit account.

In late March 2005, we invested $325,000 for a 29% interest in a newly formed entity called COALition Energy, LLC (CELLC) to pursue coal opportunities in the United States.  Some of our officers and directors also invested in CELLC.

Oil and Gas Properties

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

Stock Based Compensation

On April 15, 2005, we issued 750,000 ten-year options to employees at an exercise price of $2.25.  The exercise price was based on the sales price of a March 2005 private stock transaction between one of our shareholders and a third party.  These options vest at 1/3 per year over the next three years.  There are no more options available for issuance.

As allowed in SFAS 123, Accounting for Stock-Based Compensation, we continue to apply APB 25, Accounting for Stock Issued to Employees, and related interpretations in recording compensation related to our plan.  Had compensation costs for the plan been determined consistent with SFAS 123, we would have estimated the fair value of the option grant using the Black-Scholes option-pricing model, using the following assumptions for the 2005 grants: (i) risk free interest rate of 4.24%; (ii) expected life of 10 years; (iii) expected volatility of 120%; (iv) expected default rate of 5%, and (v) no dividend yield.  The average fair value of options granted during 2005 was $2.15.  Pro forma loss for the year ended December 31, 2005 would have been $183,000 or $(0.03) per share.  Pro forma results for 2004 were immaterial.

No grants were issued during 2004.

On October 8, 2004 we purchased back 749,723 outstanding employee stock options at a price equal to $2.80 per share minus the exercise price of each option for a total amount of $1,305,000.

Changes in Stockholders' Equity

000's

Stockholders' Equity December 31, 2004	$13,507
Proceeds from stock sale (1,893,169 shares)	4,165
Minority interest balance	1,722
Net income	162
Stockholders' Equity December 31, 2005	$19,556

Net income was the only change in stockholders' equity during 2004.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R) that requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instrument issued.  SFAS 123(R) covers a wide range of share-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees."  We will be required to apply SFAS 123(R) in the first quarter 2006, and will use the modified prospective method of adoption.  We had $1,035,000 of unvested compensation related to outstanding stock options and estimate having to expense $115,000 during the first quarter of 2006.

None of the other FASB pronouncements issued during the last two years had, or will have, any effect on us.

(2)       INCOME TAXES (in thousands)

The provision for income taxes is comprised of the following:

	2005	2004
Current :
Federal	$415	$265
State	189	361
	604	626
Deferred:
Federal	(297)	297
State	(162)	162
	(459)	459
	$145	$1,085

The net deferred tax asset at December 31, 2005 was not material.

Our income tax is different than the expected amount computed using the applicable federal statutory income tax rate of 35% and a California state tax rate of 8.84%. The reasons for and effects of such differences are as follows:

	2005	2004

Expected amount	$115	$4,864
Utilization of tax net operating losses	--	(2,174)
Utilization of statutory depletion carry forwards	--	(974)
State income taxes, net of federal benefit	16	(340)
Change in valuation allowance and other	14	(291)
	$145	$1,085

At December 31, 2005, we had no federal or state net operating loss, alternative minimum tax or statutory depletion carry forwards as all amounts were utilized during the current fiscal year.

(3)       STOCK OPTIONS AND BONUS PLANS

Stock Option Plan

On October 8, 2004, we purchased back 749,723 outstanding employee stock options at a price equal to $2.80 per share minus the exercise price of each option for a total amount of $1,305,000.  The options were cancelled and available for reissuance.  The $1,305,000 was expensed during 2004.  At December 31, 2004 there were no options outstanding.  All options were granted at fair value.

In April 2005, we issued 750,000 options at an exercise price of $2.25 based on a March 2005 private transaction between one of our shareholders and a third party.  These options vest at 1/3 per year for the next three years and expire in April 2015.  There are no more options available for issuance.

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

(4)       MAJOR CUSTOMERS

During 2005 and 2004, the San Juan Basin’s gas and NGL production was purchased by Coral Energy Resources, LP and Williams Energy Services.

(5)       EQUITY INVESTMENT IN SAVOY

In August 2005, we began negotiations to purchase from Yorktown Energy Partners II, LP its 32% interest in Savoy Energy LLP, a private company engaged in the oil and gas business primarily in the State of Michigan.  A purchase price of $4.1 million was agreed upon and closing occurred on December 31, 2005.  On December 20, 2005 we sold about 1,893,000 shares of our common stock to Yorktown Energy Partners VI,  L.P. at $2.20 per share (about $4.1 million).  We will account for our interest in Savoy using the equity method of accounting.

Below (in thousands) are:   (i) a condensed balance sheet at December 31, 2005, and (ii) a condensed statement of operations for the year ended December 31, 2005.

                                            Condensed Balance Sheet

Current assets	$12,393
PP&E, net	8,306
$20,699

Total liabilities	$5,450
Partners capital	15,249
$20,699

                                   Condensed Statement Of Operations

Revenue	$6,038
Gain on sale	3,133
9,171

Expenses	(4,364)
Net income	$4,807

No equity income was recorded as closing on occurred on December 31, 2005.

Any difference between the purchase price and our pro rata share of the equity of Savoy will be amortized based on Savoy's units of production rate.

(6)       RESERVE DATA (UNAUDITED)

Our reserve estimates for the years ended December 31, 2005 and 2004 were prepared by a sole-proprietor consulting petroleum engineer based on data we supplied.  Savoy's reserve estimates were prepared by Netherland, Sewell & Associates.  Be cautious that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates.

Proved reserves are the estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

Analysis of Changes in Proved Developed Reserves * (in thousands)

	Oil	Gas
	(BBLs)	(MCF)
Balance at December 31, 2003	1,557	2,384
Revisions of previous estimates	--	(266)
Discoveries	--	141
Production	(162)	(280)
Cuyama sale	(1,392)	(546)
Balance at December 31, 2004	3	1,433
Revisions of previous estimates	(1)	(41)
Discoveries		112
Production	(2)	(104)
Balance at December 31, 2005 (1)	0	1,400

*We have no significant proved undeveloped reserves.

Equity interest (32%) in Savoy's Reserves:

Proved developed	22	634

Proved undeveloped	43	712

---------------------------
(1) Our oil reserves are not material.

The following table (in thousands) sets forth a standardized measure of the discounted future net cash flows attributable to our proved developed reserves (hereinafter referred to as "SMOG"). Future cash inflows were computed using December 31, 2005 and 2004 gas prices of $8.69 and $6.06, respectively.  Future production costs represent the estimated future expenditures to be incurred in producing the reserves, assuming continuation of economic conditions existing at year-end.  Discounting the annual net cash inflows at 10% illustrates the impact of timing on these future cash inflows.

	2005	2004

Future gas revenue	$12,350	$8,200
Future cash outflows – production and abandonment costs	(3,600)	(2,800)
Future income taxes	(3,500)	(2,100)
Future net cash flows	5,250	3,300
10% discount factor	(2,450)	(1,500)
SMOG	$2,800	$1,800

Equity interest (32%) in Savoy (About 50% relates to proved undeveloped reserves)	$4,400

The following table (in thousands) summarizes the principal factors comprising the changes in SMOG:

	2005	2004

SMOG, beginning of year	$1,800	$11,500
Sales of oil and gas, net of production costs	(875)	(3,600)
Net changes in prices and production costs	2,160	(350)
Revisions	(165)	(300)
Discoveries	450	100
Change in income taxes	(750)	(1,200)
Accretion of discount	180	1,150
Cuyama sale	--	(5,500)
SMOG, end of year	$2,800	$1,800

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

DAVID HARDIE, 55 is the Chairman of the Board and has served as a director since July 1989.  He is the President of Hallador Investment Advisors Inc., which manages Hallador Equity Fund, Hallador Fixed Income Fund, Hallador Alternative Assets Fund and Hallador Balance Fund; he also is a General Partner of Hallador Venture Partners LLC, the General Partner of Hallador Venture Fund II & III.  Mr. Hardie is and serves as a director and partner of other private entities that are owned by members of his family. Mr. Hardie is a graduate of California Polytechnic University, San Luis Obispo and Harvard Business School, OPM.

STEVEN HARDIE, 52 has been a director since 1994.  He and David Hardie are brothers.  For the last 22 years he has been an investor in common stock and private equity.  He is the Vice-President of Hallador Investment Advisors, which manages Hallador Equity Fund, Hallador Fixed Income  Fund, Hallador Alternative Assets Fund and Hallador Balance Fund. He also serves as a director and partner of other private entities that are owned by members of his family.

BRYAN H. LAWRENCE, 62, has been one of our directors since November 1995.  He is a founder and senior manager of Yorktown Partners LLC that manages investment partnerships formerly affiliated with Dillon, Read & Co. Inc., an investment-banking firm (Dillon Read).  He had been employed with Dillon, Read since 1966, serving most recently as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997.  He also serves as a Director of TransMontaigne, Inc., Crosstex Energy, Inc. and Crosstex Energy, L.P. (each a United States public company), Winstar Resources Ltd. ( a Canadian Public Company) and certain non-public companies in the energy industry in which Yorktown partnership holds equity interests including, PetroSantander Inc., Savoy Energy, L.P., Camden Resources, Inc., ESI Energy Services Inc., Ellora Energy Inc., Dernick Resources Inc., Cinco Natural Resources Corp., Approach Resources Inc., Peak Energy Resources Inc., Nytis Exploration Company, Compass Petroleum, Ltd and Momentum Energy Group. Mr. Lawrence is a graduate of Hamilton College and has a MBA from Columbia University.

VICTOR P. STABIO, 58 is our President, CEO, CFO and a director.  He joined us in March 1991 as our President and CEO and has been active in the oil and gas business for the past 30 years.

We do not have an audit committee financial expert serving on our audit committee.  We believe that the additional costs to recruit a financial expert exceed the benefits, if any.

Our Code of Ethics is filed as Exhibit 14 to this Form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance

Our CEO, Victor Stabio, was late on filing one of his Form 4s.

ITEM 10.        EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
	Annual Compensation
Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation		Stock Options
Victor P. Stabio, CEO	2005	$100,000	$ 3,846		$ 0		400,000
	2004	137,000	632,000	(1)	1,251,900	(3)
	2003	146,000	73,500	(1)	6,000	(2)
--------------------------------

(1)	Relates to the Key Employee Bonus Plan.

(2)	Our contribution to the 401(k) Plan.

(3)	Includes the purchase of 545,000 stock options at a cost of $1.80 per option or $981,000 in October 2004 and $265,000 for the options to purchase 1.75% of Hallador Petroleum, LLP paid in January 2005.

On April 15, 2005, we granted Mr. Stabio 400,000 ten-year options at an exercise price of $2.25 per share.  Such options represented 53% of all the options granted to employees that year.

At December 31, 2005, Mr Stabio had 400,000 unexercisable options and the in-the-money value was $400,000.  Mr. Stabio did not exercise any options during the year.

Equity Compensation Plan Information

In April 2005, we granted 750,000 options at an exercise price of $2.25 per share to our employees of which 400,000 were issued to Mr. Stabio.  As of December 31, 2005, there were 750,000 options outstanding and there were no options outstanding at December 31, 2004.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	750,000	$2.25	0
Equity compensation plans not approved by security holders	0	0	0

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The following table is as of April 4, 2006.

Name	No. Shares (1)	% of Class (1)

David Hardie and Steven Hardie as Nominee for Hardie Family Members (2)	3,573,341	29

Victor P. Stabio(6)	208,270	2

Cortlandt S. Dietler (3)	100,000	1

Bryan H. Lawrence (4)	6,607,166	54

Lubar & Associates (5)	823,276	7

All directors and executive officer as a group	10,488,777	86

(1)	Based on total outstanding shares of 12,168,135. Beneficial ownership of certain shares has been, or is being, specifically disclaimed by certain directors in ownership reports filed with the SEC.

(2)	The Hardie family business address is 3000 S Street, Suite 200, Sacramento, California, 95816.

(3)	Mr. Dietler’s address is P. O. Box 5660, Denver, Colorado 80217. All shares are held by Pinnacle Engine Company LLC, wholly owned by Mr. Dietler.

(4)	Mr. Lawrence’s address is 410 Park Avenue, 19th Floor, New York, NY 10022. Mr. Lawrence owns 50,000 shares directly, and the remainder is held by Yorktown Energy Partners VI, L.P., an affiliate.

(5)	Lubar & Associates address is 700 North Water Street, Suite 1200, Milwaukee, WI 53202.

(6)	Includes 133,333 options exercisable within sixty days of April 4, 2006.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As discussed in Item 6. (MD&A), we have entered into significant related party transactions with the Yorktown group of companies.  Yorktown and its affiliates currently own about 54% of our common stock and represents one of the five seats on our board.

ITEM 13.        EXHIBITS

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

10.11	Subscription Agreement - by and between Hallador Petroleum Company and Yorktown Energy Partners VI, L.P, dated December 20, 2005.(12)
10.12
Purchase and Sale Agreement dated December 31, 2005 between Hallador Petroleum Company, as Purchase and Yorktown Energy Partners II, L.P., as Seller relating to the purchase and sale of limited partnership interests in Savoy Energy Limited Partnership (13)

10.13	Letter of Intent dated January 5, 2006 between Hallador Petroleum Company and Sunrise Coal, LLC (14)
10.14	Subscription Agreement - by and between Hallador Petroleum Company and Yorktown Energy Partners VI, L.P., et al dated February 22, 2006. (15)
10.15	Subscription Agreement - by and between Hallador Petroleum Company and Hallador Alternative Assets Fund LLC dated February 14, 2006. (16)
10.16	Subscription Agreement - by and between Hallador Petroleum Company and Tecovas Partners V LP dated February 14, 2006. (16)
10.17	Subscription Agreement - by and between Hallador Petroleum Company and Lubar Equity Fund LLC dated February 14, 2006. (16)
10.18	Subscription Agreement - by and between Hallador Petroleum Company and Murchison Capital Partners LP dated February 14, 2006. (16)
14.	Code Of Ethics For Senior Financial Officers. (16)
21.1	List of Subsidiaries (2)
31	SOX 302 Certification (16)
32	SOX 906 Certification (16)

-----------------------------------------------

(1) Incorporated by reference (IBR) to the 1989 Form 10-K.	(9) IBR to the 1997 Form 10-KSB.
(2) IBR to the 1990 Form 10-K.	(10) Not used.
(3) IBR to the 1992 Form 10-KSB.	(11) IBR to June 30, 2004 Form 10-QSB.
(4) IBR to the 1993 Form 10-KSB.	(12) IBR to Form 8-K dated December 31, 2005
(5) Not used.	(13) IBR to Form 8-K dated January 3, 2006
(6) IBR to the 1995 Form 10-KSB.	(14) IBR to Form 8-K dated January 6, 2006
(7) IBR to the September 30, 1996 Form 10-QSB.	(15) IBR to Form 8-K dated February 27, 2006
(8) Not used.	(16) Filed herewith.
* Management contracts or compensatory plans.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees incurred for 2005 and 2004 were:

	2005	2004

Audit Fees	$64,500	$56,000
Audit-related fees
Tax fees	15,000	31,000
All other fees
Total fees	$79,500	$87,000

Pre-approval Policy

In 2003 the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided by Ehrhardt Keefe Steiner & Hottman PC (EKSH).  The policy requires that all services EKSH provides to us be pre-approved by the Committee.  The Committee approved all services provided by EKSH during 2005 and 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

HALLADOR PETROLEUM COMPANY

Dated: April 14, 2006	BY:/S/ VICTOR P. STABIO VICTOR P. STABIO, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ DAVID HARDIE DAVID HARDIE	Chairman	April 14, 2006

/S/ VICTOR P. STABIO VICTOR P. STABIO	CEO, CFO, CAO and Director	April 14, 2006

/S/ BRYAN LAWRENCE BRYAN LAWRENCE	Director	April 14, 2006