Form 10QSB
period 2006-03-31
HALLADOR PETROLEUM CO
filed 2006-05-22
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14731

Hallador Petroleum Company
(Name of Small Business Issuer as Specified in Its Charter)

Colorado	84-1014610
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1660 Lincoln St., #2700, Denver, Colorado	80264-2701
(Address of Principal Executive Offices)	(Zip Code)

(303) 839-5504 fax: (303) 832-3013
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☑  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares outstanding as of May 22, 2006: 12,168,135

-----------------------------------------------------------------------

Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 Consolidated Balance Sheet
March 31, 2006
(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$12,203
Accounts receivable-
Oil and gas sales	611
Well operations	308
Sunrise Coal, LLC (paid in April)	7,083
Total current assets	20,205

Oil and gas properties, at cost (successful efforts):
Unproved properties	2,992
Proved properties	2,376
Less - accumulated depreciation, depletion, amortization and impairment	(1,790)
3,578
Investment in CELLC	186
Investment in Savoy	4,600
Other assets	271
$28,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$661
Oil and gas sales payable	1,074
Income tax payable	292
Total current liabilities	2,027

Stockholders’ equity:
Preferred stock, $.10 par value; 10,000,000 shares authorized; none issued
Common stock, $ .01 par value; 100,000,000 shares authorized, 12,168,135 shares issued	121
Additional paid-in capital	29,290
Accumulated deficit	(2,598)
26,813
$28,840

See accompanying notes.

Consolidated Statement of Operations
Three months ended March 31,
(in thousands)

	2006	2005
Revenue:
Gas	$271	$211
Oil	22	25
Interest	180	133
Equity income - Savoy	373
	846	369
Costs and expenses:
Lease operating	56	52
Equity loss - CELLC	37
General and administrative	374	168
Aborted reorganization/merger costs	137
Other	15	52
	619	272
Income before taxes	227	97
Income tax	(84)	(30)
Net income	$143	$67

Net earnings per share	$.01	$.01

Weighted average shares outstanding-basic	10,330	7,093

See accompanying notes.

Consolidated Statement of Cash Flows
Three months ended March 31,
(in thousands)

	2006	2005

Net cash provided by operating activities	$73	$222

Cash flows from investing activities:
Loan to Sunrise	(7,000)
Investment in COALition		(325)
Properties	(82)	(1,292)
Other assets	(49)	(3)
Net cash used in investing activities	(7,131)	(1,620)

Cash flows from financing activities:
Repurchase of employee stock options		(407)
Stock sale to related parties	7,000
Net cash provided by (used in) financing activities	7,000	(407)

Net decrease in cash and cash equivalents	(58)	(1,805)
Cash and cash equivalents, beginning of year	12,261	19,927
Cash and cash equivalents, end of period	$12,203	$18,122

See accompanying notes.

Notes to Financial Statements

1.
The interim financial data is unaudited; however, in our opinion, it includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared pursuant to the SEC’s rules and regulations; accordingly, certain information and footnote disclosures normally included in GAAP financial statements have been condensed or omitted.

2.
Our organization and business, the accounting policies we follow and other information are contained in the notes to our financial statements filed as part of our 2005 Form 10-KSB. This quarterly report should be read in conjunction with that annual report.

3.
On April 15, 2005, we issued 750,000 ten-year options to employees at an exercise price of $2.25.   To date no options have been exercised or forfeited.  The exercise price was based on the sales price of a March 2005 private stock transaction between one of our shareholders and a third party. These options vest at 1/3 per year over the next three years. There are no more options available for issuance.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore have not restated prior periods' results.

We estimated the fair value of the option grant using the Black-Scholes option-pricing model, using the following assumptions: (i) risk free interest rate of 4.24%; (ii) expected life of 10 years; (iii) expected volatility of 120%; and (iv) expected default rate of 5%, and (v) no dividend yield. The average fair value of options granted during 2005 was $2.15. At March 31, 2006, our 750,000 outstanding stock options had a remaining contractual maturity of nine years and an aggregate intrinsic value of about $1.4 million.

The total compensation expense related to this plan was $115,000 for the three months ended March 31, 2006. The impact on earnings per share for the three months ended March 31, 2006 was $.01 per share. No options were granted during the first quarter of 2005 and none were outstanding.    Assuming no more grants, we estimate that for each of the next eight quarters, we will expense about $115,000 for stock options or $920,000 in total.

4.
In late March 2005, we invested $325,000 for a 29% interest in a newly formed entity called COALition Energy, LLC (CELLC). CELLC was formed to pursue coal investments. To date CELLC has not commenced significant operations. We account for this investment using the equity method of accounting.

Four of our directors, David Hardie, Steven Hardie, Cortlandt Dietler, and Victor Stabio, who is also our CEO and CFO, acquired, at the same proportionate cost, and on the same terms as us, membership interests of 3.09%, 3.09%, 4.64%, and 3.09%, respectively, based on personal investments of $33,333, $33,333, $50,000 and $33,334, respectively, in CELLC. Some of our directors are also directors of CELLC. An affiliate of Yorktown Energy Partners VI, L.P.,  acquired a 20% interest in CELLC for about $225,000. Yorktown Energy Partners VI, L.P. owns about 32% of our common stock.

5.
In August 2005, we began negotiations to purchase from Yorktown Energy Partners II, LP its 32% interest in Savoy Energy LLP, a private company engaged in the oil and gas business primarily in the State of Michigan. A purchase price of $4.1 million was agreed upon and closing occurred on December 31, 2005. On December 20, 2005 we sold about 1,893,000 shares of our common stock to Yorktown Energy Partners VI, L.P. at $2.20 per share (about $4.1 million). We account for our interest in Savoy using the equity method of accounting.

Below (in thousands) are Savoy's :(i) unaudited condensed balance sheet at March 31, 2006, and (ii) unaudited condensed statement of operations for the three months ended March 31, 2006.

Condensed Balance Sheet

Current assets	$10,781
PP&E, net	8,189
$18,970

Current liabilities	$3,759
Partners capital	15,211
$18,970

Condensed Statement Of Operations

Revenue	$2,024
Expenses	(857)
Net income	$1,167

The difference between our investment account and our pro rata share of the equity of Savoy will be amortized based on Savoy's units of production rate.

In April, we received a distribution from Savoy of about $385,000 which was credited to the investment account.

6:
In early January 2006, we signed a Letter of Intent with Sunrise Coal, LLC (Sunrise) with the intent to effect a reorganization/merger between Hallador and Sunrise a private company not affiliated with the Yorktown group of companies.

During the first quarter of 2006, we loaned Sunrise $7 million in order for Sunrise to begin development of their second coal mine (the "Carlisle mine"). In late February, we sold 3,181,816 shares for $2.20 per share (about $7 million)  to our controlling shareholders, which are Yorktown Energy Partners VI, L.P.,  David Hardie and Steven Hardie..  Their Howesville mine began producing coal in November 2005. Both mines are located in Indiana. During the second quarter of 2006, Sunrise entered into a $30 million line-of- credit with two Indiana banks, and our $7 million was repaid. To date, we have guaranteed $24,500,000 of this $30,000,000 line of credit.

We are evaluating the proper accounting treatment of this guarantee in accordance with FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We will come to a resolution before we file our second quarter Form 10-QSB. It is possible we may have to reflect the $24,500,000 guarantee, or a portion thereof, as a liability in our balance sheet.

Sunrise has informed us that it intends to shut down the Howesville mine effective June 10, 2006, and is discussing the impact of the proposed shut down with its coal purchaser and lenders.  As a result, we are evaluating what changes, if any, may be appropriate to the proposed transactions with Sunrise.

Until Sunrise shuts down the Howesville mine, if at all, and completes it negotiations with its coal purchaser and lenders, we cannot determine the full impact of such actions on Hallador.

As a result of these developments, we have expensed about $137,000 in legal fees which were previously deferred pending closing of the reorganization/merger with Sunrise.

ITEM 2. MD&A

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2005 FORM 10-KSB WHICH WAS FILED ON APRIL 14, 2006 AND SHOULD BE READ IN CONJUNCTION THERETO.

Albany Shale Gas Lease Play

In early May, we sold for about $3.3 million all of our interest in our Albany Shale Gas Lease Play, located in Kentucky, to Approach Oil and Gas Inc., a private company based in Fort Worth, Texas. Approach is controlled by theYorktown group of companies. We expect to recognize a gain of about $250,000 in the second quarter.

Sunrise Coal and Loan Guarantee

In early January, we signed a Letter of Intent with Sunrise Coal, LLC (Sunrise) with the intent to effect a reorganization/merger between Hallador and Sunrise a private company not affiliated with the Yorktown group of companies.

During the first quarter of 2006, we loaned Sunrise $7 million in order for Sunrise to begin development of their second coal mine (the "Carlisle mine").   In late February, we sold 3,181,816 shares for $2.20 per share (about $7 million)  to our controlling shareholders, which are Yorktown Energy Partners VI, L. P., David Hardie and Steven Hardie. Their Howesville mine began producing coal in November 2005. Both mines are located in Indiana. During the second quarter of 2006, Sunrise entered into a $30 million line-of- credit with two Indiana banks, and our $7 million was repaid. To date, we have guaranteed $24,500,000 of this $30,000,000 line of credit.

We are evaluating the proper accounting treatment of this guarantee in accordance with FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We will come to a resolution before we file our second quarter Form 10-QSB. It is possible we may have to reflect the $24,500,000 guarantee, or a portion thereof, as a liability in our balance sheet.

Sunrise has informed us that it intends to shut down the Howesville mine effective June 10, 2006, and is discussing the impact of the proposed shut down with its coal purchaser and lenders.  As a result, we are evaluating what changes, if any, may be appropriate to the proposed transactions with Sunrise.

Until Sunrise shuts down the Howesville mine, if at all, and completes it negotiations with its coal purchaser and lenders, we cannot determine the full impact of such actions on Hallador.

As a result of these developments, we have expensed about $137,000 in legal fees which were previously deferred pending closing of the reorganization/ merger with Sunrise.

Liquidity and Capital Resources

Cash and cash to be provided from operations are expected to enable us to meet our obligations as they become due during the next several years.

We have no bank debt, no special purpose entities and other than the Sunrise loan guarantee, no off-balance sheet arrangements.

Results Of Continuing Operations

The table below provides sales data and average prices for the period.

	2006			2005
	Sales Volume	Average Price	Revenue	Sales Volume	Average Price	Revenue

Gas-mcf
San Juan	18,385	$11.23	$206,500	17,080	$8.49	$145,000
Other	7,780	8.29	64,500	10,970	6.02	66,000

Oil-barrels
Other	381	57.75	22,000	534	46.82	25,000

Revenue increased due to higher prices. The higher prices more than offset the decline in production as indicated above. San Juan natural gas is sold at an index price that is set at the first of every month and remains in effect for the entire month. Our current San Juan price is about $7.53 per MCF. The San Juan gas price includes value for NGLs.

General and administrative expenses increased due primarily to the recognition of stock option expense of $115,000. Assuming no more grants, we estimate that for each of the next eight quarters, we will expense about $115,000 for stock options or $920,000 in total.

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

PART II—OTHER INFORMATION
ITEM 6.	EXHIBITS
(a)	31 -- SOX 302 Certification 32 -- SOX 906 Certification

SIGNATURE
In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HALLADOR PETROLEUM COMPANY

Dated: May 22, 2006	By:	/S/VICTOR P. STABIO CEO and CFO Signing on behalf of registrant and as principal financial officer.