Form 10QSB
period 2006-06-30
HALLADOR PETROLEUM CO
filed 2006-08-14
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares outstanding as of August 14, 2006: 12,168,135

-----------------------------------------------------------------------

Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheet
June 30, 2006
(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$18,892
Accounts receivable-
Oil and gas sales	554
Well operations	188
Sunrise Coal, LLC (paid July 31, 2006)	3,814
Total current assets	23,448

Oil and gas properties, at cost (successful efforts):
Unproved properties	217
Proved properties	2,376
Less - accumulated depreciation, depletion, amortization and impairment	(1,802)
791
Investment in Sunrise	1,500
Investment in CELLC	127
Investment in Savoy	4,096
Other assets	393
$30,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$383
Oil and gas sales payable	954
Income tax payable	402
Total current liabilities	1,739

Sunrise loan guarantee	1,500

Stockholders’ equity:
Preferred stock, $.10 par value; 10,000,000 shares authorized; none issued
Common stock, $ .01 par value; 100,000,000 shares authorized, 12,168,135 shares issued	121
Additional paid-in capital	29,405
Accumulated deficit	(2,410)
27,116
$30,355

See accompanying notes.

Consolidated Statement of Operations
(in thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Gas	$471	$422	$201	$211
Oil	38	45	15	20
Equity income-Savoy	387		14
Interest	438	282	258	149
Property sale - Boomerang	362		362
	1,696	749	850	380
Costs and expenses:
Lease operating	100	98	48	50
Exploration expenses	27	52	23	48
Equity loss in CELLC	96	25	59	25
General and administrative	782	295	408	127
Aborted reorganization/merger costs	137
Other	28	97	13	45
	1,170	567	551	295

Income before taxes	526	182	299	85
Income tax	(195)	(60)	(111)	(30)
Net income	$331	$122	$188	$55

Net income per share	$0.03	$0.02	$0.02	$0.01

Weighted average shares outstanding-basic	11,254	7,093	12,168	7,093

See accompanying notes.

Consolidated Statement of Cash Flows
(in thousands)

	Six months ended June 30,
	2006	2005
Net cash provided by operating activities:	$14	$11

Cash flows from investing activities:
Properties	(340)	(1,541)
Investment in COALition		(326)
Decrease in bonds		252
Loan to Sunrise	(3,800)
Prospect sales	3,394
Distribution from Savoy	518
Other	(155)	(2)
Net cash used in investing activities	(383)	(1,617)

Cash flows from financing activities:
Stock sale to related party	7,000
Repurchase of partnership options		(407)
Distribution to limited partners		(5,191)
Net cash provided by (used in) financing activities	7,000	(5,598)

Net increase (decrease) in cash and cash equivalents	6,631	(7,204)

Cash and cash equivalents, beginning of period	12,261	19,927

Cash and cash equivalents, end of period	$18,892	$12,723

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

We estimated the fair value of the option grant using the Black-Scholes option-pricing model, using the following assumptions: (i) risk free interest rate of 4.24%; (ii) expected life of 10 years; (iii) expected volatility of 120%; and (iv) expected default rate of 5%, and (v) no dividend yield. The average fair value of options granted during 2005 was $2.15. At June 30, 2006, our 750,000 outstanding stock options had a remaining contractual maturity of nine years and an aggregate intrinsic value of about $1.2 million.

The total compensation expense related to this plan was $230,000 for the six months ended June 30, 2006. The impact on earnings per share for the six months ended June 30, 2006 was $.02 per share. No options were granted during the first quarter of 2005 and none were outstanding.    Assuming no more grants, we estimate that for each of the next seven quarters, we will expense about $115,000 for stock options or $805,000 in total.

4.
In late March 2005, we invested $325,000 for a 29% interest in a newly formed entity called COALition Energy, LLC (CELLC). CELLC was formed to pursue coal investments. To date CELLC has not commenced significant operations. We account for this investment using the equity method of accounting.

We are in discussions with CELLC to sell our 29% interest back to them at our original cost of $325,000 and allow CELLC to purchase up to 9% of the Sunrise joint venture. CELLC will not receive any compensation resulting from our entering into the Sunrise joint venture.

Four of our directors, David Hardie, Steven Hardie, Cortlandt Dietler, and Victor Stabio, who is also our CEO and CFO, acquired, at the same proportionate cost, and on the same terms as us, membership interests of 3.09%, 3.09%, 4.64%, and 3.09%, respectively, based on personal investments of $33,333, $33,333, $50,000 and $33,334, respectively, in CELLC. Some of our directors are also directors of CELLC. An affiliate of Yorktown Energy Partners VI, acquired a 20% interest in CELLC for about $225,000. Yorktown Energy Partners VI., L.P. owns about 32% of our common stock.

5.
In August 2005, we began negotiations to purchase from Yorktown Energy Partners II, L.P. its 32% interest in Savoy Energy LLP, a private company engaged in the oil and gas business primarily in the State of Michigan. A purchase price of $4.1 million was agreed upon and closing occurred on December 31, 2005. On December 20, 2005 we sold about 1,893,000 shares of our common stock to Yorktown Energy Partners VI, L.P. at $2.20 per share (about $4.1 million). We account for our interest in Savoy using the equity method of accounting.

Below (in thousands) are Savoy's: (i) unaudited condensed balance sheet at June 30, 2006, and (ii) unaudited condensed statement of operations for the six months ended June 30, 2006.

Condensed Balance Sheet

Current assets	$11,306
PP&E, net	8,104
$19,410

Current liabilities	$4,571
Partners capital	14,839
$19,410

Condensed Statement Of Operations

Revenue	$3,558
Expenses	(2,348)
Net income	$1,210

The difference between our investment account and our pro rata share of the equity of Savoy will be amortized based on Savoy's units of production rate.

In June, we received a distribution from Savoy of about $133,000 which was credited to the investment account. We have received total distributions of $518,000 in 2006.

6.
In early May, we sold for about $3.3 million all of our interest in our Albany Shale Gas Lease Play, located in Kentucky, to Approach Oil and Gas Inc., a private company based in Fort Worth, Texas. Approach is controlled by the Yorktown group of companies. We recognized a gain of about $360,000.

7.
As discussed in the first quarter Form 10-QSB, Sunrise informed us of their intention to shut down the Howesville mine, which they did. As a result all of our previous agreements with Sunrise were voided and on July 31, 2006 we entered into a joint venture with Sunrise. Sunrise contributed all of their assets for a 40% interest and we agreed to a $20.5 million commitment, of which $7.5 million was paid to Sunrise at closing, to develop the Carlisle mine for a 60% interest. We expect the full $20.5 million to be expended by the first quarter of 2007. We are to receive 88% of the free cash flow from the Carlisle mine until we recoup our $20.5 million plus interest at 10%. During the third quarter we will begin consolidating the joint venture at 100% and deducting a 40% minority interest representing Sunrise's ownership in our financial statements. . In addition we remain a guarantor of Sunrise's $30 million line of credit with two Indiana banks. As of June 30, 2006, $25.1 million has been drawn down.

The equipment, valued at about $10 million, that was being used at the Howesville mine is being moved to the Carlisle mine. Sunrise is in discussions with Indiana Power and Light (IPL) regarding the termination of the Howesville coal contract. Sunrise expects resolution of this matter sometime during the third quarter.

In accordance with FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we estimate the fair value of the guarantee to be $1.5 million and such amount is include in the balance sheet. Since we will be consolidating the Sunrise joint venture beginning July 31, 2006, the full amount of the bank borrowings will be reflected on our balance sheet as a note payable.

As a result of these developments, we have expensed about $137,000 in legal fees which were previously deferred pending closing of the reorganization/merger with Sunrise.

ITEM 2. MD&A

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2005 FORM 10-KSB WHICH WAS FILED ON APRIL 14, 2006 AND SHOULD BE READ IN CONJUNCTION THERETO.

Albany Shale Gas Lease Play

In early May, we sold for about $3.3 million all of our interest in our Albany Shale Gas Lease Play, located in Kentucky, to Approach Oil and Gas Inc., a private company based in Fort Worth, Texas. Approach is controlled by the Yorktown group of companies. We recognized a gain of about $360,000.

Sunrise Coal and Loan Guarantee

As discussed in the first quarter Form 10-QSB, Sunrise informed us of their intention to shut down the Howesville mine which they did. As a result all of our previous agreements with Sunrise were voided and on July 31, 2006 we entered into a joint venture with Sunrise. Sunrise contributed all of their assets for a 40% interest and we agreed to a $20.5 million commitment, of which $7.5 million was paid to Sunrise at closing, to develop the Carlisle mine for a 60% interest. We expect the full $20.5 million to be expended by the first quarter of 2007. We are to receive 88% of the free cash flow from the Carlisle mine until we recoup our $20.5 million plus interest at 10%. Upon recoupment, the ownership reverts back to 60/40. During the third quarter we will begin consolidating the joint venture at 100% and deducting a 40% minority interest representing Sunrise's ownership in our financial statements. In addition we remain a guarantor of Sunrise's $30 million line of credit with two Indiana banks. As of June 30, 2006, $25.1 million has been drawn down.

The equipment, valued at about $10 million, that was being used at the Howesville mine is being moved to the Carlisle mine. Sunrise is in discussions with Indiana Power and Light (IPL) regarding the termination of the Howesville coal contract. Sunrise expects resolution of this matter sometime during the third quarter.

To date Sunrise has not had significant operations and is currently concentrating its efforts in the development of the Carlisle mine.

Carlisle Mine

The Carlisle mine, Sunrise's primary asset, is currently being developed in order to begin shipping coal sometime during the first half of 2007. There is a contract with IPL to purchase up to 880,000 tons per year for six years. Sunrise is talking to other coal purchasers about additional contracts, and if coal prices continue to rise, we believe coal production could peak at about 2.5 million tons per year in five or six years. Recoverable reserves that are presently leased are about 35 million tons.

Sunrise has 87 employees and is running three, eight-hour shifts to develop the Carlisle mine. The numbers of employees during the mining phase will depend on the number of tons of coal being mined.

COALition Energy LLC (CELLC)

We are in discussions with CELLC to sell our 29% interest back to them at our original cost of $325,000 and allow CELLC to purchase up to 9% of the Sunrise joint venture. CELLC will not receive any compensation resulting from our entering into the Sunrise joint venture.

Liquidity and Capital Resources

By the end of the year, most of our cash will be called by Sunrise for development for the Carlisle mine. We may be required to raise additional capital to fund future cash calls for mine development and expansion.

Results Of Continuing Operations

The tables below (in thousands) provides sales data and average prices for the period.

	Year-to-date Comparison
	2006			2006
	Sales Volume	Average Price	Revenue	Sales Volume	Average Price	Revenue

Gas-mcf
San Juan	33,530	$10.48	$351,400	31,765	$8.93	$283,600
Other	15,765	7.61	120,000	21,450	6.47	138,800

Oil - barrels
Other	585	64.53	37,750	910	49.34	44,900

	Quarter-to-date Comparison
	2006			2006
	Sales Volume	Average Price	Revenue	Sales Volume	Average Price	Revenue

Gas-mcf
San Juan	15,145	$9.58	$145,100	14,690	$9.45	$138,800
Other	7,985	6.98	55,700	10,475	6.91	72,400

Oil - barrels
Other	204	75.88	15,480	379	53.57	20,300

Oil and gas sales and LOE remained about the same comparing 2006 to 2005.

Interest income increased due to higher rates and more cash available for investment.

For the six months, G&A increased by about $490,000 due primarily to stock option expense of $230,000, employee bonuses of $100,000, higher salaries of $40,000, accounting fees of $40,000, and higher franchise taxes in New Mexico of $ 25,000, and late fees to Minerals Management Services for properties held 20 years ago of $20,000. The legal and accounting fees relate primarily due to consultation regarding the Sunrise transaction.

For the three months G&A increased by about $280,000 due primarily to stock option expense of $115,000, employee bonuses of $100,000 and higher legal and accounting fees of $30,000.

During the first quarter, we expensed $137,000 of legal fees related to the merger with Sunrise which was aborted.

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
HALLADOR PETROLEUM COMPANY

Dated: August 14, 2006	By:	/S/VICTOR P. STABIO CEO and CFO Signing on behalf of registrant and as principal financial officer.