Form 10QSB
period 2006-09-02
HALLADOR PETROLEUM CO
filed 2006-11-20
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Shares outstanding as of November 20, 2006: 12,168,135

-----------------------------------------------------------------------

Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheet
September 30, 2006
(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$12,125
Accounts receivable:
Oil and gas sales	691
Well operations	353
Income taxes	350
Prepaid expenses	89
Total current assets	13,608

Oil and gas properties, at cost (successful efforts):
Unproved properties	289
Proved properties	2,401
Less - accumulated depreciation, depletion, amortization and impairment	(1,814)
876
Coal properties, at cost:
Underground equipment	7,621
Surface equipment	7,588
Mine acquisition and development	24,182
Less - accumulated depreciation, depletion, amortization and impairment	(170)
39,221

Investment in Savoy	4,124
Advance royalties	150
Other assets	366
4,640

$58,345

Consolidated Balance Sheet
September 30, 2006
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$495
Accounts payable and accrued liabilities	2,226
Oil and gas sales payable	1,061
Asset retirement obligation	313
Current portion of contract termination obligation	92
Total current liabilities	4,187

Long-term liabilities:
Long-term debt	22,543
Asset retirement obligation	595
Long-term portion of contract termination obligation	3,873
27,011

Total liabilities	31,198

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.10 par value; 10,000,000 shares authorized; none issued	-
Common stock, $ .01 par value; 100,000,000 shares authorized, 12,168,135 shares issued	121
Additional paid-in capital	29,520
Accumulated deficit	(2,494)
27,147

$58,345

See accompanying notes.

Consolidated Statement of Operations
(in thousands, except per share amounts)

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Gas	$673	$667	$202	$245
Oil	65	73	27	28
Equity income-Savoy	415	-	28	-
Interest	663	414	226	132
Property sale - Albany Shale	362	-	-	-
	2,178	1,154	483	405
Costs and expenses:
Lease operating	144	157	44	58
Exploration expenses	31	38	4	-
Impairment of unproved properties	-	183	-	169
Depreciation, depletion and amortization	41	30	13	11
G&A	1,094	411	312	116
G&A - Sunrise	227	-	227	-
Aborted reorganization/merger costs	137	-	-	-
Interest	233	-	233	-
Other	150	139	54	36
	2,057	958	887	390
Income (loss) from continuing operations before taxes	121	196	(404)	15
Income taxes	125	(90)	320	(6)
Income (loss) from continuing operations	246	106	(84)	9
Loss on sale of discontinued operations	-	(146)	-	(170)
Net income (loss)	$246	$(40)	$(84)	$(161)
Basic and diluted income (loss) per share:
Continuing operations	$.02	$0.02	$(0.01)	$-
Discontinued operations	-	(0.02)	-	(0.02)
Net income (loss) per share	$.02	$0.00	$(0.01)	$(0.02)
Weighted average shares outstanding-basic and diluted	11,562	7,093	12,168	7,093

See accompanying notes.

Consolidated Statement of Cash Flows
(in thousands)

	Nine months ended September 30,
	2006	2005

Net cash provided by (used in) operating activities:	$(882)	$264

Cash flows from investing activities:
E&B note receivable	-	3,538
Acquisition of Sunrise Coal, net of acquired cash of $1,892	(5,828)	-
Properties	(4,312)	(3,614)
Prospect sales	3,394	-
Distributions from Savoy	518	-
Investment in COALition	-	(326)
Decrease in bonds	-	252
Other	(26)	(14)
Net cash used in investing activities	(6,254)	(164)

Cash flows from financing activities:
Stock sale to related party	7,000	-
Repurchase of partnership options	-	(407)
Distribution to limited partners	-	(8,081)
Net cash provided by (used in) financing activities	7,000	(8,488)

Net decrease in cash and cash equivalents	(136)	(8,388)

Cash and cash equivalents, beginning of period	12,261	19,927

Cash and cash equivalents, end of period	$12,125	$11,539

Supplemental disclosures of cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$190	$-
Income taxes	$432	$-

Supplemental schedule of non-cash investing and financing activities:
Non-cash property additions	$170	$-

See accompanying notes.

Notes to Financial Statements

1.	General

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

Our organization and business, the accounting policies we follow and other information, excluding those of Sunrise Coal, LLC that are provided hereinafter, are contained in the notes to our financial statements filed as part of our 2005 Form 10-KSB. This quarterly report should be read in conjunction with that annual report.

2.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Hallador Petroleum Company (the Company) and its majority-owned subsidiary Sunrise Coal, LLC (Sunrise), and Sunrise’s wholly-owned subsidiary Devers Drilling Company, LLC (Devers). Devers renders services solely to its parent company Sunrise, and does not render services for any unrelated third party. Intercompany accounts and transactions have been eliminated in consolidation.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents are stated at cost. Cash equivalents consist of highly-liquid investments with an original maturity of three months or less when purchased.

Inventories

Coal and supplies inventories are valued at the lower of average cost or market. Coal inventory costs include labor, supplies, equipment costs and overhead. The Company had no coal production and related inventories as of and for the period ended September 30, 2006.

Advance royalties

Rights to develop leased coal lands may require payments of advance royalties. When those advance royalties may be recouped through future production, the payments are reflected as current or long-term assets, depending on the expected recovery period. As coal is produced, the payments are statutorily amortized and reflected as cost of coal sales in the consolidated statements of operations.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period. Expenditures that extend the useful lives of existing property, plant and equipment or increase the productivity of the assets are capitalized. The cost of maintenance and repairs that do not extend the useful lives or increase the productivity of the assets are expensed as incurred. Property, plant and equipment are depreciated using the units-of-production method over the estimated recoverable reserves.

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed for recoverability. If this review indicates that the carrying value of the asset will not be recoverable through estimated undiscounted future net cash flows related to the asset over its remaining life, then an impairment loss is recognized by reducing the carrying value of the asset to its estimated fair value.

For the period from July 31, 2006 (date of acquisition) through September 30, 2006, Sunrise capitalized $133,000 of interest.

Deferred mine development

Costs of developing new coal mines, including asset retirement obligation assets, or significantly expanding the capacity of existing mines, are capitalized and amortized using the units-of-production method over estimated recoverable (proved and probable) reserves.

Coal land and mineral rights

Certain of the Sunrise’s coal reserves were obtained through leases. The cost of those leases is capitalized and depleted using the units-of-production method over estimated recoverable (proved and probable) reserves.

Asset retirement obligations

At the time they are incurred, legal obligations associated with the retirement of long-lived assets are reflected at their estimated fair value, with a corresponding charge to asset retirement obligation assets. Obligations are typically incurred when Sunrise commences development of either underground or surface mines, and include reclamation of support facilities, refuse areas and slurry ponds.

Obligations are reflected at the present value of their discounted cash flows. Sunrise reflects accretion of the obligations for the period from the date they are incurred through the date they are extinguished. The asset retirement obligation assets are amortized using the units-of-production method over estimated recoverable (proved and probable) reserves.

Sunrise's asset retirement obligations arise from the federal Surface Mining Control and Reclamation Act of 1977 (SMCRA) and similar state statutes. SMCRA and states require that mines be reclaimed to their previous condition in accordance with specific standards and approved reclamation plans, as outlined in mining permits. Activities include reclamation of pit and support acreage at surface mines, sealing portals at underground mines, and reclamation of refuse areas and slurry ponds.

Sunrise assesses it asset retirement obligations at least annually, and reflects revisions for permit changes, as granted by state authorities, for revisions to the estimated reclamation costs, and for revisions to the timing of those costs.

The following table reflects the changes to the Sunrise's asset retirement obligations:

Balance, July 31, 2006 (date of Sunrise Acquisition)	$1,186
Additions	-
Accretion	6
Settlements	(284)
Revisions to previous estimates	-
Balance, September 30, 2006	$908

Current	$313
Long-term	595
$908

Fair Value of Financial Instruments

Cash and cash equivalents - the carrying amounts approximate fair value.

Debt - the carrying amounts approximate fair value.

3.	Risk Concentrations

Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist primarily of cash in excess of the federally insured amount of $100,000 and trade receivables. Generally, credit is extended based on an evaluation of a customer’s financial condition, and collateral is not required. Sunrise has not incurred a loss relating to these concentrations of credit risk.

Long-term contract

The Carlisle mine, Sunrise's primary asset, is currently being developed in order to begin shipping coal sometime during the first quarter of 2007. Sunrise has a large portion of its current production capacity contracted with a public utility for several years. The coal is contracted at market prices that were in effect July 1, 2005. Sunrise is talking to other coal purchasers about additional contracts, and if coal prices continue to rise, we believe coal production could peak at about 3 million tons per year in five or six years. Recoverable reserves that are presently leased are about 35 million tons.

Transportation

The Company depends primarily on truck and rail transportation to deliver coal to its customers. Disruption of these services due to weather, mechanical issues, strikes, lockouts, bottlenecks and other events may have a temporary adverse impact on shipments and, consequently, to coal sales.

4.	Sale of Albany Shale Gas Lease Play

In early May, we sold for about $3.3 million all of our interest in our Albany Shale Gas Lease Play, located in Kentucky, to Approach Oil and Gas Inc. (Approach), a private company based in Fort Worth, Texas. Approach is controlled by the Yorktown group of companies. We recognized a gain of about $360,000.

Under our agreement with Approach, sixty days after three exploratory gas wells are drilled, we have the option to purchase a 1/3 working interest in the project by paying 1/3 of the land costs expended by Approach. We are carried on the drilling of the three wells. Drilling is expected to begin December 2006. Our 1/3 of the land costs would be about $1.2 million.

In mid-October, we sold one-half of our rights under this option for $500,000 to an unaffiliated third party. If we jointly elect to exercise the option, the third party will owe us an additional $500,000. We would then owe one-half of our share of the land costs which would be about $600,000 (one-half of the $1.2 million discussed above). Our net ownership in the project would then be 1/6th.

For accounting purposes we plan to defer the $500,000 gain pending the decision to exercise the option, which we should know in early 2007.

5.	Sunrise Coal Acquisition

As discussed in the first quarter Form 10-QSB, Sunrise informed us of their intention to shut down the Howesville mine, which they did. As a result, all of our previous agreements with Sunrise were voided.

On July 31, 2006 Hallador entered into a joint venture with Sunrise. The original Sunrise members retained a 40% interest in the venture, and Hallador agreed to contribute capital of $20.5 million for a 60% interest. Of the $20.5 million, $7.5 million was paid to Sunrise at closing, and was used to develop the Carlisle mine.

We expect the entire $20.5 million to be expended by the first half of 2007. Through approximately 88% of the Carlisle mine’s net cash flow, Hallador will receive $20.5 million plus interest at 10%. Thereafter, distribution of net cash flow will revert to 60% to Hallador, and 40% to the original Sunrise members.

As a result of these developments, we have expensed about $137,000 in legal fees, which were previously deferred pending closing of the reorganization/merger with Sunrise.

On July 31, 2006 (date of acquisition), Hallador began consolidating the Sunrise joint venture. Because, at the date of acquisition, the original Sunrise members had not contributed capital in excess of accumulated losses (resulting primarily from the Howesville mine closure), Hallador has reflected Sunrise’s entire losses for the period since acquisition. When Sunrise’s accumulated earnings exceed its prior losses, Hallador will reflect the original members’ minority interest in the results of operations.

The following table summarizes the costs and allocations of the above acquisition which are preliminary and subject to finalization:

Acquisition costs:
Cash consideration	$7,500
Direct acquisition costs	220
$7,720

Allocation of acquisition costs:
Current assets	$1,892
Coal properties	35,312
Other assets	192
Liabilities assumed	(29,676)
$7,720

Included in liabilities assumed is the estimated present value of the contract termination obligation with the utility who was to purchase the coal from the Howesville mine. The purchase price is subject to modification for certain items, including the contract termination obligation, and, consequently, may change.

Pro Forma Results of Operations (Unaudited)

The following table reflects the unaudited pro forma consolidated results of operations for the nine and three months ended September 30, 2006 and 2005 as though the Sunrise and Savoy acquisitions had occurred on January 1, 2005. The unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of future results.

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005

Revenue	$7,339	$1,433	$486	$405
Net loss	(10,568)	(105)	(571)	(381)
Net loss per basic share	(0.91)	(0.01)	(0.05)	(0.04)
Weighted average basic shares outstanding	11,562	8,986	12,168	8,986

6.	Investment in Savoy

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

Below (in thousands) are Savoy's: (i) unaudited condensed balance sheet at September 30, 2006, and (ii) unaudited condensed statement of operations for the nine months ended September 30, 2006.

Condensed Balance Sheet

Current assets	$9,179
PP&E, net	9,229
$18,408

Current liabilities	$3,521
Partners capital	14,887
$18,408

Condensed Statement Of Operations

Revenue	$5,030
Expenses	(3,732)
Net income	$1,298

The difference between our investment account and our pro rata share of the equity of Savoy will be amortized based on Savoy's units of production rate.

In June, we received a distribution from Savoy of about $133,000 which was credited to the investment account. We have received total distributions of $518,000 in 2006.

7.	Notes Payable

On April 19, 2006, Sunrise entered into a new $30,000,000 facility with Old National Bank. The Line of Credit under the facility has a maturity of July 28, 2007. Thereafter, the Line of Credit balance converts to a Term Loan that has a maturity of July 28, 2012. The Line of Credit bears interest at LIBOR plus 3.55%, and the Term Loan bears interest at 8.50%. Monthly interest-only payments are required through the term of the Line of Credit. Thereafter, the Term loan requires amortizing payments through maturity.

Proceeds of the Line of Credit were available to pay then existing notes payable to First Financial, Fifth Third, and Hallador to fund the acquisition of certain real and personal property at the Company’s Carlisle mine, and to fund working capital.

The loan is secured by all of Sunrise’s real and personal property, guaranteed by Sunrise and Hallador, and requires Sunrise to comply with certain covenants.

8.	Stock-Based Compensation

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

We estimated the fair value of the option grant using the Black-Scholes option-pricing model, using the following assumptions: (i) risk free interest rate of 4.24%; (ii) expected life of 10 years; (iii) expected volatility of 120%; and (iv) expected default rate of 5%, and (v) no dividend yield. The average fair value of options granted during 2005 was $2.15. At September 30, 2006, our 750,000 outstanding stock options had a remaining contractual maturity of nine years and an aggregate intrinsic value of about $750,000.

The total compensation expense related to this plan was $345,000 for the nine months ended September 30, 2006. The impact on earnings per share for the nine months ended September 30, 2006 was $.03 per share. No options were granted during the first quarter of 2005 and none were outstanding.    Assuming no more grants, we estimate that, for each of the next six quarters, we will reflect stock-based compensation expense of approximately $115,000 per quarter, or a total of $690,000.

9.	Related Party Transactions

For the period from July 31, 2006 (date of acquisition) through September 30, 2006, two entities owned by two members of Sunrise (other than Hallador) provided services to the Company in the aggregate gross amount of $44,000.

10.	Segment Information

The Company is engaged in two segments: the acquisition, exploration, development and production of oil, natural gas and natural gas liquids through Hallador Petroleum Company, and the acquisition, development and sale of coal.. Accordingly, the Company’s Chief Executive Officer makes operating decisions, assesses financial performance and allocates resources on a segment basis.

The Company prepares business segment information in accordance with generally accepted accounting principles, except that certain items below income (loss) from continuing operations are not allocated to business segments, as management does not consider them in its evaluation of business unit performance.

The table below presents information about identifiable assets for the reported segments as of September 30, 2006 and 2005:

	Hallador	Sunrise	Total
September 30, 2006:
Total segment assets	$16,277	$42,068	$58,345

September 30, 2005:
Total segment assets	$17,888	-	$17,888

The table below presents information about operating income (loss) for the reported segments for the nine and three months ended September 30, 2006 and 2005.

	Hallador	Sunrise	Total
Nine months ended September 30, 2006:
Revenue	$2,166	$12	$2,178
Expenses	1,591	466	2,057
Income (loss) from continuing operations before taxes	$575	$(454)	121
Income taxes			125
Income from continuing operations			$246

Nine months ended September 30, 2005:
Revenue	$1,154	-	$1,154
Expenses	958	-	958
Income from continuing operations before taxes	$196	-	196
Income taxes			(90)
Income from continuing operations			$106

Three months ended September 30, 2006:
Revenue	$471	$12	$483
Expenses	421	466	887
Income (loss) from continuing operations before taxes	$50	$(454)	(404)
Income taxes			320
Loss from continuing operations			$(84)

Three months ended September 30, 2005:
Revenue	$405	-	$405
Expenses	390	-	390
Income from continuing operations before taxes	$15	-	15
Income taxes			(6)
Income from continuing operations			$9

ITEM 2. MD&A

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2005 FORM 10-KSB WHICH WAS FILED ON APRIL 14, 2006 AND SHOULD BE READ IN CONJUNCTION THERETO.

Sunrise Coal and Loan Guarantee

As discussed in the first quarter Form 10-QSB, Sunrise informed us of their intention to shut down the Howesville mine which they did. As a result all of our previous agreements with Sunrise were voided and on July 31, 2006 we entered into a joint venture with Sunrise. Sunrise contributed all of their assets for a 40% interest and we agreed to a $20.5 million commitment, of which $7.5 million was paid to Sunrise at closing, to develop the Carlisle mine for a 60% interest. We expect the full $20.5 million to be expended by the first quarter of 2007. We are to receive approximately 88% of the free cash flow from the Carlisle mine until we recoup our $20.5 million plus interest at 10%. Upon recoupment, the ownership reverts back to 60/40. During the third quarter we will begin consolidating the joint venture at 100%. Due to the Sunrise's losses, we pick up 100% of their losses for financial reporting purposes. In addition we remain a guarantor of Sunrise's $30 million line of credit with two Indiana banks. As of September 30, 2006, $23 million has been drawn down, $2.5 million has been used on allocated letters of credit leaving an available balance of $4.5 million.

The equipment, valued at about $10.8 million, that was being used at the Howesville mine has been moved to the Carlisle mine. Sunrise is in final discussions with the utility who purchased coal from the Howesville mine regarding the termination of the Howesville coal contract. We do not expect the final terms of the negotiation to have a material adverse effect.

To date Sunrise has not had significant operations and is currently concentrating its efforts in the development of the Carlisle mine.

Carlisle Mine

The Carlisle mine, Sunrise's primary asset, is currently being developed in order to begin shipping coal sometime during the first half of 2007. Sunrise has a large portion of its current production capacity contracted with a public utility for several years. The coal is contracted at market prices that were in effect July 1, 2005. Sunrise is talking to other coal purchasers about additional contracts, and if coal prices continue to rise, we believe coal production could peak at about 3 million tons per year in five or six years. Recoverable reserves that are presently leased are about 35 million tons.

Sunrise has 87 employees and is running three, eight-hour shifts to develop the Carlisle mine. The number of employees during the mining phase will depend on the number of tons of coal being mined.

Mine development continues with the building of the "slope", which is the entrance to the mine for transporting equipment and employees into the mine and transporting coal out of the mine. The "slope" starts at the surface and heads down into the earth at a 8-3/4% grade and when completed should be about 2,400 feet long.  The slope will meet the coal seam about 340 vertical feet below the surface.

Albany Shale Gas Lease Play

In early May, we sold for about $3.3 million all of our interest in our Albany Shale Gas Lease Play, located in Kentucky, to Approach Oil and Gas Inc. (Approach), a private company based in Fort Worth, Texas. Approach is controlled by the Yorktown group of companies. We recognized a gain of about $360,000.

Under our agreement with Approach, sixty days after three exploratory gas wells are drilled, we have the option to purchase a 1/3 working interest in the project by paying 1/3 of the land costs expended by Approach. We are carried on the drilling of the three wells. Drilling is expected to begin December 2006. Our 1/3 of the land costs would be about $1.2 million.

In mid-October, we sold one-half of our rights under this option for $500,000 to an unaffiliated third party. If we jointly elect to exercise the option, the third party will owe us an additional $500,000. We would then owe one-half of our share of the land costs which would be about $600,000 (one-half of the $1.2 million discussed above). Our net ownership in the project would then be 1/6th.

For accounting purposes we plan to defer the $500,000 gain pending the decision to exercise the option which we should know in early 2007.

COALition Energy LLC (CELLC)

We continue to be in discussions with CELLC as to the resolution of our 29% interest. Our remaining investment in CELLC is not significant.

Liquidity and Capital Resources

Upon completion of our $20.5 million commitment to Sunrise estimated to be completed during the first half of 2007, we expect to have about $2 million in cash. We may be required to raise additional capital to fund future cash calls for mine development and expansion. There can be no assurances that we will be able to raise additional capital on terms which would be acceptable to us.

Results Of Continuing Operations

The tables below provides sales data and average prices for the period.

	Year-to-date Comparison
	2006			2005
	Sales Volume	Average Price	Revenue	Sales Volume	Average Price	Revenue

Gas-mcf
San Juan	49,230	$10.17	$500,600	47,172	$9.54	$450,000
Other	23,475	7.36	172,800	30,961	7.01	217,000

Oil - barrels
Other	987	65.50	64,650	1,380	52.90	73,000

	Quarter-to-date Comparison
	2006			2005
	Sales Volume	Average Price	Revenue	Sales Volume	Average Price	Revenue

Gas-mcf
San Juan	15,702	$9.50	$149,000	15,402	$10.84	$167,000
Other	7,712	6.85	53,000	9,519	8.20	78,000

Oil - barrels
Other	402	66.93	26,900	468	59.94	28,000

Oil and gas sales and LOE remained about the same comparing 2006 to 2005.

Interest income increased due to higher rates and more cash available for investment. In the future interest income will decrease due to the Sunrise funding and a reduction of our cash balances.

For the nine months, G&A increased by about $680,000 due primarily to stock option expense of $345,000, employee bonuses of $100,000, higher salaries of $71,000, accounting fees of $70,000, increased travel of $17,000, higher franchise taxes in New Mexico of $25,000, and late fees to Minerals Management Services for properties held 20 years ago of $20,000. The increase in accounting fees relate primarily to the Sunrise transaction.

For the three months G&A increased by about $196,000 due primarily to stock option expense of $115,000, higher salaries of $28,000, and higher legal and accounting fees of $33,000.

Sunrise's G&A relates to the its coal operations which are in the start up phase.

Interest expense relates solely to the debt connected with the Sunrise acquisition.

For the nine months income taxes reflect a benefit of $125,000 primarily as a result of reflecting the 2005 current tax provision in excess of taxes paid. For the three months, income taxes reflect a benefit of $320,000 primarily as a result of reflecting the 2005 current tax provision in excess of taxes paid, and the tax benefit derived from losses generated by Sunrise Coal.

During the first quarter, we expensed $137,000 of legal fees related to the merger with Sunrise which was terminated

Loss on the sale of discontinued operations relates to additional income taxes due on the sale of the South Cuyama field.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO, who is also our CFO, concluded that our disclosure controls and procedures are effective for the purposes discussed above. There have been no changes in our internal controls that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 6.	EXHIBITS
(a)	31 -- SOX 302 Certification 32 -- SOX 906 Certification

SIGNATURE
In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HALLADOR PETROLEUM COMPANY

Dated: November 20, 2006	By:	/S/VICTOR P. STABIO CEO and CFO Signing on behalf of registrant and as principal financial officer.