Form 10KSB/A
period 2005-12-31
HALLADOR PETROLEUM CO
filed 2007-04-11
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Explanatory Note

We are filing this amendment to comply with generally accepted accounting principles (GAAP)  and the Securities and Exchange Commission's (SEC) rules and regulations.

1.  We had included changes in stockholders' equity in Note 1 to our financial statements.  This amendment includes a statement of stockholders' equity and we deleted the stockholders' equity table from Note 1.

2.     We have included the name of the individual who prepared our reserve report.  The person's name is Edwin James and such name appears in Note 7 to our financial statements.

3.     We have changed our statement of cash flows as follows:

a. For 2005, we moved $1,200,000 from financing activities to investing activities relating to the purchase of limited partners interest.

b.	For 2005, we moved $407,000 from financing activities to operating activities relating to repurchase of employee stock options.

c.	For 2004, we moved $1,305,000 from financing activities to operating activities relating to repurchase of employee stock options.

4.     We have provided additional disclosure regarding the accounting treatment of our repurchase of employee stock options. Note 4 to our financial statements reflects such addition disclosures.

5.     In December 2005 we sold stock to Yorktown Energy Partners VI and concurrently acquired a 32% interest in Savoy Energy. We received cash of $2.20 per share.  We have treated the cash element as non-substantive and valued the shares based on the market price at the time which was $3.25 per share. Therefore, we have increased our investment in Savoy by about $2 million and also increased stockholders' equity by the same.

6.     No changes were made to our statement of operations.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hallador Petroleum Company
Denver, Colorado

We have audited the consolidated balance sheet of Hallador Petroleum Company and Subsidiaries as of December 31, 2005 and the consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements as of December 31, 2005 and December 31, 2004 have been restated.

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 31, 2006, except for Note 1
as to which the date is April 4, 2007
Denver, Colorado

 Consolidated Balance Sheet
December 31, 2005
(in thousands)
(as restated, see Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$12,261
Accounts receivable-
Oil and gas sales	950
Well operations	1,198
Total current assets	14,409

Oil and gas properties, at cost (successful efforts):
Unproved properties	2,909
Proved properties	2,388
Less - accumulated depreciation, depletion, amortization and impairment	(1,776)
3,521
Investment in CELLC	223
Investment in Savoy	6,193
Other assets	246
$24,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,346
Oil and gas sales payable	1,494
Income tax payable	208
Total current liabilities	3,048

Stockholders’ equity:
Preferred stock, $.10 par value; 10,000,000 shares authorized; none issued
Common stock, $ .01 par value; 100,000,000 shares authorized, 8,986,319 issued	90
Additional paid-in capital	24,195
Accumulated deficit	(2,741)
21,544
$24,592

See accompanying notes.

Consolidated Statement of Operations
(in thousands)

	Years ended December 31,
	2005	2004
Revenue:
Gas	$1,012	$822
Oil	90	83
Interest	544	167
	1,646	1,072
Costs and expenses:
Lease operating	227	149
Delay rentals	57	102
Impairment - unproved properties	183	144
Equity loss in CELLC	103
Depreciation, depletion and amortization	43	42
General and administrative	612	852
	1,225	1,289

Income (loss) from continuing operations before minority interest	421	(217)
Minority interest	(84)	65
Income (loss) from continuing operations before taxes	337	(152)
Income tax-current	(145)	-
Income (loss) from continuing operations	192	(152)

Income (loss) from discontinued operations net of minority interest of $(18) and $592	(30)	1,380

Gain on sale of discontinued operations, net of taxes of $1,085 and minority interest of $4,168	-	8,642

Net income	$162	$9,870
Net Income (loss) per share - basic
Continuing operations	$.027	$(.02)
Discontinued operations	(.004)	.19
Gain on sale of discontinued operations	-	1.22
Net earnings per share	$.023	$1.39

Weighted average shares outstanding-basic	7,155	7,093

See accompanying notes.

Consolidated Statement of Cash Flows
(in thousands)
(as restated, see Note 1)

	Years ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$162	$9,870
Equity loss in CELLC	103
Depreciation, depletion, and amortization	43	721
Minority interest	66	4,695
Impairment of undeveloped properties	183	144
Change in accounts receivable	(1,197)	812
Gain on sale of discontinued operations exclusive of $1,705 of bonuses paid in connection with sale		(16,905)
Discontinued operations	(407)
Change in payables and accrued liabilities	1,235	(623)
Income taxes payable	(92)	300
Key employee bonus plan		(253)
Other	10	90
Net cash provided by (used in) operating activities	106	(1,149)

Cash flows from investing activities:
Proceeds from property sale (Cuyama)*	3,538	18,110
Investment in COALition	(326)
Investment in Savoy	(4,205)
Acquisition of Hallador Petroleum LLP minority interests	(1,200)
Decrease in bonds	252
Properties	(4,696)	(253)
Prospect sale	1,616
Other assets	(35)	(100)
Net cash (used in) provided by investing activities	(5,056)	17,757

Cash flows from financing activities:
Distributions to limited partners	(6,881)
Stock sale to Yorktown Energy VI, L.P.	4,165
Net cash used in financing activities	(2,716)

Net (decrease) increase in cash and cash equivalents	(7,666)	16,608
Cash and cash equivalents, beginning of year	19,927	3,319
Cash and cash equivalents, end of year	$12,261	$19,927

Taxes paid	$225	$785
------------------------
* In 2004 we received a $3,500,000 note receivable in connection with the sale of Cuyama, which was a non-cash investing activity.

  See accompanying notes.

Statement of Stockholders' Equity
(in thousands)
(as restated, see Note 1)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total

Balance December 31, 2003	$71	$18,061	$(14,495)	$3,637

Net income	-	-	9,870	9,870

Balance December 31, 2004	71	18,061	(4,625)	13,507

Proceeds from stock sale (1,893,169 shares)	19	4,146		4,165

Additional non-cash value assigned to stock sale (Note 1)		1,988		1,988

Retirement of Hallador Petroleum LLP minority interest			1,722	1,722

Net income	-	-	162	162

Balance December 31, 2005	$90	$24,195	$(2,741)	$21,544

See accompanying notes.

Notes to Consolidated Financial Statements

(1)  RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying balance sheet and cash flow statements have been restated to comply with GAAP and the SEC's rules and regulations.  The following table sets forth previously reported and restated cash flow statements and balance sheets.
	Years ended December 31, *
	2005		2004
	Previously Reported	Restated	Previously Reported	Restated
Cash flows from operating activities:
Net income	$162	$162	$9,870	$9,870
Equity loss in CELLC	103	103
Depreciation, depletion, and amortization	43	43	721	721
Minority interest	66	66	4,695	4,695
Impairment of undeveloped properties	183	183	144	144
Change in accounts receivable	(1,197)	(1,197)	812	812
Gain on sale of discontinued operations exclusive of $1,705 of bonuses paid in connection with sale			(15,600)	(16,905)
Discontinued operations		(407)
Change in payables and accrued liabilities	1,235	1,235	(623)	(623)
Income taxes payable	(92)	(92)	300	300
Key employee bonus plan			(253)	(253)
Other	10	10	90	90
Net cash provided by (used in) operating activities	513	106	156	(1,149)
Cash flows from investing activities:
Proceeds from property sale (Cuyama)*	3,538	3,538	18,110	18,110
Investment in COALition	(326)	(326)
Investment in Savoy	(4,205)	(4,205)
Acquisition of Hallador Petroleum LLP minority interests		(1,200)
Decrease in bonds	252	252
Properties	(4,696)	(4,696)	(253)	(253)
Prospect sale	1,616	1,616
Other assets	(35)	(35)	(100)	(100)
Net cash (used in) provided by investing activities	(3,856)	(5,056)	17,757	17,757
Cash flows from financing activities:
Repurchase of employee stock options	(407)		(1,305)
Distributions to limited partners	(8,081)	(6,881)
Stock sale to Yorktown Energy VI, L.P.	4,165	4,165	-	-
Net cash used in financing activities	(4,323)	(2,716)	(1,305)	-
Net (decrease) increase in cash and cash equivalents	(7,666)	(7,666)	16,608	16,608
Cash and cash equivalents, beginning of year	19,927	19,927	3,319	3,319
Cash and cash equivalents, end of year	$12,261	$12,261	$19,927	$19,927

* For 2005, we moved $1,200,000 from financing activities to investing activities relating to the purchase of limited partners interest; for 2005 we moved $407,000 from financing activities to operating activities relating to repurchase of employee stock options, and for 2004 we moved $1,305,000 from financing activities to operating activities relating to repurchase of employee stock options.

Consolidated Balance Sheet
December 31, 2005
(in thousands)

	Previously Restated	Restated

ASSETS
Current assets:
Cash and cash equivalents	$12,261	$12,261
Accounts receivable-
Oil and gas sales	950	950
Well operations	1,198	1198
Total current assets	14,409	14,409

Oil and gas properties, at cost (successful efforts):
Unproved properties	2,909	2,909
Proved properties	2,388	2,388
Less - accumulated depreciation, depletion, amortization and impairment	(1,776)	(1,776)
	3,521	3,521
Investment in CELLC	223	223
Investment in Savoy*	4,205	6,193
Other assets	246	246
	$22,604	$24,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,346	$1,346
Oil and gas sales payable	1,494	1,494
Income tax payable	208	208
Total current liabilities	3,048	3,048

Stockholders’ equity:
Preferred stock, $.10 par value; 10,000,000 shares authorized; none issued
Common stock, $ .01 par value; 100,000,000 shares authorized, 8,986,319 shares issued	90	90
Additional paid-in capital	22,207	24,195
Accumulated deficit	(2,741)	(2,741)
	19,556	21,544
	$22,604	$24,592

*In December 2005 we sold stock to Yorktown Energy Partners VI and concurrently acquired a 32% interest in Savoy Energy. We received cash of $2.20 per share. We have treated the cash element as non-substantive and valued the shares based on the market price at the time which was $3.25 per share. Therefore, we have increased our investment in Savoy by about $2 million and also increased stockholders' equity by the same.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(3)       INCOME TAXES (in thousands)

The provision for income taxes is comprised of the following:

	2005	2004
Current:
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

(4)       STOCK OPTIONS AND BONUS PLANS

Stock Option Plan

We account for stock options in accordance with APB 25. Accordingly, no compensation expense has been recorded for options granted as those grants have been issued with exercise prices at or above market. When we sold the Cuyama oil and gas field in August 2004 we concluded to reward our employees by giving them cash bonuses and also through purchases of their respective stock options. Because our stock is (i) traded on the OTC Bulletin Board, (ii) thinly traded and (iii) over 85% of the outstanding shares are controlled by our board members and their affiliates, our board concluded our employees would not receive a fair price if they exercised their options and then sold the stock.

On October 8, 2004, we purchased from our employees 749,723 outstanding stock options at a price equal to $2.80 per share less the exercise price of each option for a total amount of $1,305,000.  The options were cancelled and are available for re-issuance.  All options were granted at fair value. Such amount was expensed in 2004 and is reflected in the Gain on sale of discontinued operations in the accompanying statement of operations. The $2.80 was determined by our non-employee board members and they concluded such amount represented a fair price. At December 31, 2004 there were no options outstanding.

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

(5)       MAJOR CUSTOMERS

During 2005 and 2004, the San Juan Basin’s gas and NGL production was purchased by Coral Energy Resources, LP and Williams Energy Services.

(6)       EQUITY INVESTMENT IN SAVOY

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

We determined that our investment in Savoy under EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, needed to be adjusted by approximately $2 million to properly reflect our stock price of $3.25 at the time of closing of this transaction.

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

(7)       RESERVE DATA (UNAUDITED)

Our reserve estimates for the years ended December 31, 2005 and 2004 were prepared by Edwin James, a sole-proprietor consulting petroleum engineer based on data we supplied.  Savoy's reserve estimates were prepared by Netherland, Sewell & Associates.  Be cautious that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates.

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

	2005	2004

Future gas revenue	$12,350	$8,200
Future cash outflows - production andabandonment costs	(3,600)	(2,800)
Future income taxes	(3,500)	(2,100)
Future net cash flows	5,250	3,300
10% discount factor	(2,450)	(1,500)
SMOG	$2,800	$1,800

Equity interest (32%) in Savoy (about 50% relates to proved undeveloped reserves)	$4,400

The following table (in thousands) summarizes the principal factors comprising the changes in SMOG:

	2005	2004

SMOG, beginning of year	$1,800	$11,500
Sales of oil and gas, net of production costs	(875)	(3,600)
Net changes in prices and production costs	2,160	(350)
Revisions	(165)	(300)
Discoveries	450	100
Change in income taxes	(750)	(1,200)
Accretion of discount	180	1,150
Cuyama sale	-	(5,500)
SMOG, end of year	$2,800	$1,800

ITEM 13.        EXHIBITS

(a)       Exhibits

31	SOX 302 Certification
32	SOX 906 Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

HALLADOR PETROLEUM COMPANY

Dated: April 9, 2007	BY:/S/ VICTOR P. STABIO VICTOR P. STABIO, CEO