Form 10KSB
period 2006-12-31
HALLADOR PETROLEUM CO
filed 2007-04-16
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

[ x ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
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

Our revenue for the year ended December 31, 2006 was about $2.5 million.

At April 16, 2007, we had 12,168,135 shares outstanding and the aggregate market value of such shares held by non-affiliates was about $4.7 million based on a closing price of $2.50.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 1.    DESCRIPTION OF BUSINESS

General Development of Business

Hallador Petroleum Company (Hallador), a Colorado corporation, was organized by our predecessor in 1949.

We have concluded to deemphasize our oil and gas operations and concentrate our future efforts in the coal business.

With that in mind, the following events have occurred:

In early January 2006, we signed a letter of intent with Sunrise Coal, LLC (Sunrise) to effect a reorganization/merger between Hallador and Sunrise, a private company not affiliated with the Yorktown group of companies.

During the first quarter of 2006, we loaned Sunrise $7 million in order for Sunrise to begin development of their second coal mine (the "Carlisle mine").  Their first mine, Howesville, began producing coal in November 2005. Both mines are located in western Indiana. During the second quarter of 2006, Sunrise entered into a $30 million line-of- credit with two Indiana banks, and our $7 million was repaid. We are a guarantor of this line of credit.

On May 1, 2006, Sunrise informed us that they intend to shut down the Howesville mine effective June 10, 2006.

Due to the shut down of the Howesville mine, all of our previous agreements with Sunrise were voided, and on July 31, 2006, we entered into a joint venture with Sunrise to develop the Carlisle mine. Sunrise contributed all of their assets for a 40% interest and we agreed to a $20.5 million funding commitment and guaranteed the line of credit for a 60% interest. We expect the full $20.5 million to be expended by the first half of 2007. Through approximately 88% of the JVs cash flow we are to receive $20.5 million plus interest at 10%. Thereafter, cash flow will be distributed 60% to us and 40% to the original Sunrise members. On July 31, 2006 (date of acquisition), we began consolidating the Sunrise joint venture. Because, at the date of acquisition, the original Sunrise members had not contributed capital in excess of accumulated losses (resulting primarily from the Howesville mine closure), we have reflected Sunrise’s entire losses for the period since the acquisition. When Sunrise’s accumulated earnings exceed its prior losses, we will reflect the original members’ minority interest in the results of operations.

The equipment, valued at about $10 million, that was being used at the Howesville mine was moved to the Carlisle mine. At the time we filed our September 30, 2006 Form 10-QSB, Sunrise had reached a preliminary agreement with the utility customer regarding the cancellation of the Howesville coal contract. Based on the preliminary agreement, we recorded a liability of approximately $4 million. To date terms for a settlement agreement have not been reached and a settlement agreement has not been executed.

Carlisle Mine

We sell all of our coal to producers of electric power. Currently, we have only one mine (Carlisle) and two mid-west electric utility customers. The Carlisle mine is located in western Indiana and was in the development stage through January 31, 2007. First commercial production began February 5, 2007 and we expect to sell 760,000 tons for the rest of 2007 at an average price of $27.95 FOB (freight on board) the mine.

We are talking to other coal purchasers about additional contracts, and if coal prices continue to rise, we believe coal production could peak at about 3 million tons per year in five or six years. Recoverable reserves that are presently leased are about 32 million tons.

Our coal operations have about 90 employees, and is running three, eight-hour shifts to develop and mine the Carlisle reserves. The number of employees during the mining phase will depend on the number of tons of coal being mined. The Carlisle mine is non-union.

The Coal Industry

Coal is a combustible, sedimentary, organic rock formed from vegetation that has been consolidated between other rock strata and altered by the combined effects of pressure and heat over millions of years. The degree of change undergone by coal as it matures from peat to anthracite significantly affects its physical and chemical properties. Initially, peat is converted into lignite, a relatively soft material, that can range in color from dark black to various shades of brown. The continuing effects of temperature and pressure causes lignite to transform into sub-bituminous coal. Lignite and sub-bituminous coal are typically softer, friable materials characterized by high moisture levels and low carbon content. Because of their carbon content, lignite and sub-bituminous coal generally produce less energy than bituminous, or hard coal, formed by continuing chemical and physical changes. Under the right conditions, continuing organic maturity can result in anthracite, a hard black rock with a high carbon and energy content and a low level of moisture. According to the World Coal Institute, sub-bituminous and bituminous coal comprise approximately 82% of the global coal reserves.

Coal Mining Methods

The geological characteristics of coal reserves largely determine the coal mining method employed. There are two primary methods of mining coal: surface mining and underground mining. The Carlisle mine is an underground mine, and is operated using room-and-pillar mining.
Room-and-pillar mining is effective for small blocks of thin coal seams. In room-and-pillar mining, we cut a network of rooms into the coal seam, leaving a series of pillars of coal to support the roof of the mine. We use continuous mining equipment to cut the coal from the mining face and shuttle cars to transport the coal to a conveyor belt for further transportation to the surface. The pillars generated as part of this mining method can constitute up to 50% of the total coal in a seam.

Coal Preparation

Coal extracted from Carlisle contains impurities, such as rock and dirt, and comes in a variety of different-sized fragments. We use a coal preparation plant located near the mine or connected to the mine by a conveyor. These coal preparation plants allow us to treat the coal we extract from those mines to ensure a consistent quality and to enhance its suitability for particular end-users.

Transportation

We ship our coal FOB the mine. The electric utilities are currently using trucks to transport the coal. Rail and trucks will be used in the future.

Sales, Marketing and Customers

Coal prices are influenced by a number of factors and vary dramatically by region. As a result of these regional characteristics, prices of coal by product type within a given major coal producing region tend to be relatively consistent with each other. The price of coal within a region is influenced by market conditions, mine operating costs, coal quality, transportation costs involved in moving coal from the mine to the point of use and the costs of alternative fuels. In addition to supply and demand factors, the price of coal at the mine is influenced by geologic characteristics such as seam thickness, overburden ratios and depth of underground reserves.

In addition to the cost of mine operations, the price of coal is also a function of quality characteristics such as heat value, sulfur, ash and moisture content. Higher carbon and lower ash content generally result in higher prices, and higher sulfur and higher ash content generally result in lower prices.

Competition

The coal industry is intensely competitive. The most important factors on which we compete are coal quality, transportation costs from the mine to the customer and the reliability of supply. Our principal domestic competitor is Peabody Energy Corp. All of our competitors are larger than us, have greater financial resources, and have larger reserve bases than we do. We are probably one of the smallest public coal companies in the United States.

Additionally, coal competes with other fuels, such as nuclear energy, natural gas, hydropower, and petroleum for steam and electrical power generation. Costs and other factors, such as safety and environmental considerations, relating to these alternative fuels affect the overall demand for coal as a fuel.

Environmental Matters

Our operations, like operations of other coal companies, are subject to regulation, primarily by federal and state authorities, on matters such as the discharge of materials into the environment; employee health and safety; mine permits and other licensing requirements; reclamation and restoration activities involving our mining properties; management of materials generated by mining operations; surface subsidence from underground mining; water pollution; air quality standards; protection of wetlands; endangered plant and wildlife protection; limitations on land use; storage of petroleum products; and substances that are regarded as hazardous under applicable laws including electrical equipment containing polychlorinated biphenyls, which we refer to as PCBs.

Additionally, the electric generation industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for our coal. The possibility exists that new legislation or regulations may be adopted or that the enforcement of existing laws could become more stringent, either of which may have a significant impact on our mining operations or our customers’ ability to use coal and may require us or our customers to significantly change operations or to incur substantial costs.

While it is not possible to quantify the expenditures we incur to maintain compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. Federal and state mining laws and regulations require us to obtain surety bonds to guarantee performance or payment of certain long-term obligations, including mine closure and reclamation costs, federal and state workers’ compensation benefits, coal leases and other miscellaneous obligations. Compliance with these laws has substantially increased the cost of coal mining for all domestic coal producers.

Carlisle is a new mine and will be operated in compliance with all local, state, and federal regulations. Since Carlisle is new, the Company has no old mine properties to reclaim, other than the Howesville mine, which also was a new mine and operated for only eight months before it was closed.

Oil and Gas

With regards to our oil and gas business:

1.        On December 31, 2005, we acquired a 32% interest in Savoy Energy LLP, a private company engaged in the oil and gas business primarily in the State of Michigan.  A value of $6.1 million was assigned for this investment. We account for our interest in Savoy using the equity method of accounting.

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

During 2006, the cost to comply with these recurring environmental regulations were not significant to our continuing operations and are not expected to be in the foreseeable future.

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

Other than the coal employees, in Denver we have four full-time employees and two part-time employees.  When needed we also engage consulting petroleum engineers, environmental professionals, geologists, geophysicists, landmen, accountants and attorneys on a fee basis.

Our office is located at 1660 Lincoln Street, Suite 2700, Denver, Colorado 80264, phone 303.839.5504, fax 303.832.3013.  Sunrise Coal, LLC is located at 6641 S. St. Rd. 46, Terre Haute, IN 47802, phone 812.894.3480, fax 812.894.3665. Terre Haute is approximately 70 miles west of Indianapolis. We have no website.

ITEM 2.    DESCRIPTION OF PROPERTY

Coal Operations

The current project area is located near the town of Carlisle in Sullivan County, Indiana. The Carlisle mine is an underground mine which became operational in January 2007; during 2006 the mine was under development. The coal is accessed with a slope to a depth of 340'. The coal is mined in the Indiana Coal V seam which is high volatile B bituminous coal.

Current mine plans indicates 11,000 acres of mineable coal greater than 4' thickness in the project area. Of the 11,000 acres, 8,000 are currently under lease to Sunrise Coal, LLC. The Indiana V seam has been extensively mined by underground and surface methods in the general area and is the most economically significant coal in Indiana.

Findings are based on generally accepted engineering principles and professional experience in the mining industry. All judgments are based on the facts that are available at this time.

Sunrise Coal, LLC currently has approximately 3,575 acres under an approved Indiana permit.

Coal Reserve Estimates

The Mine Reserve estimate for the 8,000 leased acres was made utilizing Carlson mining 2007 (software developed by Carlson Software). To convert volumes of coal to an in-place tonnage, a weight of 80 pounds/cubic foot was used. To convert to product tonnage, a 55% mine recovery and an average of 79% washed recovery (coal only recovery, no out-of- seam dilution included) were used.

Example: In-place tonnage x 55% x 79% = product tonnage.

Standards set forth by the United States Geological Survey were used to place areas of the mine reserves into the Proven (measured) and Probable (indicated) categories. Under these standards, coal within 1,320' of a data point is considered to be Proven, and coal within 1,320' to 3,960' is placed in the Probable category. All reserves are stated as a final salable product.

ADDITIONAL DISCLOSURES

1.
The Carlisle mine currently has road frontage on State Highway 58, and is adjacent to the CSX railroad. Design plans are being completed for a 100 car loop facility, and construction is planned to be completed in 2007. Currently, coal is being trucked from the Carlisle mine.

2.
Currently only the Indiana V seam is planned to be mined, and all of the controlled tonnage is leased to Sunrise Coal. Most leases have unlimited terms once mining has begun, and yearly payments or earned royalties are kept current. Mineable coal thickness used is greater than four feet. The current Carlisle mine plan is broken into four areas - North Main - South Main - West Main - 2 South Main. Approximately 73% of the total mine plan is currently under lease ("controlled"). It is believed that all additional property that would be required to access all lease areas can be obtained but, if some properties cannot be leased, some modification of the current mine plan would be required. All coal should be mined within the terms of the leases. Leasing programs are continuing by Sunrise Coal staff.

3.	Mine construction began in 2006 and the first coal sales were in February 2007.

4.
The Carslisle mine has a dual use slope for the main coal conveyor, the moving of supplies and personnel without a hoist. There are two 8' diameter shafts at the base of the slope for mine ventilation. The slope is 18' wide with concrete and steel arch construction. All underground mining equipment is powered with electricity and underground compliant diesel.

5.
Current production capabilities are 1,200,000 tons per year. Additional equipment is planned to increase production to 2 million tons per year by 2009. Total reserves in the current mine plan (both controlled and uncontrolled) indicates approximately 22 years production at 2 million tons per year. The mine plan is a basic room and pillar mine using a synchronized continuous miner section with no retreat mining. Plans are for 60'x80' pillars with 18' entries for our mains, and 60'x60' pillars with 20' entries in the rooms.

6.	The Carslisle mine has been in production since January 2007. The North main is currently being developed toward the first panel.

7.	Quality specifications for saleable product are 13-16% moisture; 10,900-11,400 BTU; 8-10% ash; and 5-6.5 LB SO2.

8.
The Carlisle mine has a 400 tons/hour raw feed wash plant that was moved from our Howesville mine, which was closed in June 2006, and reconstructed at the Carlisle mine. The wash plant is modular in construction and was designed and constructed on site so that capacity could be doubled if sales dictate.

9.	Mine dilution is assumed to be from 6% to 10% depending on seam height.

10.	Proven (measured) reserves are 17.4 million tons and probable (indicated) reserves are 14.5 million tons.

Oil and Gas Operations

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

Savoy's oil and gas properties are located primarily in the State of Michigan.  Savoy's condensed financial statements are presented in Note 7 to our financial statements and Savoy's condensed oil and gas reserve information is presented in Note 8 to our financial statements.

Proved Oil and Gas Reserves

Information concerning our reserve estimates is set forth in Note 8 to the consolidated financial statements.  Our reserve estimates were prepared by Edwin James, a sole-proprietor consulting petroleum engineer. Savoy's reserve estimates were prepared by Netherland, Sewell & Associates and Mr. James.  All of our and Savoy's reserves are located onshore.

Sales and Price Data

See Item 6 - MD&A

Producing Wells

As of April 16, 2007, we had a working interest in 32 gross (3 net) gas wells.

Leasehold Interests

The following table sets forth our gross and net acres of undeveloped oil and gas leases as of April 2, 2007:

	Gross	Net

Kentucky	82,141	15,053
Montana	54,070	44,512
North Dakota	720	120
Wyoming	42,404	33,747
Other	238	169
Total	179,573	93,601

Drilling Activity - Continuing Operations

During 2005, we drilled two development gas wells, the Horton 1C and the Horton 1D, located in the San Juan Basin.  We have about a 6% WI in each well.

There was no drilling activity during 2006 and there has been no drilling activity since the beginning of 2007.

ITEM 3.    LEGAL PROCEEDINGS:  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol “HPCO”.  The following table sets forth the high and low sales price for the periods indicated:

	High	Low
2007
(January 1 through April 16, 2007)	$3.00	$2.25

2006
First quarter	4.10	3.10
Second quarter	5.00	3.90
Third quarter	4.25	3.25
Fourth quarter	3.45	3.00

2005
First quarter	2.15	2.10
Second quarter	3.40	1.75
Third quarter	8.00	2.06
Fourth quarter	3.99	2.00

During the last two years no dividends were paid.  We have no present intention to pay any dividends in the foreseeable future.

At April 2, 2007 there were 387 holders of record of our common stock and the last recorded sales price was $2.50.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Our consolidated financial statements should be read in conjunction with this discussion.  Our primary operating property is the Carlisle coal mine located in western Indiana of which we own a 60% interest. We also have oil and gas reserves in the San Juan Basin, located in the northwest corner of New Mexico, and we have a 32% equity interest in Savoy Energy, LLC, an oil and gas company which has operations in Michigan.

Our coal properties comprise over 70% of our total assets. The Carlisle mine was in the development stage through January 31, 2007. Commercial coal production began February 5, 2007.

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

During the first quarter of 2006, we loaned Sunrise $7 million in order for Sunrise to begin development of their second coal mine (the "Carlisle mine").  Their first mine, Howesville, began producing coal in November 2005. Both mines are located in western Indiana. During the second quarter of 2006, Sunrise entered into a $30 million line-of- credit with two Indiana banks, and our $7 million was repaid. We are the guarantor of this line of credit.

May 1, 2006, Sunrise informed us that they intend to shut down the Howesville mine effective June 10, 2006.

Due to the shut down of the Howesville mine, all of our previous agreements with Sunrise were voided, and on July 31, 2006, we entered into a joint venture with Sunrise to develop the Carlisle mine. Sunrise contributed all of their assets for a 40% interest and we agreed to a $20.5 million funding commitment and guaranteed the line of credit for a 60% interest. We expect the full $20.5 million to be expended by the first half of 2007. Through approximately 88% of the JVs cash flow we are to receive $20.5 million plus interest at 10%. Thereafter, cash flow will be distributed 60% to us and 40% to the original Sunrise members. On July 31, 2006 (date of acquisition), we began consolidating the Sunrise joint venture. Because, at the date of acquisition, the original Sunrise members had not contributed capital in excess of accumulated losses (resulting primarily from the Howesville mine closure), we have reflected Sunrise’s entire losses for the period since the acquisition. When Sunrise’s accumulated earnings exceed its prior losses, we will reflect the original members’ minority interest in the results of operations.

The equipment, valued at about $10 million, that was being used at the Howesville mine was moved to the Carlisle mine. At the time we filed our September 30, 2006 Form 10-QSB, Sunrise had reached a preliminary agreement with the utility customer regarding the cancellation of the Howesville coal contract. Based on the preliminary agreement, we recorded a liability of approximately $4 million. To date terms for a settlement agreement have not been reached and a settlement agreement has not been executed.

What follows is a discussion of our oil and gas assets.

San Juan Basin

This gas field is located in the northwest corner of New Mexico in San Juan County.  We have an interest in 28 wells and are the operator. These wells have long-lived reserves. Our WI in this field ranges from 5%-15% with NRIs between 5%-13%.  At December 31, 2006, our net book value in this prospect was about $600,000.  We assigned proved developed gas reserves to this field of about 1 BCF to our interest with a PV10 value of about $2.3 million.

New Albany Shale Gas Lease Play

In early May, we sold for about $3.3 million all of our interest in our Albany Shale Gas Lease Play, located in Kentucky, to Approach Oil and Gas Inc. (Approach), a private company based in Fort Worth, Texas. Approach is controlled by the Yorktown group of companies. We recognized a gain of about $360,000.

Under our agreement with Approach, sixty days after three exploratory gas wells are drilled, we have the option to purchase a 1/3 working interest in the project by paying 1/3 of the land costs expended by Approach. We are carried on the drilling of the three wells. Drilling began in December 2006. Our 1/3 of the land costs would be about $1.4 million.

In mid-October, we sold one-half of our rights under this option for $500,000 to an unaffiliated third party. If we jointly elect to exercise the option, the third party will owe us an additional $500,000. We would then owe one-half of our share of the land costs which would be about $700,000 (one-half of the $1.4 million discussed above). Our net ownership in the project would then be 1/6th.

For accounting purposes we deferred the $500,000 gain as of December 31, 2006 pending the decision to exercise the option. In April 2007, we jointly exercised the option. We will be responsible for our share of completion costs of the three wells and any future drilling and development costs.

COALition Energy LLC (CELLC)

During the fourth quarter of 2006, we relinquished our interest in CELLC, and CELLC relinquished its interest in the Sunrise joint venture and any finder's fee due them. In addition, we wrote off our entire investment.

Liquidity and Capital Resources

Upon completion of our $20.5 million commitment to Sunrise estimated to be completed during the first half of 2007 and our commitments for the Kentucky prospect, we expect to have about $1.6 million cash. We may be required to raise additional capital to fund future cash calls for mine development and expansion. There can be no assurances that we will be able to raise additional capital on terms which would be acceptable to us.

As discussed above, we have entered into significant related party transactions with the Yorktown group of companies.  Yorktown and its affiliates currently own about 54% of our common stock and represents one of the five seats on our board.

Results Of Continuing Operations

The table below provides sales data and average prices for the period.

	2006			2005
	Sales Volume	Average Price	Revenue	Sales Volume	Average Price	Revenue

Gas-mcf
San Juan	63,700	$9.82	$625,500	62,515	$10.81	$675,800
Other	30,920	7.16	221,400	41,000	8.20	336,200

Oil-barrels
San Juan	72	59.17	4,260	110	49.09	5,400
Other	1,315	61.98	81,500	1,565	54.31	85,000

Revenue decreased due to lower prices. San Juan natural gas is sold at an index price that is set at the first of every month and remains in effect for the entire month. Our San Juan April 2007 price is about $6.26 per MCF.

LOE remained about the same comparing 2006 to 2005.

Interest income increased due to higher rates and more cash available for investment. In the future interest income will decrease due to the Sunrise funding and a reduction of our cash balances.

G&A increased by about $900,000 due primarily to stock option expense of $460,000, employee bonuses and higher salaries of $220,000, higher accounting fees of $70,000, increased travel of $17,000, higher franchise taxes in New Mexico of $25,000, and late fees to Minerals Management Services for properties held 20 years ago of $20,000. The increase in accounting fees relate primarily to the Sunrise transaction.

Sunrise's G&A relates to coal operations which were in the start up phase during 2006.

Interest expense relates solely to the debt connected with the Sunrise acquisition.

The income tax benefit of $118,000 primarily is a result of reflecting the 2005 current tax provision in excess of taxes paid.

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

Equity Method of Accounting for Investment

We account for our interest in Savoy using the equity method of accounting.

Asset retirement obligations

At the time they are incurred, legal obligations associated with the retirement of long-lived assets are reflected at their estimated fair value, with a corresponding charge to asset retirement obligation assets. Obligations are typically incurred when we commence development of underground mines, and include reclamation of support facilities, refuse areas and slurry ponds.

Obligations are reflected at the present value of their discounted cash flows. We reflect accretion of the obligations for the period from the date they are incurred through the date they are extinguished. The asset retirement obligation assets are amortized using the units-of-production method over estimated recoverable (proved and probable) reserves.

Our asset retirement obligations (ARO) arise from the federal Surface Mining Control and Reclamation Act of 1977 (SMCRA) and similar state statutes. SMCRA and states require that mines be reclaimed to their previous condition in accordance with specific standards and approved reclamation plans, as outlined in mining permits. Activities include reclamation of pit and support acreage at surface mines, sealing portals at underground mines, and reclamation of refuse areas and slurry ponds.

We assess our ARO at least annually, and reflect revisions for permit changes, as granted by state authorities, for revisions to the estimated reclamation costs, and for revisions to the timing of those costs.

Income Taxes

We provide for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in our financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. Additionally, our federal and state income tax returns are generally not filed before the consolidated financial statements are prepared, therefore we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits, and net operating and capital loss carryforwards and carrybacks. Adjustments related to differences between the estimates we used and actual amounts we reported are recorded in the period in which we file our income tax returns. These adjustments and changes in our estimates of asset recovery could have an impact on our results of operations.

New Accounting Pronouncements

None of the FASB pronouncements issued during the last two years had, or will have, any material effect on us.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hallador Petroleum Company
Denver, Colorado

We have audited the consolidated balance sheet of Hallador Petroleum Company and Subsidiaries as of December 31, 2006 and the consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Hallador Petroleum Company and Subsidiaries, as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company has changed its accounting method for stock-based compensation by adopting SFAS No. 123 (R) "Share-Based Payment" effective January 1, 2006.

/s/ Ehrhardt Keefe Steiner & Hottman PC

April 16, 2007
Denver, Colorado

 Consolidated Balance Sheet
December 31, 2006
(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$7,206
Accounts receivable-
Oil and gas sales	945
Well operations	159
Income taxes	350
Other	59
Prepaid expenses	63
Total current assets	8,782

Coal properties, at cost:	46,046
Less - accumulated depreciation, depletion, and amortization	(413)
45,633
Oil and gas properties, at cost (successful efforts):
Unproved properties	295
Proved properties	2,413
Less - accumulated depreciation, depletion, amortization and impairment	(1,828)
880
Other assets:
Investment in Savoy	6,049
Advance royalties - coal	183
Other assets	296
Total other assets	6,528
Total assets	$61,823

Consolidated Balance Sheet
December 31, 2006
(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,718
Accounts payable and accrued liabilities	2,044
Oil and gas sales payable	973
Deferred gain	500
Asset retirement obligations	286
Current portion of contract termination obligation	92
Total current liabilities	5,613
Long-term liabilities:
Long-term debt	23,500
Asset retirement obligations	626
Long-term portion of contract termination obligation	3,905
Total long-term liabilities	28,031
Total liabilities	33,644

Commitments and Contingencies (Note 5)

Stockholders' equity :
Preferred stock, $.10 par value; 10,000,000 shares authorized; none issued
Common stock, $ .01 par value; 100,000,000 shares authorized, 12,168,135 shares issued	121
Additional paid-in capital	31,623
Accumulated deficit	(3,565)
Total stockholders' equity	28,179
Total liabilities and stockholders' equity	$61,823

See accompanying notes.

Consolidated Statement of Operations
(in thousands, except per share data)

	Years ended December 31,
	2006	2005
Revenue:
Gas	$847	$1,012
Oil	86	90
Equity income - Savoy	353
Interest	804	544
Prospect sale	378	-
	2,468	1,646
Costs and expenses:
Lease operating	242	227
Impairment of unproved properties	-	183
Exploration expenses	107	57
Depreciation, depletion and amortization	56	43
G&A	1,497	612
G&A - coal operations	438
Aborted reorganization/merger costs	137
Interest	695
Equity loss-CELLC	223	103
Other	15	114
	3,410	1,339
Income (loss) before income taxes	(942)	307
Income tax-(expense) benefit	118	(145)
Net income (loss)	$(824)	$162

Net income (loss) per share, basic	$(.07)	$.02
Weighted average shares outstanding - basic	11,715	7,155

See accompanying notes.

Consolidated Statement of Cash Flows
(in thousands)

	Years ended December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(824)	$162
Equity loss of CELLC	223	103
Equity income of Savoy	(353)
Gain on prospect sale	(378)
Depreciation, depletion, and amortization	56	43
Accretion of asset retirement obligations	15
Accretion of contract termination obligation	32
Settlement of asset retirement obligations	(329)
Stock-based compensation	460
Discontinued operations		(407)
Minority interest		66
Impairment of undeveloped properties		183
Change in current assets and liabilities:
Accounts receivable	985	(1,197)
Prepaid expenses	(63)
Advance royalties	(41)
Accounts payable and accrued liabilities	(1,301)	1,235
Income taxes payable	(558)	(92)
Other	(22)	10
Net cash provided by (used for) operating activities	(2,098)	106
Cash flows from investing activities:
Capital expenditures for coal properties	(10,215)
Capital expenditures for oil and gas properties	(432)	(4,696)
Proceeds from property sale (Cuyama)		3,538
Proceeds from prospect sale	3,423	1,616
Proceeds from option - deferred gain	500
Investment in COALition		(326)
Investment in Savoy	(22)	(4,205)
Distribution from Savoy	518
Investment in Sunrise, net of acquired cash of $1,892	(5,895)
Acquisition of Hallador Petroleum, LLP minority interest		(1,200)
Decrease in bonds		252
Other assets	(14)	(35)
Net cash used for investing activities	(12,137)	(5,056)

See accompanying notes.

Consolidated Statement of Cash Flows
(in thousands)
(continued)

	Years ended December 31,
	2006	2005

Cash flows from financing activities:
Proceeds from bank debt	2,180
Distributions to limited partners of Hallador Petroleum, LLP		(6,881)
Common stock sale to Yorktown Energy VI. L.P.	7,000	4,165
Net cash provided by (used for) financing activities	9,180	(2,716)
Net decrease in cash and cash equivalents	(5,055)	(7,666)
Cash and cash equivalents, beginning of year	12,261	19,927
Cash and cash equivalents, end of year	$7,206	$12,261

Cash paid for interest (net of amount capitalized)	$695
Cash paid for income taxes	$439	$225

  See accompanying notes.

Statement of Stockholders' Equity
(In thousands)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total

Balance December 31, 2004	$71	$18,061	$(4,625)	$13,507

Stock sale to Yorktown (a related party) (1,893,169 shares)	19	6,133		6,152

Retirement of Hallador Petroleum, LLP minority interest			1,722	1,722

Net income	--	--	162	162

Balance December 31, 2005	90	24,194	(2,741)	21,543

Stock sale to Yorktown (a related party) (3,181,816 shares)	31	6,969		7,000

Stock-based compensation		460		460

Net loss	--	--	(824)	(824)

Balance December 31, 2006	$121	$31,623	$(3,565)	$28,179

See accompanying notes.

Notes to Consolidated Financial Statements

(1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of Hallador Petroleum Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  We are engaged in the production of coal from a shallow underground mine located in western Indiana, and to a lesser extent, in the exploration, development, and production of oil and natural gas in the Rocky Mountain region.  Segment disclosures are reflected on the face of the consolidated financial statements.  We also own a 32% equity interest in Savoy Energy, LLC, a private oil and gas company which has operations in Michigan.

As discussed in Item 6. (MD&A), we have entered into significant related party transactions with the Yorktown group of companies.  Yorktown and its affiliates currently own about 54% of our common stock and represents one of the five seats on our board.

We have concluded to deemphasize our oil and gas operations and concentrate our future efforts in the coal business.

Reclassification

Certain amounts in the 2005 Statement of Operations have been reclassified to conform with the classifications in the current year's statement with no effect on previously-reported net income.

Coal Properties

Consolidation

The consolidated financial statements include the accounts of Hallador Petroleum Company (the Company) and its majority-owned subsidiary Sunrise Coal, LLC (Sunrise).

Inventories

Coal and supplies inventories are valued at the lower of average cost or market. Coal inventory costs include labor, supplies, equipment costs and overhead. We have no coal production and related inventories as of and for the year ended December 31, 2006. Our first coal sales commenced in February 2007.

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

For the period from July 31, 2006 (date of Sunrise acquisition) through December 31, 2006, we capitalized $403,000 of interest.

Deferred mine development

Costs of developing new coal mines, including asset retirement obligation assets, or significantly expanding the capacity of existing mines, are capitalized and amortized using the units-of-production method over estimated recoverable (proved and probable) reserves.

Coal land and mineral rights

Certain of our coal reserves were obtained through leases. The cost of those leases is capitalized and will be depleted using the units-of-production method over estimated recoverable (proved and probable) reserves.

Asset retirement obligations

At the time they are incurred, legal obligations associated with the retirement of long-lived assets are reflected at their estimated fair value, with a corresponding charge to asset retirement obligation assets. Obligations are typically incurred when we commence development of underground mines, and include reclamation of support facilities, refuse areas and slurry ponds.

Obligations are reflected at the present value of their discounted cash flows. We reflect accretion of the obligations for the period from the date they are incurred through the date they are extinguished. The asset retirement obligation assets are amortized using the units-of-production method over estimated recoverable (proved and probable) reserves.

Our asset retirement obligations (ARO) arise from the federal Surface Mining Control and Reclamation Act of 1977 (SMCRA) and similar state statutes. SMCRA and states require that mines be reclaimed to their previous condition in accordance with specific standards and approved reclamation plans, as outlined in mining permits. Activities include reclamation of pit and support acreage at surface mines, sealing portals at underground mines, and reclamation of refuse areas and slurry ponds.

We assess our ARO at least annually, and reflect revisions for permit changes, as granted by state authorities, for revisions to the estimated reclamation costs, and for revisions to the timing of those costs.

The following table reflects the changes to our ARO:

Balance, January 1, 2006	$10
Additions incurred in connection with Sunrise acquisition	1,204
Accretion	15
Settlements	(329)
Revisions to previous estimates	12
Balance, December 31, 2006	$912

Current	$286
Long-term	626
$912

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

Our ARO for our oil and gas properties are not material.

The carrying value of each field is assessed for impairment on a quarterly basis.  If estimated future undiscounted net revenues are less than the recorded amounts, an impairment charge is recorded based on the estimated fair value of the field.

Major Customers

During 2006 and 2005, the San Juan Basin’s gas and NGL production was purchased by Coral Energy Resources, LP and Williams Energy Services.

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

Earnings per Share

We follow the provisions of SFAS 128, Earnings Per Share.  Basic earnings per share are computed based on the weighted average number of common shares outstanding.  Diluted earnings per share are computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding stock options.  Diluted earnings per share for the year ended December 31, 2006 excludes 750,000 shares issuable for outstanding stock options as their effect was antidilutive.

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

Long-term Contract

The Carlisle mine, our primary asset, was under development during 2006 and first sales occurred in February 2007. A large portion of our current production capacity is contracted with a public utility for several years. The coal is contracted at market prices that were in effect July 1, 2005. We are talking to other coal purchasers about additional contracts, and if coal prices continue to rise, we believe coal production could peak at about 3 million tons per year in five or six years. Recoverable reserves that are presently leased are about 32 million tons.

Transportation

Currently, we depend on truck transportation to deliver coal to our customers. During 2007, we will use both truck and rail transportation. Disruption of these services due to weather, mechanical issues, strikes, lockouts, bottlenecks and other events may have a temporary adverse impact on shipments and, consequently, to coal sales.

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore have not restated prior periods' results. Future amortization of transitional stock based compensation expense is a follows: $460,000 (2007) and $115,000 (2008).

We estimated the fair value of the option grant using the Black-Scholes option-pricing model, using the following assumptions: (i) risk free interest rate of 4.24%; (ii) expected life of 10 years; (iii) expected volatility of 120%; and (iv) expected default rate of 5%, and (v) no dividend yield. The average fair value of options granted during 2005 was $2.15. At December 31, 2006, our 750,000 outstanding stock options had a remaining contractual maturity of nine years and an aggregate intrinsic value of about $563,000.  At December 31, 2006, 250,000 stock options were vested and exercisable with an aggregate intrinsic value of approximately $188,000.  Pro forma loss for the year ended December 31, 2005 would have been $183,000 or $(0.03) per share.

The total compensation expense related to this plan was $460,000 for the year ended December 31, 2006. The impact on earnings per share for the year ended December 31, 2006 was $(.04) per share.

No options were granted during 2006.

New Accounting Pronouncements

None of the FASB pronouncements issued during the last two years had, or will have, any material effect on us.

(2)     NEW ALBANY SHALE GAS LEASE PLAY

In early May, we sold for about $3.3 million all of our interest in our Albany Shale Gas Lease Play, located in Kentucky, to Approach Oil and Gas Inc. (Approach), a private company based in Fort Worth, Texas. Approach is controlled by the Yorktown group of companies. We recognized a gain of about $360,000.

Under our agreement with Approach, sixty days after three exploratory gas wells are drilled, we have the option to purchase a 1/3 working interest in the project by paying 1/3 of the land costs expended by Approach. We are carried on the drilling of the three wells. Drilling began in December 2006. Our 1/3 of the land costs would be about $1.4 million.

In mid-October, we sold one-half of our rights under this option for $500,000 to an unaffiliated third party. If we jointly elect to exercise the option, the third party will owe us an additional $500,000. We would then owe one-half of our share of the land costs which would be about $700,000 (one-half of the $1.4 million discussed above). Our net ownership in the project would then be 1/6th.

For accounting purposes we deferred the $500,000 gain pending the decision to exercise the option. In April 2007, we jointly exercised the option. We will be responsible for our share of completion costs of the three wells and any future drilling and development costs.

(3)       INCOME TAXES (in thousands)

The (benefit) provision for income taxes is comprised of the following:

	2006	2005
Current :
Federal	$(116)	$415
State	(2)	189
	(118)	604
Deferred:
Federal		(297)
State		(162)
	-	(459)
	$(118)	$145

Our income tax is different than the expected amount computed using the applicable federal and state statutory income tax rates. The reasons for and effects of such differences are as follows:

	2006	2005

Expected amount	$(320)	$115
State income taxes, net of federal benefit	(31)	16
Permanent items	110
Change in valuation allowance and other	123	14
	$(118)	$145

The deferred tax assets and liabilities resulting from temporary differences between book and tax basis are comprised of the following:

2006
Current deferred tax assets:
Deferred gain from prospect sales	$187
Long -term deferred tax assets:
Federal net operating loss carryforwards	1,313
Alternative minimum tax credit carryforwards	70
Oil and gas properties	30
Stock-based compensation	61
Valuation allowance	(342)
Net long-term deferred tax assets	1,132
Long-term deferred tax liabilities:
Investment in Savoy	120
Investment in Sunrise Coal	1,199
Total long-term deferred liabilities	1,319
Long-term deferred liabilities in excess of long-term deferred assets	(187)
Net	$0

At December 31, 2006, we had federal net operating loss carryforwards of approximately $3.5 million. These NOLs will expire in 2026.

(4)       STOCK OPTIONS AND BONUS PLANS

Stock Option Plan

In April 2005, we granted 750,000 options at an exercise price of $2.25 based on a March 2005 private transaction between one of our shareholders and a third party.  These options vest at 1/3 per year for the next three years and expire in April 2015.  There are no more options available for issuance. During 2006 and 2005 no options were exercised and none were granted during 2006.

(5)       SUNRISE COAL ACQUISITION

As discussed in the first quarter Form 10-QSB, Sunrise informed us of their intention to shut down the Howesville mine, which they did. As a result, all of our previous agreements with Sunrise were voided.

On July 31, 2006 we entered into a joint venture with Sunrise. The original Sunrise members retained a 40% interest in the venture, and we agreed to contribute capital of $20.5 million for a 60% interest.

We expect the entire $20.5 million to be expended by the first half of 2007. Through approximately 88% of the JVs cash flow, we will receive $20.5 million plus interest at 10%. Thereafter, cash flow will be distributed 60% to us, and 40% to the original Sunrise members.

As a result of these developments, we have expensed about $137,000 in legal fees, which were previously deferred pending closing of the reorganization/merger with Sunrise.

On July 31, 2006 (date of acquisition), we began consolidating the Sunrise joint venture. Because, at the date of acquisition, the original Sunrise members had not contributed capital in excess of accumulated losses (resulting primarily from the Howesville mine closure), we have reflected Sunrise’s entire losses for the period since acquisition. When Sunrise’s accumulated earnings exceed its prior losses, we will reflect the original members’ minority interest in the results of operations.

The following table summarizes the costs and allocations of the above acquisition which are preliminary and subject to finalization:

Acquisition costs:
Cash consideration	$7,500
Direct acquisition costs	308
$7,808

Allocation of acquisition costs:
Current assets	$1,892
Coal properties	35,400
Other assets	192
Liabilities assumed	(29,676)
$7,808

Included in liabilities assumed is the estimated present value of the contract termination obligation with the utility who was to purchase the coal from the Howesville mine. The purchase price is subject to modification for certain items, including the contract termination obligation, and, consequently, may change.

Pro Forma Results of Operations (Unaudited)

The following table reflects the unaudited pro forma consolidated results of operations for the years ended December 31, 2006 and 2005 as though the Sunrise and Savoy acquisitions had occurred on January 1, 2005. The unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of future results.

	Year ended December 31,
	2006	2005

Revenue	$ 2,468	$3,057
Net loss	$(11,640)*	$(2,153)
Net loss per basic share	$(0.96)	$(0.18)
Weighted average basic shares outstanding	12,168	12,168

* Included in the net loss for 2006 is an impairment charge of approximately $5 million relating to the closing of the Howesville mine.

(6)       NOTES PAYABLE

On April 19, 2006, Sunrise entered into a new $30,000,000 facility with Old National Bank. The Line of Credit under the facility has a maturity of July 28, 2007. Thereafter, the Line of Credit balance converts to a Term Loan that has a maturity of July 28, 2012. The Line of Credit bears interest at LIBOR plus 3.55% (9.20% at December 31, 2006), and the Term Loan bears interest at 8.50%. Monthly interest-only payments are required through the term of the Line of Credit. Thereafter, the Term loan requires amortizing payments through maturity.

The loan is secured by all of Sunrise’s real and personal property, guaranteed by Sunrise and Hallador, and requires Sunrise to comply with certain covenants.

Sunrise also has two letters of credit related to the Howesville and Carlisle mines totaling $2,083,000 which reduce the available borrowings under the $30,000,000 credit facility.

Aggregate contractual maturities of debt are $1,718 in 2007, $4,379 in 2008, $4,766 in 2009, $5,187 in 2010, $5,646 in 2011; and $3,522 in 2012.

(7)       EQUITY INVESTMENT IN SAVOY

On December 31, 2005, we acquired a 32% interest in Savoy Energy LLP, a private company engaged in the oil and gas business primarily in the State of Michigan.  A value of $6.1 million was assigned for this investment. We account for our interest in Savoy using the equity method of accounting. We account for our interest in Savoy using the equity method of accounting.

Below (in thousands) are:   (i) a condensed balance sheet at December 31, 2006, and (ii) a condensed statement of operations for the year ended December 31, 2006.

                                            Condensed Balance Sheet

Current assets	$10,360
PP&E, net	10,702
$21,062

Total liabilities	$5,974
Partners capital	15,088
$21,062

                                   Condensed Statement Of Operations

Revenue	$6,775
Gain on sale	73
6,848

Expenses	(5,348)
Net income	$1,500

No equity income was recorded for 2005 as closing occurred on December 31, 2005.

The difference between the purchase price and our pro rata share of the equity of Savoy was amortized based on Savoy's units of production rate using proved reserves. Such amount was $127,000 for 2006.

(8)       RESERVE DATA (UNAUDITED)

Our reserve estimates for the years ended December 31, 2006 and 2005 were prepared by Edwin James, a sole-proprietor consulting petroleum engineer, based on data we supplied.  Savoy's reserve estimates were prepared by Netherland, Sewell & Associates.  Be cautious that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates.

Proved reserves are the estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

Analysis of Changes in Proved Developed Reserves * (in thousands)

	Oil	Gas
	(BBLs)	(MCF)
Balance at December 31, 2004	3	1,433
Revisions of previous estimates	(1)	(41)
Discoveries	-	112
Production	(2)	(104)
Balance at December 31, 2005(1)	0	1,400
Revisions of previous estimates	-	(182)
Production	-	(128)
Balance at December 31, 2006	0	1,090

*We have no significant proved undeveloped reserves.

Equity interest (32%) in Savoy's Reserves:
Proved developed	43	572
Proved undeveloped	39	527

---------------------------
(1) Our oil reserves are not material.

The following table (in thousands) sets forth a standardized measure of the discounted future net cash flows attributable to our proved developed reserves (hereinafter referred to as "SMOG"). Future cash inflows were computed using December 31, 2006 and 2005 gas prices of $7.53 and $8.69, respectively.  Future production costs represent the estimated future expenditures to be incurred in producing the reserves, assuming continuation of economic conditions existing at year-end.  Discounting the annual net cash inflows at 10% illustrates the impact of timing on these future cash inflows.

	2006	2005

Future gas revenue	$8,400	$12,350
Future cash outflows - production and abandonment costs	(3,300)	(3,600)
Future income taxes	(2,000)	(3,500)
Future net cash flows	3,100	5,250
10% discount factor	(1,600)	(2,450)
SMOG	$1,500	$2,800

Equity interest (32%) in Savoy (About 50% relates to proved undeveloped reserves)	$3,600	$4,400

The following table (in thousands) summarizes the principal factors comprising the changes in SMOG:

	2006	2005

SMOG, beginning of year	$2,800	$1,800
Sales of oil and gas, net of production costs	(700)	(875)
Net changes in prices and production costs	(1,230)	2,160
Revisions	(400)	(165)
Discoveries		450
Change in income taxes	750	(750)
Accretion of discount	280	180
SMOG, end of year	$1,500	$2,800

ITEM 8.       ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO, who is also our CFO, concluded that our disclosure controls and procedures are effective for the purposes discussed above. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

CORTLANDT S. DIETLER, 85, has been one of our directors since November 1995.  From April 1995 to October 1999 he was CEO of TransMontaigne Inc. and was Chairman of the Board from October 1999 until its sale to Morgan Stanley in September 2006.  He also serves as a director of Forest Oil Corporation, Cimarex Energy Company, Nytis Exploration Company and Ellora Energy Inc.

DAVID HARDIE, 56 is the Chairman of the Board and has served as a director since July 1989.  He is the President of Hallador Investment Advisors Inc., which manages Hallador Equity Fund, Hallador Fixed Income Fund, Hallador Alternative Assets Fund and Hallador Balance Fund; he also is a General Partner of Hallador Venture Partners LLC, the General Partner of Hallador Venture Fund II & III.  Mr. Hardie is and serves as a director and partner of other private entities that are owned by members of his family and is also a director of Sunrise Coal, LLC. Mr. Hardie is a graduate of California Polytechnic University, San Luis Obispo and Harvard Business School, OPM.

STEVEN HARDIE, 53 has been a director since 1994.  He and David Hardie are brothers.  For the last 23 years he has been an investor in common stock and private equity.  He is the Vice-President of Hallador Investment Advisors, which manages Hallador Equity Fund, Hallador Fixed Income Fund, Hallador Alternative Assets Fund and Hallador Balance Fund. He also serves as a director and partner of other private entities that are owned by members of his family.

BRYAN H. LAWRENCE, 63, has been one of our directors since November 1995.  He is a founder and senior manager of Yorktown Partners LLC which manages investment partnerships formerly affiliated with Dillon, Read & Co. Inc., an investment-banking firm (Dillon Read).  He had been employed with Dillon, Read since 1966, serving most recently as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997.  He also serves as a Director of TransMontaigne, Inc., Crosstex Energy, Inc. and Crosstex Energy, L.P. (each a United States public company), Winstar Resources Ltd. (a Canadian Public Company) and certain non-public companies in the energy industry in which Yorktown partnership holds equity interests, one of which is Sunrise Coal, LLC. Mr. Lawrence is a graduate of Hamilton College and has a MBA from Columbia University.

VICTOR P. STABIO, 59 is our President, CEO, CFO and a director.  He joined us in March 1991 as our President and CEO and has been active in the oil and gas business for the past 31 years. Mr. Stabio is a director of Sunrise Coal, LLC.

BRENT K. BILSLAND, 33, has been President and a director of Sunrise Coal, LLC since July 31, 2006 and has been a member in Sunrise since 2005.   Previously, Mr. Bilsland was Vice President of Knapper Corporation, a family owned farming business from 1998 to 2004. Mr. Bilsland is a graduate of Butler University located in Indianapolis, Indiana. Mr. Bilsland is a 4% owner of Sunrise Coal, LLC and is not a shareholder of Hallador Petroleum Company.

We do not pay our directors or reimburse expenses incurred by them while sitting on our board.

Our Code of Ethics is filed as Exhibit 14 to this Form 10-KSB.

 ITEM 10.        EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
(a)	(b)	(c )	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Victor P. Stabio, CEO	2006	$140,000	$50,000	$0	$245,000	$0	$0	$0	$435,000

In April 2005, we granted 750,000 options at an exercise price of $2.25 per share to our employees of which 400,000 were issued to Mr. Stabio.  No options were exercised during 2006 and 2005. At December 31, 2006, Mr. Stabio's in-the-money value of his options was about $300,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Exercise Date	Number of Shares of Units of Stock That Have not Vested	Market Value of Shares of Units of Stock That Have not Vested	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
(a)	(b)	(c )	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Victor P. Stabio, CEO	266,666	133,334	$2.25

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	750,000	$2.25	0
Equity compensation plans not approved by security holders	0	0	0

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table is as of April 16, 2007.

Name	No. Shares (1)	% of Class (1)

David Hardie and Steven Hardie as Nominee for Hardie Family Members (2)	3,550,370	29

Victor P. Stabio(6)	341,603	3

Cortlandt S. Dietler (3)	100,000	1

Bryan H. Lawrence (4)	6,607,166	54

Lubar & Associates (5)	686,566	6

All directors and executive officer as a group	10,332,473	85

(1)	Based on total outstanding shares of 12,168,135. Beneficial ownership of certain shares has been, or is being, specifically disclaimed by certain directors in ownership reports filed with the SEC.

(2)	The Hardie family business address is 3000 S Street, Suite 200, Sacramento, California, 95816.

(3)	Mr. Dietler’s address is P. O. Box 5660, Denver, Colorado 80217. All shares are held by Pinnacle Engine Company LLC, wholly owned by Mr. Dietler.

(4)	Mr. Lawrence’s address is 410 Park Avenue, 19th Floor, New York, NY 10022. Mr. Lawrence owns 50,000 shares directly, and the remainder is held by Yorktown Energy Partners VI, L.P., an affiliate.

(5)	Lubar & Associates address is 700 North Water Street, Suite 1200, Milwaukee, WI 53202.

(6)	Includes 266,666 options exercisable within sixty days of April 16, 2007.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

.
Our Audit Committee consists of all board members other than Mr. Stabio. Our Compensation Committee consists of Messrs. David and Steven Hardie and Mr. Lawrence. We have no nominating committee. None of our committees have charters.

We do not have an audit committee financial expert serving on our audit committee.  We believe that the additional costs to recruit a financial expert exceed the benefits, if any.

We had one board meetings and four audit committee meetings during 2006 and all members attended at least 75% of the meetings.

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

10.2	Hallador Petroleum Company 1993 Stock Option Plan *(5)
10.3	First Amendment to the 1993 Stock Option Plan *(5)
10.4	Stock Purchase Agreement with Yorktown dated November 15, 1995 (6)
10.5	Hallador Petroleum, LLP Agreement (6)
10.6	Subscription Agreement - by and between Hallador Petroleum Company and Yorktown Energy Partners VI, L.P, dated December 20, 2005.(7)
10.7
Purchase and Sale Agreement dated December 31, 2005 between Hallador Petroleum Company, as Purchase and Yorktown Energy Partners II, L.P., as Seller relating to the purchase and sale of limited partnership interests in Savoy Energy Limited Partnership (8)

10.8	Letter of Intent dated January 5, 2006 between Hallador Petroleum Company and Sunrise Coal, LLC (9)
10.9	Subscription Agreement - by and between Hallador Petroleum Company and Yorktown Energy Partners VI, L.P., et al dated February 22, 2006. (10)
10.10	Subscription Agreement - by and between Hallador Petroleum Company and Hallador Alternative Assets Fund LLC dated February 14, 2006. (11)
10.11	Subscription Agreement - by and between Hallador Petroleum Company and Tecovas Partners V LP dated February 14, 2006. (11)
10.12	Subscription Agreement - by and between Hallador Petroleum Company and Lubar Equity Fund LLC dated February 14, 2006. (11)
10.13	Subscription Agreement - by and between Hallador Petroleum Company and Murchison Capital Partners LP dated February 14, 2006. (11)
10.14	Continuing Guaranty, dated April 19, 2006, by Hallador Petroleum Company in favor of Old National Bank (12)
10.15
Collateral Assignment of Hallador Master Purchase/Sale Agreement, dated April 19, 2006, among Hallador Petroleum Company, Hallador Petroleum, LLLP, and Hallador Production Company and Old National Bank (12)

10.16	Reimbursement Agreement, dated April 19, 2006, between Hallador Petroleum Company and Sunrise Coal, LLC (12)
10.17	Membership Interest Purchase Agreement dated July 31, 2006 by and between Hallador Petroleum Company and Sunrise Coal, LLC. (13)
14.	Code Of Ethics For Senior Financial Officers. (14)
21.1	List of Subsidiaries (2)
31	SOX 302 Certification (14)
32	SOX 906 Certification (14)
-----------------------------------------------
(1) Incorporated by reference (IBR) to the 1989 Form 10-K.	(8) IBR to Form 8-K dated January 3, 2006
(2) IBR to the 1990 Form 10-K.	(9). IBR to Form 8-K dated January 6, 2006
(3) IBR to the 1992 Form 10-KSB.	(10) IBR to Form 8-K dated February 27, 2006
(4) IBR to the 1993 Form 10-KSB.	(11) IBR to the 2005 Form 10-KSB.
(5) IBR to the 1995 Form 10-KSB	(12) IBR to Form 8-K dated April 25, 2006
(6) IBR to the 1997 Form 10-KSB.	(13) IBR to Form 8-K dated August 1, 2006.
(7) IBR to Form 8-K dated December 31, 2005.	(14) Filed herewith.

* Management contracts or compensatory plans.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees incurred for 2006 and 2005 were:

	2006	2005

Audit Fees	$130,000	$100,500
Audit related fees	40,000
Tax fees	32,000	21,500
Total fees	$202,000	$122,000

Audit related fees consist of fees paid related to the Sunrise Coal, LLC acquisition audit and related SEC filings.

Pre-approval Policy

In 2003 the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided by Ehrhardt Keefe Steiner & Hottman PC (EKSH).  The policy requires that all services EKSH provides to us be pre-approved by the Committee.  The Committee approved all services provided by EKSH during 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR PETROLEUM COMPANY

Dated: April 16, 2007	BY:/S/ VICTOR P. STABIO VICTOR P. STABIO, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ DAVID HARDIE DAVID HARDIE	Chairman	April 16, 2007

/S/ VICTOR P. STABIO VICTOR P. STABIO	CEO, CFO, CAO and Director	April 16, 2007

/S/ BRYAN LAWRENCE BRYAN LAWRENCE	Director	April 16, 2007