Form 10QSB
period 2007-03-31
HALLADOR PETROLEUM CO
filed 2007-05-15
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐ No ☑

Shares outstanding as of March 31, 2007: 12,168,135

-----------------------------------------------------------------------

Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 Consolidated Balance Sheet
March 31, 2007
(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$5,864
Accounts receivable
Coal sales	872
Oil and gas sales	606
Well operations	241
Income taxes	367
Other	40
Coal inventory	182
Prepaid expenses	36
Total current assets	8,208

Coal properties, at cost	49,641
Less - accumulated depreciation, depletion, and amortization	(843)
48,798
Oil and gas properties, at cost (successful efforts):
Unproved properties	367
Proved properties	2,413
Less - accumulated depreciation, depletion, amortization and impairment	(1,841)
939
Other assets:
Investment in Savoy	6,127
Advance royalties - coal	144
Other assets	336
Total other assets	6,607
Total assets	$64,552

Consolidated Balance Sheet
March 31, 2007
(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,864
Accounts payable and accrued liabilities	2,808
Oil and gas sales payable	941
Deferred gain	500
Current portion of contract termination obligation	126
Total current liabilities	6,239

Long-term liabilities:
Long-term debt	25,493
Asset retirement obligations	878
Long-term portion of contract termination obligation	3,939
Total long-term liabilities	30,310
Total liabilities	36,549

Minority interest	521

Commitments and Contingencies (Note 3)

Stockholders' equity:
Preferred stock, $.10 par value, 10,000,000 shares authorized; none issued
Common stock, $.01 par value, 100,000,000 shares authorized; 12,168,135 shares issued	121
Additional paid-in capital	31,738
Accumulated deficit	(4,377)
Total stockholders' equity	27,482
Total liabilities and stockholders' equity	$64,552

See accompanying notes.

Consolidated Statement of Operations
Three Months ended March 31,
(in thousands, except per share data)

	2007	2006
Revenue:
Coal sales	$3,719	$
Gas	177		271
Oil	22		22
Equity income - Savoy	78		373
Interest	66		180
	4,062		846
Costs and expenses:
Cost of coal sales	3,486
Lease operating	63		56
DD&A-coal operations	433
G&A	332		374
G&A - coal operations	173
Aborted reorganization/merger costs			137
Interest	651
Other	15		52
	5,153		619
Income (loss) before minority interest and income taxes	(1,091)		227
Minority interest	279
Income (loss) before income taxes	(812)		227
Income tax - (expense) benefit			(84)
Net income (loss)	$(812)		$143

Net income (loss) per share, basic	$(0.07)		$0.01
Weighted average shares outstanding - basic	12,168		10,330

See accompanying notes.

Consolidated Statement of Cash Flows
Three months ended March 31,
(in thousands)

	2007	2006

Net cash (used for) provided by operating activities	$(566)	$73

Cash flows from investing activities:
Capital expenditures for coal properties	(3,621)
Capital expenditures for oil and gas	(72)	(82)
Loan to Sunrise		(7,000)
Other	18	(49)
Net cash used for investing activities	(3,675)	(7,131)

Cash flows from financing activities:
Proceeds from bank debt	2,140
Stock sale to related parties		7,000
Capital contributions from Sunrise minority owners	760
Net cash provided by financing activities	2,900	7,000
Net decrease in cash and cash equivalents	(1,341)	(58)
Cash and cash equivalents, beginning of period	7,205	12,261
Cash and cash equivalents, end of period	$5,864	$12,203

Cash paid for interest (net of amount capitalized-$230)	$651

  See accompanying notes.

Notes to Financial Statements

1.	General Business

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

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our financial statements filed as part of our 2006 Form 10-KSB. This quarterly report should be read in conjunction with that annual report.

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

      As discussed in prior filings, we have entered into significant related party transactions with the Yorktown group of companies.  Yorktown and its affiliates currently own about 54% of our commn stock and represents one of the five seats on our board.

We have concluded to deemphasize our oil and gas operations and concentrate our future efforts in the coal business.

As this quarter is the first time we have had coal inventory and DD&A of our coal properties reflected in our financial statements, we have repeated the accounting policies for such below.

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

2.        Stock Options

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore have not restated prior periods' results.

In April 2005, we granted 750,000 options at an exercise price of $2.25 based on a March 2005 private transaction between one of our shareholders and a third party.  These options vest at 1/3 per year beginning April 2006 and will expire in April 2015.  There are no more options available for issuance. Since April 2005, no options have been exercised nor granted.

We estimated the fair value of the option grant using the Black-Scholes option-pricing model, using the following assumptions: (i) risk free interest rate of 4.24%; (ii) expected life of 10 years; (iii) expected volatility of 120%; and (iv) expected default rate of 5%, and (v) no dividend yield. The average fair value of options granted during 2005 was $2.15. At March 31, 2007, our 750,000 outstanding stock options had a remaining contractual maturity of eight years and an aggregate intrinsic value of about $188,000.

The total compensation expense related to this plan was $115,000 for each of the three months ended March 31, 2007 and 2006. The impact on earnings per share for the three months ended March 31, 2007 and 2006 was $(.01) and $.01 per share, respectively.  Assuming no more grants, we estimate that for each of the next four quarters, we will expense about $115,000 for stock options or $460,000 in total.

3.        Sunrise Coal Acquisition

As discussed in the 2006 Form 10-KSB on July 31, 2006 we entered into a joint venture with Sunrise. The original Sunrise members retained a 40% interest in the venture, and we agreed to contribute capital of $20.5 million for a 60% interest.

We are near completion of our $20.5 million funding commitment. Through approximately 87% of the JVs cash flow, we will receive $20.5 million plus interest at 10%. Thereafter, cash flow will be distributed 60% to us, and 40% to the original Sunrise members.

On July 31, 2006 (date of acquisition), we began consolidating the Sunrise joint venture. Because, at the date of acquisition, the original Sunrise members had not contributed capital in excess of accumulated losses, we have reflected Sunrise’s entire losses for the period since acquisition. When Sunrise’s accumulated earnings exceed its prior losses or if the original Sunrise members make additional capital contributions, we will reflect the original members’ minority interest in the results of operations. In the first quarter of 2007, the original Sunrise members made a capital contribution of about $800,000. Consequently, we have recorded a minority interest amount of $133,000 based on 13% of Sunrise's first quarter loss of about $1 million; in addition, we have recorded a minority interest of

$146,000 as a recoupment of Sunrise's 2006 losses based on 13% of such losses in the amount of about $1.1 million.
Included in liabilities assumed for the Sunrise acquisition is the estimated present value of the contract termination obligation (about $4 million) with the utility that was to purchase the coal from the Howesville mine; such mine was closed in June 2006. To date no final settlement agreement has been agreed to or signed.

Pro Forma Results of Operations

Pro forma information has not been provided for the quarter ended March 31, 2006 as such information would not be meaningful due to the closure of the Howesville mine.

4.        Investment in Savoy

On December 31, 2005, we acquired a 32% interest in Savoy Energy LLP, a private company engaged in the oil and gas business primarily in the State of Michigan.  A value of $6.1 million was assigned for this investment. We account for our interest in Savoy using the equity method of accounting.

Below (in thousands) are:   (i) a condensed balance sheet at March 31, 2007, and (ii) a condensed statement of operations for the three months ended March 31, 2007.

                                            Condensed Balance Sheet

Current assets	$8,445
PP&E, net	11,636
$20,081

Total liabilities	$4,667
Partners capital	15,414
$20,081

                                    Condensed Statement Of Operations

Revenue	$1,255
Expenses	(930)
Net income	$325

The difference between the purchase price and our pro rata share of the equity of Savoy was amortized based on Savoy's units of production rate using proved reserves. Such amount was about $25,000 for the first quarter of 2007.

ITEM 2. MD&A

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2006 FORM 10-KSB WHICH WAS FILED ON APRIL 16, 2007 AND SHOULD BE READ IN CONJUNCTION THERETO.

Liquidity and Capital Resources

We have opened discussions with our Indiana banks to increase our line of credit from $30 million to $40 million. The additional funds will be used to purchase certain mining equipment, build a rail loop, and working capital. With the purchase of additional equipment we expect our annual coal production capabilities to increase from about 800,000 tons to about 1,600,000 tons.

We are near completion of our $20.5 million funding commitment to the Sunrise joint venture. We may be required to raise additional capital to fund future cash calls for mine development and expansion. There can be no assurances that we will be able to raise additional capital on terms which would be acceptable to us.

As discussed above, we have entered into significant related party transactions with the Yorktown group of companies.  Yorktown and its affiliates currently own about 54% of our common stock and represents one of the five seats on our board.

Results of Operations

        Coal Operations

On February 5, 2007, we had our first coal sales. Pursuant to our coal contract, we expect to be producing coal at annual rate of 800,000 tons per year by the fourth quarter.

Our gross profit from the coal operations was basically at break-even for the first quarter. We expect gross profit to be positive for the remainder of the year due to improvement in operating efficiencies and higher coal sales.

Oil and Gas Operations

The tables below provides sales data and average prices for the period.

	Quarter-to-date Comparison
	2007			2006
	Sales Volume	Average Price	Revenue	Sales Volume	Average Price	Revenue

Gas-mcf
San Juan	12,824	$9.98	$128,000	18,385	$11.23	$206,500
Other	7,238	6.77	49,000	7,780	8.29	64,500

Oil - barrels
Other	412	53.40	22,000	381	57.75	22,000

Gas revenue decreased due to lower gas prices and lower production due to adverse winter weather. San Juan natural gas is sold at an index price that is set at the first of every month and remains in effect for the entire month. Our San Juan May 2007 price is about $8.00 per MCF.

LOE remained about the same comparing 2007 to 2006.

Interest income decreased due to less cash available for investment. In the future, we expect minimal amounts of interest income as all extra cash is being used to fund our coal operations.

G&A stayed about the same. As we acquired our interest in Sunrise on July 31, 2006, we did not have G&A - coal operations for the first quarter of 2006.

Interest expense relates solely to the debt connected with the Sunrise acquisition.

Savoy

The decrease in the equity income was due to lower oil and gas sales of about $600,000 due to lower production and prices.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO, who is also our CFO, concluded that our disclosure controls and procedures are effective for the purposes discussed above. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 6.	EXHIBITS
(a)	31 -- SOX 302 Certification 32 -- SOX 906 Certification

SIGNATURE
In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HALLADOR PETROLEUM COMPANY

Dated: May 15, 2007	By:	/S/ VICTOR P. STABIO CEO and CFO Signing on behalf of registrant and as principal financial officer.