Form 10QSB
period 2007-06-30
HALLADOR PETROLEUM CO
filed 2007-08-14
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Shares outstanding as of August 13, 2007: 12,633,011

-----------------------------------------------------------------------

Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 Consolidated Balance Sheet
June 30, 2007
(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,982
Accounts receivable
Coal sales	991
Oil and gas sales	640
Well operations	174
Income taxes	150
Other	109
Coal inventory	113
Prepaid expenses	16
Total current assets	4,175

Coal properties, at cost	53,690
Less - accumulated depreciation, depletion, and amortization	(1,312)
52,378
Oil and gas properties, at cost (successful efforts):
Unproved properties	440
Proved properties	2,414
Less - accumulated depreciation, depletion,
amortization and impairment	(1,854)
1,000
Other assets:
Investment in Savoy	5,909
Advance royalties - coal	251
Other assets	361
Fair value of derivative instruments	82
Total other assets	6,603
Total assets	$64,156

Consolidated Balance Sheet
June 30, 2007
(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,736
Oil and gas sales payable	955
Deferred gain	304
Asset retirement obligations	206
Current portion of contract termination obligation	159
Total current liabilities	4,360

Long-term liabilities:
Long-term debt	27,357
Asset retirement obligations	644
Long-term portion of contract termination obligation	3,967
Total long-term liabilities	31,968
Total liabilities	36,328

Minority interest	510

Commitments and Contingencies (Note 3)

Stockholders' equity:
Preferred stock, $.10 par value, 10,000,000 shares authorized;
none issued
Common stock, $.01 par value, 100,000,000 shares authorized;
12,168,135 shares issued	121
Additional paid-in capital	31,860
Accumulated deficit	(4,663)
Total stockholders' equity	27,318
Total liabilities and stockholders' equity	$64,156

See accompanying notes.

Consolidated Statement of Operations
(in thousands)

	Six months ended			Three months ended
	June 30,			June 30,
	2007	2006		2007	2006
Revenue:
Coal sales	$9,398	$		$5,679	$
Gas	375		471	200		201
Oil	43		38	20		15
Equity income - Savoy	71		387	(7)		14
Interest	88		438	21		258
Property sale - Boomerang			362			362
	9,975		1,696	5,913		850
Costs and expenses:
Cost of coal sales	7,931			4,445
Lease operating	140		127	75		71
DD&A-coal operations	1,105			672
G&A	685		782	354		408
G&A - coal operations	382			209
Aborted reorganization/merger costs			137
Interest	1,090			439
Other	30		124	15		71
	11,363		1,170	6,209		550

Income (loss) before minority interest and income taxes	(1,388)		526	(296)		300
Minority interest	290			10
Income (loss) before income taxes	(1,098)		526	(286)		300
Income tax - (expense) benefit			(195)			(112)
Net income (loss)	$(1,098)		$331	$(286)		$188

Net income (loss) per share, basic	$(.09)		$.03	$(.02)		$.02

Weighted average shares outstanding-basic	12,168		11,254	12,168		12,168

See accompanying notes.

Condensed Consolidated Statement of Cash Flows
Six months ended June 30,
(in thousands)

	2007	2006

Net cash (used for) provided by operating activities	$(253)	$14

Cash flows from investing activities:
Capital expenditures for coal properties	(7,646)
Capital expenditures for oil and gas	(144)	(340)
Loan to Sunrise		(3,800)
Prospect sales		3,394
Distribution from Savoy	211	518
Other	(196)	(155)
Net cash used for investing activities	(7,775)	(383)

Cash flows from financing activities:
Proceeds from bank debt	2,139
Stock sale to related parties		7,000
Capital contributions from Sunrise minority owners	800
Other	(136)
Net cash provided by financing activities	2,803	7,000
Net increase (decrease) in cash and cash equivalents	(5,225)	6,631
Cash and cash equivalents, beginning of period	7,207	12,261
Cash and cash equivalents, end of period	$1,982	$18,892

Cash paid for interest (net of amount capitalized-$230)	$1,027

Non-cash activity:
New Albany Shale land costs paid on our behalf	$500

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

The accompanying consolidated financial statements include the accounts of Hallador Petroleum Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  We are engaged in the production of coal from an underground mine located in western Indiana, and to a lesser extent, in the exploration, development, and production of oil and natural gas in the Rocky Mountain region. Segment disclosures are reflected on the face of the consolidated financial statements.  We also own a 32% equity interest in Savoy Energy, LLC, a private oil and gas company which has operations in Michigan.

As discussed in prior filings, we have entered into significant related party transactions with the Yorktown group of companies.  Yorktown and its affiliates currently own about 54% of our common stock and represents one of the five seats on our board.

We have concluded to deemphasize our oil and gas operations and concentrate our future efforts in the coal business.

2.        Stock Options

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore, have not restated prior periods' results.

In April 2005, we granted 750,000 options at an exercise price of $2.30.  These options vest at 1/3 per year for the next three years and expire in April 2015.  There are no more options available for issuance. On July 9, 2007 Mr. Stabio, our CEO, exercised 200,000 options.

We estimated the fair value of the option grant using the Black-Scholes option-pricing model, with the following assumptions: (i) risk free interest rate of 4.24%; (ii) expected life of 10 years; (iii) expected volatility of 120%; and (iv) expected default rate of 5%, and (v) no dividend yield. The average fair value of options granted during 2005 was $2.19. At June 30, 2007, our 750,000 outstanding stock options had a remaining contractual maturity of eight years and an aggregate intrinsic value of about $712,000.

The total compensation expense related to this plan was $238,000 for the six months ended June 30, 2007 and $230,000 for the six months ended June 30, 2006. The impact on earnings per share for the six months ended June 30, 2007 and 2006 was about $.02 for both periods. Assuming no more grants, we estimate that for each of the next three quarters, we will expense about $122,500 for stock options or $368,000 in total.

3.        Sunrise Coal Acquisition

As discussed in the 2006 Form 10-KSB on July 31, 2006 we entered into a joint venture with Sunrise. The original Sunrise members retained a 40% interest in the venture, and we agreed to contribute capital of $20.5 million for a 60% interest.

During the second quarter, we completed our $20.5 million funding commitment. Through approximately 87% of the JVs cash flow, we will receive $20.5 million plus interest at 10%. Thereafter, cash flow will be distributed 60% to us, and 40% to the original Sunrise members.

On July 31, 2006 (date of acquisition), we began consolidating the Sunrise joint venture. Because, at the date of acquisition, the original Sunrise members had not contributed capital in excess of accumulated losses, we have reflected Sunrise’s entire losses for the period since acquisition. When Sunrise’s accumulated earnings exceed its prior losses or if the original Sunrise members make additional capital contributions, we will reflect the original members’ minority interest in the results of operations. In the first quarter of 2007, the original Sunrise members made a capital contribution of about $800,000. Consequently, we have recorded a minority interest amount of $161,000 based on 13% of Sunrise's first half loss of about $1.2 million; in addition, we have recorded a minority interest of $146,000 as a recoupment of Sunrise's 2006 losses based on 13% of such losses in the amount of about $1.1 million.

Included in liabilities assumed for the Sunrise acquisition is the estimated present value of the contract termination obligation (about $4 million) with the utility that was to purchase the coal from the Howesville mine; such mine was closed for safety reasons in June 2006. To date no final settlement agreement has been consummated.

4.         Investment in Savoy

On December 31, 2005, we acquired a 32% interest in Savoy Energy LLP, a private company engaged in the oil and gas business primarily in the State of Michigan.  A value of $6.1 million was assigned for this investment. We account for our interest in Savoy using the equity method of accounting.

Below (in thousands) are:   (i) a condensed balance sheet at June 30, 2007, and (ii) a condensed statement of operations for the six months ended June 30, 2007.

                                                                         Condensed Balance Sheet

Current assets	$8,857
PP&E, net	8,897
$17,754

Total liabilities	$2,934
Partners capital	14,820
$17,754

                                                                  Condensed Statement of Operations

Revenue	$2,577
Expenses	(2,192)
Net income	$385

The difference between the purchase price and our pro rata share of the equity of Savoy was amortized based on Savoy's units of production rate using proved reserves. Such amount was about $52,000 for the first six months of 2007.

5.        Bank Debt and Interest Rates Swaps

In late June our Indiana banks agreed to increase the Sunrise line of credit (LOC) from $30 million to $40 million. The additional funds will be used to purchase certain mining equipment, build a rail loop, and working capital. With the purchase of additional equipment we expect our annual coal production capabilities to increase from about 800,000 tons to about 1,600,000 tons. As of August 13, 2007, we have drawn down about $33.2 million on the Sunrise $40 million LOC. The current interest rate is LIBOR (5.32%) plus 3.55% or 8.87%. As discussed below, Sunrise entered into two interest rate swaps. As LIBOR rates increase the fair value of the swaps will increase and conversely as LIBOR rates decrease so will the fair value of the swaps. As of August 13, 2007, the fair value of the interest rate swaps was a liability of about $200,000.

Under the new LOC with the banks no principal payments are due until the end of July 2008; assuming the full $40 million LOC is drawn, we will begin making monthly payments (principal and interest) of about $600,000 through June 2015.

Accounting rules require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. We have no derivatives designated as a hedge.

We have entered into two interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement is relative to the $30 million LOC and is effective commencing July 15, 2007 and matures on July 15, 2012. The second swap agreement relates to the additional $10 million that increased Sunrises' LOC to $40 million. This second swap agreement is effective commencing December 28, 2007 and matures on December 28, 2011. The two swap agreements fix our interest rate at about 8.8%. At June 30, 2007, we recorded the fair value of the first swap as an $82,000 long-term asset with a corresponding credit to interest expense. We did not record a fair value for the second swap as it was not acquired until late July 2007.

6.        Subsequent Events

San Juan

In early July we sold our interest in the San Juan properties for $2.3 million. We expect to record a gain of about $1.7 million in the third quarter. We agreed to continue to be operator of the properties and will paid about $15,000 per month for our services.

Upon the sale of the San Juan properties, one of the Indiana banks required us to purchase one of its 12 months certificate of deposit for $1.8 million.

Other than our equity investment in Savoy, our remaining oil and gas properties are not significant and starting with the third quarter of this year we plan to make minimal disclosures regarding them.

Restricted Stock Grants

On June 20, 2007, the Board authorized and granted the issuance of 600,000 shares of restricted stock. Victor Stabio, our CEO, received 390,000 shares, Brent Bilsland, Sunrise’s President, received 165,000 shares and two consultants received 45,000 shares. On July 9, 2007, the Board decided to allow Mr. Stabio’s shares to vest. The other shares vest at the end of three years. The shares were valued at $2.85 on the date of Mr. Stabio's vesting based on the closing price on that date. During the third quarter 2007 we will take a charge of about $1.1 million for Mr. Stabio's shares. We will amortize $600,000 to expense over 36 months for the other shares.

Of the 390,000 shares granted to Mr. Stabio, 126,000 shares were relinquished back to the company as consideration for the income taxes due. Mr. Stabio also exercised 200,000 of his 400,000 options at an exercise price of $2.30 per share.

ITEM 2.   MD&A

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2006 FORM 10-KSB WHICH WAS FILED ON APRIL 16, 2007 AND SHOULD BE READ IN CONJUNCTION THERETO.

 Liquidity and Capital Resources

In late June our Indiana banks agreed to increase the Sunrise line of credit (LOC) from $30 million to $40 million. The additional funds will be used to purchase certain mining equipment, build a rail loop, and working capital. With the purchase of additional equipment we expect our annual coal production capabilities to increase from about 800,000 tons to about 1,600,000 tons. Currently, we have drawn down about $33.2 million on the Sunrise $40 million LOC. The current interest rate is LIBOR (5.32%) plus 3.55% or 8.87%. As discussed below, Sunrise entered into two interest rate swaps. As LIBOR rates increase the fair value of the swaps will increase and conversely as LIBOR rates decrease so will the fair value of the swaps.   As of August 13, 2007, the fair value of the interest rate swaps was a liability of about $200,000.

Under the new LOC with the banks no principal payments are due until the end of July 2008; assuming the full $40 million LOC is drawn, we will begin making monthly payments (principal and interest) of about $600,000 through June 2015.

Accounting rules require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. We have no derivatives designated as a hedge.

We have entered into two interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement is relative to the $30 million LOC and is effective commencing July 15, 2007 and matures on July 15, 2012. The second swap agreement relates to the additional $10 million that increased Sunrises' LOC to $40 million. This second swap agreement is effective commencing December 28, 2007 and matures on December 28, 2011. The two swap agreements fix our interest rate at about 8.8%. At June 30, 2007, we recorded the fair value of the first swap as an $82,000 long-term asset with a corresponding credit to earnings. We did not record a fair value for the second swap as it was not acquired until late July 2007.

During the second quarter we completed our $20.5 million funding commitment to the Sunrise joint venture. In addition, during the first quarter Sunrise issued a cash call for $2 million; Hallador's share was $1.2 million. We may be required to raise additional capital to fund mine development and expansion. There can be no assurances that we will be able to raise additional capital on terms which would be acceptable to us.

As discussed in prior filings, we have entered into significant related party transactions with the Yorktown group of companies.  Yorktown and its affiliates currently own about 54% of our common stock and represents one of the five seats on our board.

Results of Operations

Coal Operations

On February 5, 2007, we had our first coal sales. Pursuant to Sunrise's coal contracts; we expect to be producing coal at annual rate of 800,000 tons per year by the fourth quarter 2007. For the period February 5, through June 30, 2007 we have sold about 313,000 tons of coal.

Our gross profit from our coal operations was basically at break-even for the first and second quarter. We expect gross profit to be positive for the remainder of the year due to improvement in operating efficiencies and higher coal sales.

Sunrise's contract with Indianapolis Power and Light began July 1, 2007. We are selling coal at a rate of 800,000 tons per year. From February 5, 2007 through June 30, 2007 all of our coal was sold to Duke Energy under a one-year contract. On July 24, 2007 Sunrise executed a contract with a third Indiana utility, which covers six years and begins January 1, 2008. Under this contract Sunrise is required to sell 500,000 tons per year for 2008 and 2009 and 1,000,000 tons per year for each of the years 2010-2013.

Oil and Gas Operations

The tables below provide sales data and average prices for the period.

	Year-to-date Comparison
	2007			2006
	Sales Volume	Average Price	Revenue	Sales Volume	Average Price	Revenue

Gas-mcf
San Juan	25,840	$10.60	$274,000	33,530	$10.48	$351,400
Other	14,402	7.04	101,400	15,765	7.61	120,000

Oil - barrels
Other	763	56.20	42,900	585	64.53	37,750

	Quarter-to-date Comparison
	2007			2006
	Sales Volume	Average Price	Revenue	Sales Volume	Average Price	Revenue

Gas-mcf
San Juan	13,100	$11.26	$147,500	15,145	$9.58	$145,100
Other	7,163	7.31	52,400	7,985	6.98	55,700

Oil - barrels
Other	336	59.63	20,000	204	75.88	15,480

Gas revenue YTD decreased due to lower production due to adverse winter weather. Gas revenue QTD stayed about the same as low production was offset by higher prices. As discussed below we sold our San Juan properties on July 2, 2007.

LOE remained about the same comparing 2007 to 2006.

Other

Interest income decreased due to less cash available for investment.

G&A stayed about the same. As we acquired our interest in Sunrise on July 31, 2006, we did not have G&A - coal operations for the first half of 2006.

Interest expense relates solely to the debt connected with the Sunrise acquisition.

San Juan

In early July we sold our interest in the San Juan properties for about $2.3 million. We expect to record a gain of about $1.7 million in the third quarter. We agreed to continue to be operator of the properties and will paid about $15,000 per month for our services.

Upon the sale of the San Juan properties, one of the Indiana banks required us to purchase one of its 12 months certificate of deposit for $1.8 million.

Other than our equity investment in Savoy, our remaining oil and gas properties are not significant and starting with the third quarter of this year we plan to make minimal disclosures regarding them.

New Albany Shale Gas Lease Play

In early May 2006, Hallador sold for about $3.3 million all of our interest in our Albany Shale Gas Lease Play, located in Kentucky, to Approach Oil and Gas Inc. (Approach), a private company based in Fort Worth, Texas. Approach is controlled by the Yorktown group of companies. We recognized a gain of about $360,000.

Under our agreement with Approach, sixty days after three exploratory gas wells were drilled, we had the option to purchase a 1/3 working interest in the project by paying 1/3 of the land costs expended by Approach. We were carried on the drilling of the three wells. Drilling began in December 2006. Our 1/3 of the land costs were about $1.4 million.

In mid-October, we sold one-half of our rights under this option for $500,000 to an unaffiliated third party. Since we jointly elect to exercise the option, the third party owed us an additional $500,000. We then owed one-half of our share of the land costs which were about $700,000 (one-half of the $1.4 million discussed above). Our net ownership in the project was then 1/6th.

For accounting purposes we deferred the $500,000 gain as of December 31, 2006 pending the decision to exercise the option. In April 2007, we jointly exercised the option which resulted in an additional $500,000 of deferred gain. We will be responsible for our share (1/6) of completion costs of the three wells and any future drilling and development costs. Our cost to exercise was about $700,000 and was treated as a reduction to the deferred gain.

Savoy

The decrease in the equity income was due to lower oil and gas sales of about $800,000 due to lower production and prices.

Restricted Stock Grants

On June 20, 2007, the Board authorized and granted the issuance of 600,000 shares of restricted stock. Victor Stabio, our CEO, received 390,000 shares, Brent Bilsland, Sunrise’s President, received 165,000 shares and two consultants received 45,000 shares. On July 9, 2007, the Board decided to allow Mr. Stabio’s shares to vest. The other shares vest at the end of three years. The shares were valued at $2.85 on the date of vesting based on the closing price on that date. During the third quarter 2007 we will take a charge of about $1.1 million for Mr. Stabio's shares. We will amortize $600,000 to expense over 36 months for the other shares.

Of the 390,000 shares granted to Mr. Stabio, 126,000 shares were relinquished back to the company as consideration for the income taxes due. Mr. Stabio also exercised 200,000 of his 400,000 options at an exercise price of $2.30 per share.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO, who is also our CFO, concluded that our disclosure controls and procedures are effective for the purposes discussed above. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 6.	EXHIBITS
(a)

10.1- First Amendment to Credit Agreement, Waiver and Ratification of Loan Documents dated
          June 28, 2007 by and between Sunrise Coal, LLC, Hallador Petroleum Company and
          Old National Bank

31 -- SOX 302 Certification

32 -- SOX 906 Certification

SIGNATURE
In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HALLADOR PETROLEUM COMPANY

Dated: August 13, 2007	By:	/S/VICTOR P. STABIO Victor P. Stabio CEO and CFO Signing on behalf of registrant and as principal financial officer.