Form 10QSB/A
period 2006-09-30
HALLADOR PETROLEUM CO
filed 2007-09-20
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB/A
Amendment No. 1

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

Explanatory Note:

We are filing this amendment to expand certain disclosures in Item 1, Item 2 and Item 3.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheet
September 30, 2006
(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$12,125
Accounts receivable:
Oil and gas sales	691
Well operations	353
Income taxes	350
Prepaid expenses	89
Total current assets	13,608

Oil and gas properties, at cost (successful efforts):
Unproved properties	289
Proved properties	2,401
Less - accumulated depreciation, depletion, amortization and impairment	(1,814)
876
Coal properties, at cost:
Underground equipment	7,621
Surface equipment	7,588
Mine acquisition and development	24,182
Less - accumulated depreciation, depletion, amortization and impairment	(170)
39,221

Investment in Savoy	6,112
Advance royalties	150
Other assets	366
6,628

$60,333

Consolidated Balance Sheet
September 30, 2006
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$495
Accounts payable and accrued liabilities	2,226
Oil and gas sales payable	1,061
Asset retirement obligation	313
Current portion of contract termination obligation	92
Total current liabilities	4,187

Long-term liabilities:
Long-term debt	22,543
Asset retirement obligation	595
Long-term portion of contract termination obligation	3,873
27,011

Total liabilities	31,198

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.10 par value; 10,000,000 shares authorized; none issued	-
Common stock, $ .01 par value; 100,000,000 shares authorized, 12,168,135 shares issued	121
Additional paid-in capital	31,508
Accumulated deficit	(2,494)
29,135

$60,333

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

Sunrises’ asset retirement obligations arise from the federal Surface Mining Control and Reclamation Act of 1977 (SMCRA) and similar state statutes. SMCRA and states require that mines be reclaimed to their previous condition in accordance with specific standards and approved reclamation plans, as outlined in mining permits. Activities include reclamation of pit and support acreage at surface mines, sealing portals at underground mines, and reclamation of refuse areas and slurry ponds.

Sunrise assesses it asset retirement obligations at least annually, and reflects revisions for permit changes, as granted by state authorities, for revisions to the estimated reclamation costs, and for revisions to the timing of those costs.

The following table reflects the changes to the Sunrises’ asset retirement obligations:

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

Long-term contract

In January 2006, Sunrise entered into a contract with Indianapolis Power and Light (IPL) to deliver 800,000 tons per year (66,000 tons per month) through December 31, 2013. The Carlisle mine is under development and coal sales are not to commence to IPL until July 1, 2007. The contract does not require or permit net settlement and, therefore, is not a derivative. We estimate the mine to have about 35 million tons of recoverable and saleable proved reserves. We do not expect any problems meeting this delivery requirement. Coal mining is subject to conditions and events beyond our control which could result in higher operating expenses or decreased production and adversely affect our operating results. Adverse operating conditions and events that we may experience include: unexpected variations in geological conditions, such as the thickness of the coal deposits and the amount of rock embedded in or overlying the coal deposit; mining and processing equipment failures and unexpected maintenance problems; interruptions due to transportation delays; accidental mine water discharges, fires, explosions or similar mining accidents and shortage of qualified labor.

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

On July 31, 2006 Hallador entered into a joint venture with Sunrise. The original Sunrise members retained a 40% interest in the venture, and Hallador agreed to contribute capital of $20.5 million for a 60% interest. Of the $20.5 million, $7.5 million was paid to Sunrise at closing and was used to develop the Carlisle mine and to extinguish a $5 million note payable to Hallador.

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
$7,720

We recorded as a liability an estimate of the discounted contract termination obligation (using a discount factor of 8.5%). The proposed settlement agreement has a term equal to the life of the recoverable reserves which we estimate to be twenty years. We estimate the current portion to be $92,000 and the long-term portion to be $3,873,000. Based on current negotiations the amounts will be satisfied via an arrangement with IPL where we will reduce the contract by ten cents for the first two years and then twent-five cents thereafter as IPL makes payments to Sunrise. We believe it is probable that Sunrise had incurred a liability and that $3,965,000 is our best estimate of the amount. The purchase price is subject to modification for certain items, including the contract termination obligation, and, consequently, may change.

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

All property, plant and equipment costs are associated with the Carlisle mine that is under development and, consequently, has no impact on pro forma depreciation and amortization.
Recoverable proved reserves attributable to the Carlisle mine estimated to be 35 million tons.

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

We determined that our investment in Savoy under EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, needed to be adjusted buy approximately $2 million to properly reflect our stock price of $3.25 at the time of closing of this transaction.

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

The Company is engaged in two segments: the acquisition, exploration, development and production of oil, natural gas and natural gas liquids through Hallador Petroleum Company, and the acquisition, development and sale of coal. Accordingly, the Company’s Chief Executive Officer makes operating decisions, assesses financial performance and allocates resources on a segment basis.

The Company prepares business segment information in accordance with generally accepted accounting principles, except that certain items below income (loss) from continuing operations are not allocated to business segments, as management does not consider them in its evaluation of business unit performance.

The table below presents information about identifiable assets for the reported segments as of September 30, 2006 and 2005:

	Hallador	Sunrise	Total
September 30, 2006:
Total segment assets	$18,265	$42,068	$60,333

September 30, 2005:
Total segment assets	$17,888	-	$17,888

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

ITEM 2. MD&A

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2005 FORM 10-KSB WHICH WAS FILED ON APRIL 14, 2006 AND SHOULD BE READ IN CONJUNCTION THERETO.

Sunrise Coal and Loan Guarantee

As discussed in the first quarter Form 10-QSB, Sunrise informed us of their intention to shut down the Howesville mine which they did. As a result all of our previous agreements with Sunrise were voided and on July 31, 2006 we entered into a joint venture with Sunrise. Sunrise contributed all of their assets for a 40% interest and we agreed to a $20.5 million commitment, of which $7.5 million was paid to Sunrise at closing, to develop the Carlisle mine for a 60% interest. We expect the full $20.5 million to be expended by the first quarter of 2007. We are to receive approximately 88% of the free cash flow from the Carlisle mine until we recoup our $20.5 million plus interest at 10%. Upon recoupment, the ownership reverts back to 60/40. During the third quarter we will begin consolidating the joint venture at 100%. Due to the Sunrise's losses, we pick up 100% of their losses for financial reporting purposes. In addition we remain a guarantor of Sunrise's $30 million line of credit with two Indiana banks. As of September 30, 2006, $23 million has been drawn down; $2.5 million has been used on allocated letters of credit leaving an available balance of $4.5 million.

The equipment, valued at about $10.8 million, that was being used at the Howesville mine has been moved to the Carlisle mine. We recorded as a liability an estimate of the discounted contract termination obligation (using a discount factor of 8.5%). The proposed settlement agreement has a term equal to the life of the recoverable reserves which we estimate to be twenty years. We estimate the current portion to be $92,000 and the long-term portion to be $3,873,000. Based on current negotiations the amounts will be satisfied via an arrangement with IPL where we will reduce the contract by ten cents for the first two years and then twenty-five cents thereafter as IPL makes payments to Sunrise. We believe it is probable that Sunrise had incurred a liability and that $3,965,000 is our best estimate of the amount

To date Sunrise has not had significant operations and is currently concentrating its efforts in the development of the Carlisle mine.

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

Mine development continues with the building of the "slope", which is the entrance to the mine for transporting equipment and employees into the mine and transporting coal out of the mine. The "slope" starts at the surface and heads down into the earth at an 8-3/4% grade and when completed should be about 2,400 feet long.  The slope will meet the coal seam about 340 vertical feet below the surface.

A wash plant will be constructed to bring the coal to a saleable condition. Conveyor belts will be installed in the mine and on the slope to carry the raw coal to the wash plant. Load out facilities will be constructed in order to load the clean coal on to trucks and eventually on to rail cars. The Carlisle Mine is located in SW area of Sullivan County in the state of Indiana. Trucks and eventually rail (CSX) will move the coal to market. Since this is a new mine, basically all the mining equipment is new. The mine will be powered by electricity from the local utility. Our right to mine coal is from ten-year coal leases held by production for perpetuity. Management of Sunrise has been in the coal business for the past 30 years concentrating in the southwest area of Indiana. We estimate the recoverable proved reserves to be 35 million tons. Such estimates were prepared by Mr. Sam Elder, a mining engineer with 20 years of experience. Mr. Elder is an employee of Sunrise.

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

Sunrise's G&A relates to the coal operations which are in the start up phase.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO, who is also our CFO, concluded that our disclosure controls and procedures are effective for the purposes discussed above. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls.

PART II—OTHER INFORMATION
ITEM 6.	EXHIBITS
(a)	31 -- SOX 302 Certification 32 -- SOX 906 Certification

SIGNATURE
In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HALLADOR PETROLEUM COMPANY

Dated: September 19, 2007	By:	/S/VICTOR P. STABIO CEO and CFO Signing on behalf of registrant and as principal financial officer.