Form 10QSB
period 2007-09-30
HALLADOR PETROLEUM CO
filed 2007-11-14
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Shares outstanding as of November 14, 2007: 16,362,528

-----------------------------------------------------------------------

Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
 Consolidated Balance Sheet
September 30, 2007
(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$4,480
Accounts receivable	3,655
Coal inventory	357
Prepaid expenses and other	304
Total current assets	8,796

Coal properties, at cost	58,853
Less - accumulated depreciation, depletion, and amortization	(1,993)
56,860

Investment in Savoy	6,041

Other assets	1,163
$72,860
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$850
Accounts payable and accrued liabilities	5,132
Fair value of interest rate swaps	536
Other	454
Total current liabilities	6,972

Long-term liabilities:
Bank debt	31,507
Asset retirement obligations	725
Contract termination obligation	4,256
Total long-term liabilities	36,488

Total liabilities	43,460

Minority interest	480

Commitments and Contingencies (Note 3)

Stockholders' equity:
Preferred stock, $.10 par value, 10,000,000 shares authorized;
none issued
Common stock, $.01 par value, 100,000,000 shares authorized;
12,798,011 shares issued	128
Additional paid-in capital	33,893
Accumulated deficit	(5,101)
Total stockholders' equity	28,920
$72,860
See accompanying notes.

Consolidated Statement of Operations
(in thousands)

	Nine months ended			Three months ended
	September 30,			September 30,
	2007	2006		2007	2006

Revenue:
Coal sales	$18,070	$		$8,672	$
Gain on sale of oil and gas properties	1,824		362	1,824
Equity income - Savoy	203		415	132		28
Interest income	113		663	25		226
Other	275		372			114
	20,485		1,812	10,653		368

Costs and expenses:
Cost of coal sales	14,326			6,340
DD&A-coal operations	1,670			712
G&A	3,624		1,458	2,583		539
Interest	2,721		233	1,484		233
	22,341		1,691	11,119		772

Income (loss) before minority interest and income taxes	(1,856)		121	(466)		(404)

Minority interest	320			30

Income (loss) before income taxes	(1,536)		121	(436)		(404)

Income tax benefit			125			320

Net income (loss)	$(1,536)		$246	$(436)		$(84)

Net income (loss) per share, basic	$(.12)		$.02	$(.03)		$(.01)

Weighted average shares outstanding-basic	12,320		11,562	12,619		12,168

See accompanying notes.

Condensed Consolidated Statement of Cash Flows
Nine months ended September 30,
(in thousands)

	2007		2006

Net cash used for operating activities		$(1,483)	$(882)

Cash flows from investing activities:
Acquisition of Sunrise coal, net of acquired cash of $1,892			(5,828)
Capital expenditures for properties		(12,094)	(4,312)
Sales of oil and gas properties		2,456	3,394
Distribution from Savoy			518
Other		131	(26)
Net cash used for investing activities		(9,507)	(6,254)

Cash flows from financing activities:
Proceeds from bank debt		7,140
Stock sale to related parties			7,000
Capital contributions from Sunrise minority owners		800
Proceeds from exercise of stock options		460
Other		(136)
Net cash provided by financing activities		8,264	7,000
Net decrease in cash and cash equivalents		(2,726)	(136)
Cash and cash equivalents, beginning of period		7,206	12,261
Cash and cash equivalents, end of period		$4,480	$12,125

Supplemental disclosures of cash flow information:
Cash paid for interest (net of amount capitalized-$230 and $290)		$1,710	$190
Income tax	$		$432

Non-cash investing and financing activities:
Change in accrual for coal properties		$1,371	$170

  See accompanying notes.

Notes to Financial Statements

1.	General Business

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

The accompanying consolidated financial statements include the accounts of Hallador Petroleum Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. We are engaged in the production of coal from an underground mine located in western Indiana. We also own a 45% equity interest (32% as of September 30, 2007) in Savoy Energy, LLC, a private oil and gas company operating primarily in Michigan.

As discussed in prior filings, we have entered into significant related party capital transactions with the Yorktown group of companies. Yorktown owns about 55% of our common stock and represents one of the five seats on our board.

Since the July 2007 sale of the San Juan properties, we have deemphasized our oil and gas operations and are concentrating our efforts in the coal business. Oil and gas operations for 2006 are combined with the "other" caption in the statement of operations. Oil and gas sales for the nine months ended September 30, 2006 were $738,000 and the related expenses were $216,000; oil and gas sales for the three months ended September 30, 2006 were $229,000 and the related expenses were $61,000.

2.    Stock Options

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore, have not restated prior periods' results.

In April 2005, we granted 750,000 options at an exercise price of $2.30. These options vest at 1/3 per year from the date of grant and expire in April 2015. On July 9, 2007 Mr. Stabio, our CEO, exercised 200,000 options, which are now available for re-issuance.

We estimated the fair value of the option grant using the Black-Scholes option-pricing model, with the following assumptions: (i) risk free interest rate of 4.24%; (ii) expected life of 10 years; (iii) expected volatility of 120%; and (iv) expected default rate of 5%, and (v) no dividend yield. The average fair value of options granted during 2005 was $2.19. At September 30, 2007, our 550,000 outstanding stock options had a remaining contractual maturity of eight years and an aggregate intrinsic value of about $412,000.

The total compensation expense related to this plan was about $350,000 for both the nine month periods ended September 30. The impact on earnings per share was about $.03 for both periods. Assuming no more grants, we estimate that for each of the next two quarters, we will expense about $108,000 for stock options or $216,000 in total.

3.   Sunrise Coal Acquisition

As discussed in the 2006 Form 10-KSB on July 31, 2006 we entered into a joint venture (JV) with Sunrise. The original Sunrise members retained a 40% interest in the venture, and we agreed to contribute capital of $20.5 million for a 60% interest.

During the second quarter 2007, we completed our $20.5 million funding commitment. Through approximately 87% of the JVs cash flow, we will receive $20.5 million plus interest at 10%. Thereafter, cash flow will be distributed 60% to us, and 40% to the original Sunrise members. All of our contributions were used for mine development and no funds were distributed to any of the original JV partners.

On July 31, 2006 (date of acquisition), we began consolidating the Sunrise JV; because, at the date of acquisition, the original Sunrise members had not contributed capital in excess of accumulated losses, we have reflected Sunrise’s entire losses for the period since acquisition. When Sunrise’s accumulated earnings exceed its prior losses or if the original Sunrise members make additional capital contributions, we will reflect the original members’ minority interest in the results of operations. In the first quarter of 2007, the original Sunrise members made a capital contribution of about $800,000.  Consequently, we have recorded a minority interest amount of $174,000 based on 13% of Sunrise's year to date loss of about $1.3 million; in addition, we have recorded a minority interest of $146,000 as a recoupment of Sunrise's 2006 loss based on 13% of about $1.1 million.

Included in liabilities assumed for the Sunrise acquisition is the estimated present value of the possible contract termination obligation (about $4 million; $4.3 million considering accretion charges) with the utility that was to purchase the coal from the Howesville mine; such mine was closed for safety reasons in June 2006. This possible $4 million  obligation was based on an offer made to the utility. The utility to date has not accepted our offer and no final settlement agreement has been consummated.

4.    Investment in Savoy

On October 5, 2007 we acquired for $6 million an additional 13% interest in Savoy Energy, LLP, a private oil and gas company operating primarily in Michigan. We now have a total interest in Savoy of about 45%. We account for our interest in Savoy using the equity method of accounting.

Below (in thousands) are: (i) a condensed balance sheet at September 30, 2007, and (ii) a condensed statement of operations for the nine months ended September 30, 2007.

                                                                         Condensed Balance Sheet

Current assets	$8,124
PP&E, net	10,442
$18,566

Total liabilities	$3,239
Partners' capital	15,327
$18,566

                                                                  Condensed Statement of Operations

Revenue	$4,099
Expenses	(3,207)
Net income	$892

The difference between the purchase price and our pro rata share of the equity of Savoy is being amortized based on Savoy's units of production rate using proved reserves. Such amount was about $82,000 for the first nine months of 2007.

To the extent that distributions from Savoy represent a return on capital, they are reflected as cash flows from operating activities. Otherwise, they are reflected as cash flows from investing activities.

5.    Bank Debt and Interest Rates Swaps

In late June 2007, our Indiana banks agreed to increase the Sunrise line of credit (LOC) from $30 million to $40 million. The additional funds will be used to purchase certain mining equipment, build a rail loop, and working capital. As of November 13, 2007, we have drawn down about $35.4 million; plus we have outstanding letters of credit for another $2.5 million that leaves us with about $2 million left on the $40 million LOC. The current interest rate is LIBOR (4.71%) plus 3.55% or 8.26%. As discussed below, Sunrise entered into two interest rate swaps. As LIBOR rates increase the fair value of the swaps will increase, and conversely, as LIBOR rates decrease so will the fair value of the swaps.

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

We have entered into two interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement is relative to the $30 million LOC and is effective commencing July 15, 2007 and matures on July 15, 2012. The second swap agreement relates to the additional $10 million that increased Sunrises' LOC to $40 million. This second swap agreement is effective commencing December 28, 2007 and matures on December 28, 2011. The two swap agreements fix our interest rate at about 8.8%. At September 30, 2007, we recorded the fair value of the two swaps as a $536,000 liability with a corresponding charge to interest expense.

6.     Sale of San Juan Oil and Gas Properties

In early July 2007 we sold our interest in the San Juan properties for $2.3 million. We recognized a gain of about $1.8 million. We continue to be the operator for these properties.

Other than our equity investment in Savoy, our remaining oil and gas properties are not significant and we will be making minimal disclosures, if any, regarding them.

7.         Restricted Stock Grants

On June 20, 2007, the Board authorized and granted the issuance of 600,000 shares of restricted stock. Victor Stabio, our CEO, received 390,000 shares, Brent Bilsland, Sunrise’s President, received 165,000 shares and two consultants received 45,000 shares. The Board allowed Mr. Stabio's shares to vest on July 9, 2007. Mr. Stabio's shares for GAAP accounting purposes were valued at $3.25 on the date of grant based on the closing price on that date. The Board allowed Mr. Bilsland’s shares to vest on August 9, 2007. Mr. Bilsland's shares for GAAP accounting purposes were valued at $3.25 on the date of grant based on the closing price on that date. The other shares vest at the end of three years.

We took a charge of about $1.8 million for these vested shares. We will amortize $146,000 to expense over 36 months for the other shares.

Of the 390,000 shares granted to Mr. Stabio, 125,000 shares were relinquished back to the company as consideration for the income taxes due.

8.        Subsequent Events

On October 5, 2007, we sold 3,564,517 shares of common stock for an aggregate cash purchase price of about $11 million ($3.10 per share). The shares were sold to investors in a private placement transaction. The proceeds from the sale were used to purchase an additional 13% interest in Savoy for $6 million which brings our total ownership to about 45%. The remaining $5 million will be used for general corporate purposes.

ITEM 2. MD&A

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2006 FORM 10-KSB WHICH WAS FILED ON APRIL 16, 2007 AND SHOULD BE READ IN CONJUNCTION THERETO.

Liquidity and Capital Resources

In late June 2007, our Indiana banks agreed to increase the Sunrise line of credit (LOC) from $30 million to $40 million. The additional funds will be used to purchase certain mining equipment, build a rail loop, and working capital. With the purchase of additional equipment we expect our annual coal production capabilities to increase from about 800,000 tons to about 1,600,000 tons. Currently, we have drawn down about $35.4 million on the Sunrise $40 million LOC. The current interest rate is LIBOR (4.71%) plus 3.55% or 8.26%. As discussed below, Sunrise entered into two interest rate swaps. As LIBOR rates increase the fair value of the swaps will increase, and conversely, as LIBOR rates decrease so will the fair value of the swaps.

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

We have entered into two interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement is relative to the $30 million LOC and is effective commencing July 15, 2007 and matures on July 15, 2012. The second swap agreement relates to the additional $10 million that increased Sunrises' LOC to $40 million. This second swap agreement is effective commencing December 28, 2007 and matures on December 28, 2011. The two swap agreements fix our interest rate at about 8.8%. At September 30, 2007, we recorded the fair value of the two swaps as a $536,000 liability with a corresponding charge to interest expense. As of November 13, 2007, the fair value of the interest rate swaps was a liability of about $813,000.

We may be required to raise additional capital to fund mine development and expansion. There can be no assurances that we will be able to raise additional capital on terms which would be acceptable to us.

October Sale of Stock to Yorktown and Others

On October 5, 2007, we sold 3,564,517 shares of our common stock for about $11 million cash ($3.10 per share). The shares were sold to investors in a private placement transaction. The proceeds from the sale were used to purchase an additional 13% interest in Savoy for $6 million which brings our total ownership to about 45%. The remaining $5 million will be used for general corporate purposes.

As discussed in prior filings, we have entered into significant related party capital transactions with the Yorktown group of companies. Yorktown owns about 55% of our common stock and represents one of the five seats on our board.

Results of Operations

In 2007, we have shipped coal to three utilities. We expect total coal shipments for 2007 to reach 980,000 tons. Starting in 2008 - 2013, we have contracts with multiple utilities; total annual sales range from 1.4 million tons per year to 1.9 million tons per year.

We expect to make a small profit for the fourth quarter.

We had no coal operations for the comparable periods in 2006; therefore, there is no need to discuss changes in the accounts.

The increase in property sales was due to the sale of San Juan as discussed below.

Interest income was less due to a significant lower amount of investable funds during the periods.

G&A increased due to the restricted stock grants to Mr. Stabio and Mr. Bilsland which were about $1.8 million. In addition, G&A related to the coal operations were about $700,000 during 2007; we had no such expenses in 2006.

The interest expense relates solely to the debt connected with the Sunrise acquisition.

Sale of Oil and Gas Properties

In early July 2007 we sold our interest in the San Juan properties for $2.3 million. We recognized a gain of about $1.8 million.

Other than our equity investment in Savoy, our remaining oil and gas properties are not significant and we will be making minimal disclosures, if any, regarding them.

Savoy

The decrease in the equity income was due to lower oil and gas sales of about $800,000 due to lower production and prices offset by lower exploration costs of about $370,000.

Restricted Stock Grants

On June 20, 2007, the Board authorized and granted the issuance of 600,000 shares of restricted stock. Victor Stabio, our CEO, received 390,000 shares, Brent Bilsland, Sunrise’s President, received 165,000 shares and two consultants received 45,000 shares. The Board allowed Mr. Stabio's shares to vest on July 9, 2007. Mr. Stabio's shares for GAAP accounting purposes were valued at $3.25 on the date of grant based on the closing price on that date. The Board allowed Mr. Bilsland's shares to vest on August 9, 2007. Mr. Bilsland's shares for GAAP accounting purposes were valued at $3.25 on the date of grant based on the closing price on that date. The other shares vest at the end of three years.

We took a charge of about $1.8 million for these vested shares. We will amortize $146,000 to expense over 36 months for the other shares.

Of the 390,000 shares granted to Mr. Stabio, 125,000 shares were relinquished back to the company as consideration for the income taxes due. Mr. Stabio also exercised 200,000 of his 400,000 options at an exercise price of $2.30 per share.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO, who is also our CFO, concluded that our disclosure controls and procedures are effective for the purposes discussed above. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 6.	EXHIBITS
(a)

10.1 - Subscription Agreement - Cortlandt S. Dietler
10.2 - Subscription Agreement - Murchison Capital Partners
10.3 - Subscription Agreement - Yorktown Energy Partners VII, L.P.
10.4 - Subscription Agreement - Lubar Equity Fund, LLC
10.5 - Subscription Agreement - Tecovas Partners V, L.P.
10.6 -- Purchase and Sale Agreement dated effective as of October 5, 2007 between Hallador Petroleum Company, as Purchaser and Savoy Energy Limited Partnership, as Seller
31 -- SOX 302 Certification
32 -- SOX 906 Certification

SIGNATURE
In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HALLADOR PETROLEUM COMPANY

Dated: November 14, 2007	By:	/S/ VICTOR P. STABIO CEO and CFO Signing on behalf of registrant and as principal financial officer.

EXHIBIT 31

CERTIFICATION

I, Victor P. Stabio, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB for the quarter ended September 30, 2007 of Hallador Petroleum Company;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and I have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors;

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2007

/S/VICTOR P. STABIO
VICTOR P STABIO
CEO and CFO

EXHIBIT 32

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hallador Petroleum Company (the "Company"), on Form 10-QSB for the period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2007	By:	/S/VICTOR P. STABIO VICTOR P. STABIO CEO and CFO