Form 10KSB
period 2007-12-31
HALLADOR PETROLEUM CO
filed 2008-03-28
CIK 788965

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

[ x ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
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

Our revenue for the year ended December 31, 2007 was about $30 million.

At March 27, 2008, we had 16,362,528 shares outstanding and the aggregate market value of such shares held by non-affiliates was about $7 million based on a closing price of $4.35.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

General Development of Business

Hallador Petroleum Company (Hallador), a Colorado corporation, was organized by our predecessor in 1949.  Over 90% of our stock is closely held, see Item 11 of this Form 10-KSB for a listing of our major shareholders.  Our stock is thinly traded on the OTC Bulletin Board.

In late 2006, we concluded to deemphasize our oil and gas operations and concentrate our efforts in the coal business.  In July 2007, we sold our San Juan gas properties; our remaining oil and gas properties are not significant.

With that in mind, the following events have occurred during the last two years:

In early January 2006, we signed a letter of intent with Sunrise Coal, LLC (Sunrise) to affect a reorganization/merger between Hallador and Sunrise, a private company not affiliated with the Yorktown group of companies.

During the first quarter of 2006, we loaned Sunrise $7 million in order for Sunrise to begin development of their second coal mine (the "Carlisle mine").  Their first mine, Howesville, began producing coal in November 2005.  Both mines are located in western Indiana.  During the second quarter of 2006, Sunrise entered into a $30 million line of credit with two Indiana banks, and our $7 million was repaid. We are the guarantor of this line of credit.  On May 1, 2006, Sunrise informed us that they intend to shut down the Howesville mine effective June 10, 2006 due to safety reasons.

Due to the shut down of the Howesville mine, all of our previous agreements with Sunrise were voided, and on July 31, 2006, we entered into a joint venture with Sunrise (JV) to develop the Carlisle mine.  Sunrise contributed all of their assets for a 40% interest and we agreed to a $20.5 million funding commitment (which we fulfilled during 2007) and guaranteed the aforementioned line of credit for a 60% interest.   Through approximately 88% of the JV's cash flow we are to receive $20.5 million plus interest at 10%.   Thereafter, cash flow will be distributed 60% to us and 40% to the original Sunrise members.  On July 31, 2006 (date of acquisition), we began consolidating the Sunrise joint venture.

Carlisle Mine

We sell all of our coal to producers of electric power.   Currently, we have only one mine (Carlisle) and three mid-west electric utility customers.  The Carlisle mine is located in western Indiana and was in the development stage through January 31, 2007.  First commercial production began February 5, 2007 and we sold 972,500 tons during 2007 at an average price of $28/ton FOB (freight on board) the mine.

We are talking to other coal purchasers about additional contracts, and if the rise in coal prices continues, we believe our coal production could peak at about 2.5 to 3 million tons per year in five or six years.  Recoverable reserves that are presently leased are about 36 million tons.  Additional unleased reserves that could be mined in the future are about 18 million tons.  There can be no assurance that we will be able to obtain suitable lease terms.

Our coal operations have about 148 employees, and are running three shifts to develop and mine the Carlisle reserves. The Carlisle mine is non-union.

The Coal Industry

During 2007, we sold substantially all of our coal to two utilities.   We currently have three contracts with three different utilities ranging from one year to six years.

We believe that rapid economic expansion in developing nations, particularly China and India, has increased global demand for coal. We expect coal exports from the United States to increase in response to growing global coal demand, particularly as some of the traditional coal export nations experience mine, port, and rail and labor challenges. We estimate that higher domestic demand for coal and higher U.S. coal exports will positively influence domestic coal demand. Additionally, we expect decreased production, particularly in the Central Appalachian region of the United States, to adversely impact domestic coal supply in the coming years. We anticipate continuing demand growth and weaker coal supplies to exert upward pressure on coal pricing in the future. As a result, we have not yet priced a large portion of our total reserves in order to take advantage of expected price increases.

Demand for coal is broadly influenced by weather. Weather patterns requiring greater use of air-conditioning or heating, translate into greater demand for coal-based electricity generation.

Coal is expected to remain the fuel of choice for domestic power generation through at least 2030, according to the Energy Information Administration (EIA). Through that time, we expect new technologies intended to lower emissions of mercury, sulfur dioxide, nitrogen oxide and particulate matter will be introduced into the power generation industry. We believe these technological advancements will help coal retain its role as a key fuel for electric power generation well into the future.

Prices for oil and natural gas in the United States have reached record levels because of increasing demand and tensions regarding international supply. Historically high oil and gas prices and global energy security concerns have increased government and private sector interest in converting coal into liquid fuel, a process known as liquefaction. Liquid fuel produced from coal can be refined further to produce transportation fuels, such as low-sulfur diesel fuel, gasoline and other oil products, such as plastics and solvents. Several coal-to-liquids projects are in the process of development.  We also expect advances in technologies designed to convert coal into electricity through coal gasification processes and to capture and sequester carbon dioxide emissions from electricity generation and other sources. These technologies have garnered greater attention in recent years due to developing concerns about the impact of carbon dioxide on the global climate. We believe the advancement of coal-conversion and other technologies represents a positive development for the long-term demand for coal.

U.S. Coal Production

The United States produces approximately one-fifth of the world’s coal production and is the second largest coal producer in the world, exceeded only by China. Coal in the United States represents approximately 94% of the domestic fossil energy reserves with over 250 billion tons of recoverable coal, according to the U.S. Geological Survey. The U.S. Department of Energy estimates that current domestic recoverable coal reserves could supply enough electricity to satisfy domestic demand for more than 200 years. Coal production in the United States has increased from 434 million tons in 1960 to approximately 1.2 billion tons in 2007 based on information provided by EIA.

The Illinois basin includes Illinois, Indiana and western Kentucky and is the major coal production center in the interior region of the United States. Coal from the Illinois basin varies in heat value and has high sulfur content. Despite its high sulfur content, coal from the Illinois basin can generally be used by some electric power generation facilities that have installed pollution control devices, such as scrubbers, to reduce emissions. We anticipate that Illinois basin coal will play an increasingly vital role in the U.S. energy markets in future periods.

Safety and Environmental Regulations

Our operations, like operations of other coal companies, are subject to regulation, primarily by federal and state authorities, on matters such as: air quality standards; reclamation and restoration activities involving our mining properties; mine permits and other licensing requirements; water pollution; employee health and safety; management of materials generated by mining operations; storage of petroleum products; protection of wetlands and endangered plant and wildlife protection.  Many of these regulations require registration, permitting, compliance, monitoring and self-reporting and may impose civil and criminal penalties for non-compliance.

Additionally, the electric generation industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for our coal over time. The possibility exists that new legislation or regulations may be adopted or that the enforcement of existing laws could become more stringent, causing coal to become a less attractive fuel source and reducing the percentage of electricity generated from coal. Future legislation or regulation or more stringent enforcement of existing laws may have a significant impact on our mining operations or our customers’ ability to use coal.

While it is not possible to accurately quantify the expenditures we incur to maintain compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. Federal and state mining laws and regulations require us to obtain surety bonds to guarantee performance or payment of certain long-term obligations, including mine closure and reclamation costs.

Mining Permits and Approvals

Numerous governmental permits or approvals are required for mining operations. When we apply for these permits and approvals, we may be required to prepare and present data to federal, state or local authorities data pertaining to the effect or impact that any proposed production or processing of coal may have upon the environment. The authorization, permitting and implementation requirements imposed by any of these authorities may be costly and time consuming and may delay commencement or continuation of mining operations. Regulations also provide that a mining permit or modification can be delayed, refused or revoked if an officer, director or a shareholder with a 10% or greater interest in the entity is affiliated with another entity that has outstanding permit violations. Thus, past or ongoing violations of federal and state mining laws could provide a basis to revoke existing permits and to deny the issuance of additional permits.

In order to obtain mining permits and approvals from state regulatory authorities, mine operators must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition. Typically, we submit the necessary permit applications several months or even years before we plan to begin mining a new area. Some of our required permits are becoming increasingly more difficult and expensive to obtain, and the application review processes are taking longer to complete and becoming increasingly subject to challenge.

Under some circumstances, substantial fines and penalties, including revocation or suspension of mining permits, may be imposed under the laws described above. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws.  Compliance with these laws has increased the cost of coal mining for domestic coal producers.

Mine Health and Safety Laws

Stringent safety and health standards have been imposed by federal legislation since Congress adopted the Mine Safety and Health Act of 1969. The Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed comprehensive safety and health standards on all aspects of mining operations. In addition to federal regulatory programs, the state in which we operate also has programs for mine safety and health regulation and enforcement.  In reaction to several mine accidents in recent years, federal and state legislatures and regulatory authorities have increased scrutiny of mine safety matters and passed more stringent laws governing mining. For example, in 2006, Congress enacted the Mine Improvement and New Emergency Response Act of 2006, which we refer to as the MINER Act. The MINER Act imposes additional obligations on coal operators including, among other things, the following:

•
development of new emergency response plans that address post-accident communications, tracking of miners, breathable air, lifelines, training and communication with local emergency response personnel;

•	establishment of additional requirements for mine rescue teams;

•	notification of federal authorities in the event of certain events;

•	increased penalties for violations of the applicable federal laws and regulations; and

•	requirement that standards be implemented regarding the manner in which closed areas of underground mines are sealed.

Coal Mining Methods

The geological characteristics of coal reserves largely determine the coal mining method employed. There are two primary methods of mining coal:  surface mining and underground mining.   The Carlisle mine is an underground mine, and is operated using room-and-pillar mining.

Room-and-pillar mining is effective for small blocks of thin coal seams. In room-and-pillar mining, we cut a network of rooms into the coal seam, leaving a series of pillars of coal to support the roof of the mine. We use continuous mining equipment to cut the coal from the mining face and battery shuttle cars to transport the coal to a conveyor belt for further transportation to the surface. The pillars generated as part of this mining method can constitute up to 50% of the total coal in a seam.

Coal Preparation

Coal extracted from Carlisle contains impurities, such as rock and sulfur impurities, and comes in a variety of different-sized fragments.  We use a coal preparation plant located at the mine. Our coal preparation plant allows us to treat the coal we extract from Carlisle to ensure a consistent quality.

Transportation

We sell our coal FOB the mine.  The electric utilities are currently using trucks to transport the coal.  Rail and trucks will be used in the future.

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

Competition

The coal industry is intensely competitive.  The most important factors on which we compete are coal quality, transportation costs from the mine to the customer and the reliability of supply. Most of our competitors are larger than us and have greater financial resources and larger reserve bases.

Additionally, coal competes with other fuels, such as nuclear energy, natural gas, hydropower, and petroleum for steam and electrical power generation. Costs and other factors, such as safety and environmental considerations, relating to these alternative fuels affect the overall demand for coal as a fuel.

Carlisle is a new mine and is operating in compliance with all local, state, and federal regulations.   Since Carlisle is new, we have no old mine properties to reclaim, other than the Howesville mine, which also was a new mine and operated for only eight months before it was closed.  During 2007, we finished Phase I of the reclamation of the Howesville mine.  To reach final reclamation we must raise commercial crops for a period of five years.

Our 45% Interest in Savoy Energy, L.P.

On December 31, 2005, we acquired a 32% interest in Savoy Energy, L.P. (Savoy), a private company engaged in the oil and gas business primarily in the State of Michigan.  A value of $6.1 million was assigned for this investment.  We account for our interest in Savoy using the equity method of accounting.

On October 5, 2007, we sold 3,564,517 shares of our common stock for about $11 million cash ($3.10 per share).  The shares were sold to our existing investors in a private placement transaction.  The proceeds from the sale were used to purchase an additional 13% interest in Savoy for $6 million which brings our total ownership to about 45%.  The remaining $5 million will be used for general corporate purposes.

Savoy's oil and gas properties are located primarily in the State of Michigan.  Savoy's condensed financial statements and reserve information are presented in Note 6 to our financial statements.

Other

We have no significant patents, trademarks, licenses, franchises or concessions.

Other than the coal employees in Indiana, we have four full-time employees and two part-time employees in Denver.  When needed we also engage consultants, accountants and attorneys on a fee basis.

Our office is located at 1660 Lincoln Street, Suite 2700, Denver, Colorado 80264, phone 303.839.5504, fax 303.832.3013.  Sunrise Coal, LLC is located at 6641 S. St. Rd. 46, Terre Haute, Indiana 47802, phone 812.894.3480, fax 812.894.3665.   Terre Haute is approximately 70 miles west of Indianapolis, Indiana.  We have no website.

ITEM 2.   DESCRIPTION OF PROPERTY

The Carlisle mine, located near the town of Carlisle in Sullivan County, Indiana, is an underground mine which became operational in January 2007; during 2006 the mine was under development.  The coal is accessed with a slope to a depth of 340'.   The coal is mined in the Indiana Coal V seam which is high volatile B bituminous coal.

Current mine plans indicates 13,500 acres of mineable coal greater than 4' thickness in the project area.  Of the 13,500 acres, 8,900 are currently under lease to Sunrise.  The Indiana V seam has been extensively mined by underground and surface methods in the general area and is the most economically significant coal in Indiana.

Findings are based on generally accepted engineering principles and professional experience in the mining industry.  All judgments are based on the facts that are available at this time.

Sunrise currently has approximately 3,575 acres under an approved Indiana permit.

Coal Reserve Estimates

The Mine Reserve estimate for the 8,900 leased acres was made utilizing Carlson mining 2007 (software developed by Carlson Software).  To convert volumes of coal to an in-place tonnage, a weight of 80 pounds/cubic foot was used.  To convert to product tonnage, a 55% mine recovery and an average of 79% washed recovery (coal only recovery, no out-of- seam dilution included) were used.

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

ADDITIONAL DISCLOSURES

1.
The Carlisle mine currently has road frontage on State Highway 58, and is adjacent to the CSX railroad.  Construction of a double 100 car loop facility is ongoing, and construction is planned to be completed during the second quarter 2008.  Currently, coal is being trucked from the Carlisle mine.

2.
Currently only the Indiana V seam is planned to be mined, and all of the controlled tonnage is leased to Sunrise.  Most leases have unlimited terms once mining has begun, and yearly payments or earned royalties are kept current.  Mineable coal thickness used is greater than four feet.  The current Carlisle mine plan is broken into four areas – North Main – South Main – West  Main – 2 South Main.  Approximately 66% of the total mine plan is currently under lease ("controlled").  It is believed that all additional property that would be required to access all lease areas can be obtained but, if some properties cannot be leased, some modification of the current mine plan would be required.  All coal should be mined within the terms of the leases. Leasing programs are continuing by Sunrise staff.

3.	Mine construction began in 2006 and the first coal sales were in February 2007.

4.
The Carlisle mine has a dual use slope for the main coal conveyor, the moving of supplies and personnel without a hoist.  There are two 8' diameter shafts at the base of the slope for mine ventilation.  The slope is 18' wide with concrete and steel arch construction.  All underground mining equipment is powered with electricity and underground compliant diesel.

5.
Current production capabilities are 1,600,000 tons per year.  Additional equipment is planned to increase production to 2 million tons per year by 2009.  Total reserves in the current mine plan (both controlled and uncontrolled) indicates approximately 28 years production at 2 million tons per year.   The mine plan is a basic room and pillar mine using a synchronized continuous miner section with no retreat mining.  Plans are for 60'x80'  pillars with 18' entries for our mains, and 60'x60' pillars with 20' entries in the rooms.

6.	The Carlisle mine has been in production since January 2007. The North Main and Sub Main #1 have been developed with both units currently setting up the first panels.

7.	Quality specifications for saleable product are 13-16% moisture; 10,900-11,400 BTU; 8-10% ash; and 5-6.5 LB SO2.

8.	The Carlisle mine has a 400 tons/hour raw feed wash plant. The wash plant is modular in construction and was designed and constructed on site so that capacity could be doubled if sales dictate.

9.	Mine dilution is assumed to be from 6% to 10% depending on seam height.

10.	Proven (measured) reserves are 21.9 million tons and probable (indicated) reserves are 14.6 million tons.

ITEM 3.    LEGAL PROCEEDINGS:  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol “HPCO.OB”.  The following table sets forth the high and low sales price for the periods indicated:

	High	Low
2008
(January 1 through March 27, 2008)	$4.50	$3.75
2007
First quarter	3.25	2.50
Second quarter	3.50	2.50
Third quarter	3.25	2.85
Fourth quarter	3.55	2.75
2006
First quarter	4.10	3.10
Second quarter	5.00	3.90
Third quarter	4.25	3.25
Fourth quarter	3.45	3.00

During the last two years no dividends were paid.  We have no present intention to pay any dividends in the foreseeable future.

At March 27, 2008, we have about 400 shareholders of record of our common stock and the last recorded sales price was $4.35.

Equity Compensation Plan Information

We have 550,000 options outstanding, at a weighted average exercise price of $2.30 and 200,000 options are available to be issued in the future.  Our stock option plan was not approved by security holders.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Our consolidated financial statements should be read in conjunction with this discussion.  Our primary operating property is the Carlisle coal mine located in western Indiana of which we own a 60% interest.  The Carlisle mine was in the development stage through January 31, 2007.  Commercial coal production began February 5, 2007.   We also have a 45% equity interest in Savoy Energy, L.P., an oil and gas company which has operations in Michigan.  Over 90% of our stock is closely held, see Item 11 of this Form 10-KSB for a listing of our major shareholders.  Our stock is thinly traded on the OTC Bulletin Board.

In late 2006, we concluded to deemphasize our oil and gas operations and concentrate our efforts in the coal business.  In July 2007, we sold our San Juan gas properties; our remaining oil and gas properties are not significant.

With that in mind, the following events have occurred during the last two years:

In early January 2006, we signed a letter of intent with Sunrise Coal, LLC (Sunrise) to affect a reorganization/merger between Hallador and Sunrise, a private company not affiliated with the Yorktown group of companies.

During the first quarter of 2006, we loaned Sunrise $7 million in order for Sunrise to begin development of their second coal mine (the "Carlisle mine").  Their first mine, Howesville, began producing coal in November 2005.  Both mines are located in western Indiana.  During the second quarter of 2006, Sunrise entered into a $30 million line of credit with two Indiana banks, and our $7 million was repaid. We are a guarantor of this line of credit.  On May 1, 2006, Sunrise informed us that they intend to shut down the Howesville mine effective June 10, 2006 due to safety reasons.

Due to the shut down of the Howesville mine, all of our previous agreements with Sunrise were voided, and on July 31, 2006, we entered into a joint venture with Sunrise (JV) to develop the Carlisle mine.  Sunrise contributed all of their assets for a 40% interest and we agreed to a $20.5 million funding commitment (which we fulfilled during 2007) and guaranteed the aforementioned line of credit for a 60% interest.   Through approximately 88% of the JV's cash flow we are to receive $20.5 million plus interest at 10%.   Thereafter, cash flow will be distributed 60% to us and 40% to the original Sunrise members.  On July 31, 2006 (date of acquisition), we began consolidating the Sunrise joint venture.

We have entered into significant equity transactions with Yorktown and other entities that invest with Yorktown.  Yorktown, our largest shareholder, owns about 55% of our common stock and represents one of the five seats on our board.

Liquidity and Capital Resources

In late June 2007, our Indiana banks agreed to increase the Sunrise line of credit (LOC) from $30 million to $40 million. The additional funds were used to purchase certain mining equipment, build a rail loop, and for working capital.  Our current production capacity is 1,600,000 tons per year.  As of December 31, 2007, we have drawn down about $35.4 million; plus we have outstanding letters of credit for another $3 million that leaves us with about $1 million left on the $40 million LOC.  The current interest rate is LIBOR (3.15%) plus 3.55% or 6.7%.  As discussed below, Sunrise entered into two interest rate swaps. Under the LOC with the banks no principal payments are due until the end of July 2008; assuming the full $40 million LOC is drawn, we will begin making monthly payments (principal and interest) of about $600,000 through June 2015.

We have entered into two interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement is relative to the $30 million LOC and is effective commencing July 15, 2007 and matures on July 15, 2012. The second swap agreement relates to the additional $10 million that increased Sunrise's LOC to $40 million. This second swap agreement went into effect on December 28, 2007 and matures on December 28, 2011.  The two swap agreements fix our interest rate at about 8.8%. At December 31, 2007, we recorded the estimated fair value of the two swaps as a $1.18 million liability with a corresponding charge to interest expense.  At March 20, 2008, the estimated fair value of the interest rate swaps was a liability of about $2.2 million.

Accounting rules require us to recognize all derivatives on the balance sheet at estimated fair value. Derivatives that are not hedges must be adjusted to estimated fair value through earnings. We have no derivatives designated as a hedge.

We have no off-balance sheet arrangements.

Advances to Sunrise

In order to expand coal production at the Carlisle mine, additional capital is necessary to purchase  mining equipment.  We are in discussions to advance $2-$3 million to Sunrise during 2008 and enter into a separate loan agreement with our banks for an additional $2-$3 million.

Terms for the new short-term line of credit are being discussed among Sunrise, us, and the banks.  In early February 2008, we advanced Sunrise $1 million pending finalization of the terms for this new line.

Results of Operations

Coal sales began in February 2007 and for the year 2007 we sold 972,500 tons at an average selling price of about $28/ton.  During the periods 2008 - 2013, we have contracts with three utilities.  We anticipate our sales under these contracts to range from 1.4 million tons per year to 1.9 million tons per year.

We had no coal operations for the comparable periods in 2006; therefore, there is no need to discuss changes in these accounts.

The increase in property sales was due to the sale of our San Juan reserves as discussed below.

Interest income was less due to a significantly lower amount of investable funds during the year.

G&A increased due to the restricted stock grants to Mr. Stabio, our CEO, and Mr. Bilsland, Sunrise's President, which were about $1.8 million.  In addition, G&A related to our coal operations were about $900,000 during 2007; we had no such expenses in 2006.

The interest expense relates solely to the debt connected with the Sunrise acquisition.

The income tax benefit of $118,000 in 2006 was a result of an over-accrual of the 2005 tax provision.

On July 31, 2006 (date of acquisition), we began consolidating the Sunrise JV; because, at the date of acquisition, the original Sunrise members had not contributed capital in excess of accumulated losses (resulting primarily from the Howesville mine closure), we have reflected Sunrise's entire losses for the period since the acquisition. In the first quarter 2007, sufficient capital contributions were made so that we began recording a minority interest of 12% of the Sunrise losses.

The reduction in the equity in Savoy was due to (i) a $550,000 reduction in Savoy's net income of which we had a 32% share through September 30, 2007 and a 45% share thereafter; and (ii) in 2006 we amortized the difference between the purchase price and our pro rata share of our equity in Savoy using proved reserves and for 2007 we amortized such amounts using proved developed reserves.

Sale of Oil and Gas Properties

In early July 2007 we sold our interest in the San Juan properties for $2.3 million.  We recognized a gain of about $1.7 million.  During 2007, certain unproved properties were sold resulting in a gain of about $200,000.

Other than our equity investment in Savoy, our remaining oil and gas properties are not significant and we will be making minimal disclosures, if any, regarding them.

Critical Accounting Estimate and Significant Accounting Policies

We believe that the estimate of our coal reserves is our only critical accounting estimate.  Since the Carlisle mine has only been in production since February 2007, we do not have a long history to rely on.  Our engineer that prepared the reserve estimates does have over 20 years of experience.  The reserve estimates are used in the DD&A calculation and in our impairment test.  If these estimates turn out to be materially under or over-stated then our DD&A expense and impairment test would be affected.

Our significant accounting policies are set forth in Note 1 to the Financial Statements.

New Accounting Pronouncements

Other than SFAS 160, none of the recent FASB pronouncements had, or will have any material effect on us.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. This statement requires an entity to separately disclose non-controlling interests as a separate component of equity in the balance sheet and clearly identify on the face of the income statement net income related to non-controlling interests. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement will change how we present our consolidation with Sunrise.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hallador Petroleum Company
Denver, Colorado

We have audited the consolidated balance sheet of Hallador Petroleum Company and Subsidiaries as of December 31, 2007 and the consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Hallador Petroleum Company and Subsidiaries, as of December 31, 2007 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 25, 2008
Denver, Colorado

Consolidated Balance Sheet
December 31, 2007
(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,978
Certificate of deposit – restricted	1,800
Accounts receivable	2,361
Coal inventory	92
Other	861
Total current assets	12,092

Coal properties, at cost	64,685
Less – accumulated depreciation, depletion, and amortization	(2,743)
61,942

Investment in Savoy	11,893

Other assets	1,330
$87,257

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,893
Accounts payable and accrued liabilities	5,550
Interest rate swaps, at estimated fair value	1,181
Other	620
Total current liabilities	9,244

Long-term liabilities:
Bank debt, net of current portion	33,464
Asset retirement obligations	646
Contract termination obligation	4,346
Total long-term liabilities	38,456

Total liabilities	47,700

Minority interest	384

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.10 par value, 10,000,000 shares authorized; none issued
Common stock, $.01 par value, 100,000,000 shares authorized; 16,362,528 shares issued	163
Additional paid-in capital	44,990
Accumulated deficit	(5,980)
Total stockholders' equity	39,173
$87,257

See accompanying notes.

Consolidated Statement of Operations
For the years ended December 31,
(in thousands, except per share data)

	2007	2006

Revenue:
Coal sales	$27,228	$
Gain on sale of oil and gas properties	1,933		378
Equity income – Savoy	35		353
Interest income	244		804
Other	289		153
	29,729		1,688

Costs and expenses:
Cost of coal sales	21,866
DD&A	2,420
G&A	4,161		1,935
Interest	4,113		695
	32,560		2,630

Loss before minority interest and income taxes	(2,831)		(942)

Minority interest	416
Loss before income taxes	(2,415)		(942)

Income tax benefit			118

Net loss	$(2,415)		$(824)

Net loss per share, basic	$(0.18)		$(.07)

Weighted average shares outstanding-basic	13,300		11,715

See accompanying notes.

Condensed Consolidated Statement of Cash Flows
For the years ended December 31,
(in thousands)

	2007	2006
Operating activities:
Net loss	$(2,415)	$(824)
Minority interest	(416)
Equity income of Savoy	(35)	(353)
Gain on sale of oil and gas properties	(1,933)	(378)
Depreciation, depletion, and amortization	2,420
Change in fair value of interest rate swaps	1,181
Stock-based compensation	1,899	460
Other	195	(59)
Change in current assets and liabilities:
Accounts receivable	(2,361)
Inventory	(92)
Accounts payable and accrued liabilities	1,368	(779)
Other	(136)	(165)
Cash used in operating activities	(325)	(2,098)
Investing activities:
Certificate of deposit	(1,800)
Capital expenditures for coal properties	(17,244)	(10,215)
Sales of oil and gas properties	2,548	3,423
Investment in Savoy	(6,020)
Distributions from Savoy	211	518
Investment in Sunrise, net of acquired cash of $1,892		(5,895)
Other	88	32
Cash used in investing activities	(22,217)	(12,137)
Financing activities:
Proceeds from bank debt	10,140	2,180
Stock sale to related parties	11,050	7,000
Capital contributions from Sunrise minority owners	800
Proceeds from exercise of stock options	460
Other	(136)
Cash provided by financing activities	22,314	9,180
Decrease in cash and cash equivalents	(228)	(5,055)
Cash and cash equivalents, beginning of year	7,206	12,261
Cash and cash equivalents, end of year	$6,978	$7,206

Cash paid for interest (net of amount capitalized)	$-2,290	$695
Cash paid for income taxes		$439
Non-cash investing activity -accounts payable for coal properties	$2,136

See accompanying notes

Statement of Stockholders' Equity
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Balance December 31, 2005	$90	$24,194	$(2,741)	$21,543

Stock sale to Yorktown and others (3,181,816 shares)	31	6,969		7,000

Stock-based compensation		460		460

Net loss			(824)	(824)

Balance December 31, 2006	121	31,623	(3,565)	28,179

Stock sale to Yorktown and others (3,564,517 shares)	36	11,014		11,050

Exercise of 200,000 stock options	2	458		460

Restricted stock awards	4	1,393		1,397

Stock-based compensation		502		502

Net loss			(2,415)	(2,415)

Balance December 31, 2007	$163	$44,990	$(5,980)	$39,173

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of Hallador Petroleum Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  We are engaged in the production of coal from a shallow underground mine located in western Indiana.  We also own a 45% equity interest in Savoy Energy, L.P., a private oil and gas company which has operations in Michigan.

We have entered into significant equity transactions with Yorktown and other entities that invest with Yorktown.  Yorktown currently owns about 55% of our common stock and represents one of the five seats on our board.

Reclassification

Certain amounts in the 2006 financial statements have been reclassified to conform with the classifications in the current year's statement with no effect on previously-reported net income.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period. Expenditures that extend the useful lives of existing property, plant and equipment or increase the productivity of the assets are capitalized. The cost of maintenance and repairs that do not extend the useful lives or increase the productivity of the assets are expensed as incurred. Property, plant and equipment are depreciated using the units of production method over the estimated recoverable reserves.

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

For the period from July 31, 2006 (date of Sunrise acquisition) through December 31, 2006, we capitalized $403,000 of interest.  During 2007 we capitalized $148,000 of interest.

Coal properties, at cost:
Coal lands and mineral rights	$15,545
Plant and equipment	32,123
Deferred mine development	17,017
64,685

Less - accumulated depreciation, depletion, and amortization	(2,743)
$61,942

Deferred Mine Development

Costs of developing new coal mines, including asset retirement obligation assets, or significantly expanding the capacity of existing mines, are capitalized and amortized using the units of production method over estimated recoverable (proved and probable) reserves.

Coal Land and Mineral Rights

Certain of our coal reserves were obtained through leases. The cost of those leases is capitalized and will be depleted using the units of production method over estimated recoverable (proved and probable) reserves.

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

Obligations are reflected at the present value of their discounted cash flows.  We reflect accretion of the obligations for the period from the date they are incurred through the date they are extinguished. The asset retirement obligation assets are amortized using the units of production method over estimated recoverable (proved and probable) reserves.

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

The following table reflects the changes to our ARO:

Balance, January 1, 2007	$912
Accretion	38
Settlements	(304)
Balance, December 31, 2007	$646

Customers

Coal sales began in February 2007 and for the year 2007 we sold 972,500 tons at an average selling price of about $28/ton to three customers.  One customer purchased 55% and another purchased 38%.

Statement of Cash Flows

Cash equivalents include investments, which includes mutual funds, with maturities when purchased of three months or less.

Income Taxes

Income taxes are provided based on the liability method of accounting pursuant to SFAS 109, Accounting for Income Taxes.  The provision for income taxes is based on pretax financial taxable income.  Deferred tax assets and liabilities are recognized for the future expected tax consequences of temporary differences between income tax and financial reporting and principally relate to differences in the tax basis of assets and liabilities and their reported amounts, using enacted tax rates in effect for the year in which differences are expected to reverse.  We have concluded it is more likely than not that none of our deferred tax assets will be realized.

Earnings per Share

We follow the provisions of SFAS 128, Earnings Per Share.  Basic earnings per share are computed based on the weighted average number of common shares outstanding.  Diluted earnings per share are computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding stock options.  Diluted earnings per share for the year ended December 31, 2007 excludes 750,000 shares issuable for outstanding stock options as their effect was antidilutive.

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

Revenue Recognition

We recognize revenue from coal sales at the time risk of loss passes to the customer at contracted amounts.

Concentration of Credit Risk

We market our coal to three electric utilities in Indiana.  We are paid every two to four weeks and do not expect any credit losses.

Long-term Contract

The Carlisle mine, our primary asset, was under development during 2006 and first sales occurred in February 2007. A large portion of our current production capacity is contracted with two utilities for six years.  One of our coal contracts is contracted at market prices that were in effect at July 1, 2005.  The second contract, our most recent contract, is contracted at current market prices and we started shipments in January 2008.  We are talking to other coal purchasers about additional contracts, and if coal prices continue to rise, we believe coal production could peak at about 3 million tons per year in five or six years. Recoverable reserves that are presently leased are about 36 million tons.

Transportation

Currently, we depend on truck transportation to deliver coal to our customers.  During 2008, we will use both truck and rail transportation.  Disruption of these services due to weather, mechanical issues, strikes, lockouts, bottlenecks and other events may have a temporary adverse impact on shipments and, consequently, to coal sales.

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method.  Future amortization of transitional stock based compensation expense is expected to be $120,000 for 2008.

We estimated the fair value of the option grant using the Black-Scholes option-pricing model, with the following assumptions: (i) risk free interest rate of 4.24%; (ii) expected life of 10 years; (iii) expected volatility of 120%; and (iv) expected default rate of 5%, and (v) no dividend yield.  At December 31, 2007, our 550,000 outstanding stock options had a remaining contractual maturity of eight years and an aggregate intrinsic value of about $660,000. At December 31, 2007, 300,000 stock options were vested and exercisable with an aggregate intrinsic value of approximately $360,000.

The compensation expense related to this plan was $478,000 for 2007 and $460,000 for 2006. The impact on earnings per share was $.04 for each year.

No options were granted during 2006 and 2007.

New Accounting Pronouncements

Other than SFAS 160, none of the recent FASB pronouncements had, or will have any material effect on us.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. This statement requires an entity to separately disclose non-controlling interests as a separate component of equity in the balance sheet and clearly identify on the face of the income statement net income related to non-controlling interests. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement will change how we present our consolidation with Sunrise.

(2)           Income Taxes (in thousands)

We had no tax provision for 2007 and our 2006 provision was a federal benefit of $118,000.

Our income tax is different than the expected amount computed using the applicable federal and state statutory income tax rates.  The reasons for and effects of such differences are as follows:

	2007	2006

Expected amount	$(821)	$(320)
State income taxes, net of federal benefit	(70)	(31)
Change in valuation allowance	915	123
Other	(24)	110
	$0	$(118)

The deferred tax assets and liabilities resulting from temporary differences between book and tax basis are comprised of the following at December 31, 2007:

Long-term deferred tax assets:
Federal net operating loss carry forwards	$2,734
Stock-based compensation	219
Investment in Savoy	567
Other	313
Valuation allowance	(1,257)
Net long-term deferred tax assets	2,576
Long-term deferred tax liabilities:
Investment in Sunrise Coal	2,576

Net	$-

At December 31, 2007, we had federal net operating loss carry forwards of about $8.8 million.   These NOLs will expire from 2026 to 2027.

(3)           Restricted Stock and Stock Options

Restricted Stock

On June 20, 2007, our Board authorized and granted the issuance of 600,000 shares of restricted stock.  Victor Stabio, our CEO, received 390,000 shares, Brent Bilsland, Sunrise’s President, received 165,000 shares and two consultants received 45,000 shares.  The Board allowed Mr. Stabio's shares to vest on July 9, 2007.  Mr. Stabio's shares for GAAP accounting purposes were valued at $3.25 on the date of grant based on the closing price on that date.  The Board allowed Mr. Bilsland's shares to vest on August 9, 2007.  Mr. Bilsland's shares for GAAP accounting purposes were valued at $3.25 on the date of grant based on the closing price on that date.  The other shares vest at the end of three years.

We took a charge of about $1.8 million for these vested shares.  We will amortize $146,000 to expense over 36 months for the other shares.  We recorded stock based compensation of $24,000 related to the 45,000 shares issued to consultants which are not yet vested.

Of the 390,000 shares granted to Mr. Stabio, 125,000 shares were relinquished back to the company as consideration for the income taxes due.  Mr. Stabio also exercised 200,000 of his 400,000 options at an exercise price of $2.30 per share.

Stock Options

In April 2005, we granted 750,000 options at an exercise price of $2.30.  These options vest at 1/3 per year from the date of grant and expire in April 2015.  On July 9, 2007 Mr. Stabio, our CEO, exercised 200,000 options, which are now available for re-issuance.  During 2006 no options were exercised nor granted and no options were granted during 2007.

(4)           Sunrise Coal Acquisition

In early January 2006, we signed a letter of intent with Sunrise Coal, LLC (Sunrise) to affect a reorganization/merger between Hallador and Sunrise, a private company not affiliated with the Yorktown group of companies.

During the first quarter of 2006, we loaned Sunrise $7 million in order for Sunrise to begin development of their second coal mine (the "Carlisle mine").  Their first mine, Howesville, began producing coal in November 2005.  Both mines are located in western Indiana.  During the second quarter of 2006, Sunrise entered into a $30 million line of  credit with two Indiana banks, and our $7 million was repaid. We are a guarantor of this line of credit.  On May 1, 2006, Sunrise informed us that they intend to shut down the Howesville mine effective June 10, 2006 due to safety reasons.

Due to the shut down of the Howesville mine, all of our previous agreements with Sunrise were voided, and on July 31, 2006, we entered into a joint venture with Sunrise to develop the Carlisle mine.  Sunrise contributed all of their assets for a 40% interest and we agreed to a $20.5 million funding commitment (which we fulfilled during 2007) and guaranteed the aforementioned line of credit for a 60% interest.   Through approximately 88% of the JV's cash flow we are to receive $20.5 million plus interest at 10%.   Thereafter, cash flow will be distributed 60% to us and 40% to the original Sunrise members.

On July 31, 2006 (date of acquisition), we began consolidating the Sunrise JV; because, at the date of acquisition, the original Sunrise members had not contributed capital in excess of accumulated losses (resulting primarily from the Howesville mine closure), we have reflected Sunrise's entire losses for the period since the acquisition. In the first quarter 2007, sufficient capital contributions were made so that we began recording a minority interest of 12% of the Sunrise losses.

The following table summarizes the costs and allocations of the Sunrise acquisition:

Acquisition costs:
Cash consideration	$7,500
Direct acquisition costs	308
$7,808

Allocation of acquisition costs:
Current assets	$1,892
Coal properties	35,400
Other assets	192
Liabilities assumed	(29,676)
$7,808

Included in liabilities assumed for the Sunrise acquisition is the estimated present value of the possible contract termination obligation (about $4 million; $4.3 million considering accretion charges) with the utility that was to purchase the coal from the Howesville mine; such mine was closed for safety reasons in June 2006.  This obligation was based on an offer made to the utility at the time, but such offer was never accepted and has since been withdrawn.  Our legal counsel has advised us that we have a strong force majeure case regarding the closing of the mine since it was closed for safety reasons.   This same utility is one of the major customers of the Carlisle mine.  Although we believe we have a strong force majeure case, we have decided to leave the $4.3 million obligation on our balance sheet pending a final resolution of this matter.  At this point we have no offer on the table to the utility; however, negotiations continue with the utility.  Beginning January 1, 2008 we will cease recording accretion charges.

(5)           Notes Payable

In late June 2007, our Indiana banks agreed to increase the Sunrise line of credit (LOC) from $30 million to $40 million.  We are the guarantor of this LOC. The additional funds were used to purchase certain mining equipment, build a rail loop, and for working capital. As of December 31, 2007, we have drawn down about $35.4 million; plus we have outstanding letters of credit for another $3 million that leaves us with about $1 million left on the $40 million LOC.  The current interest rate is LIBOR (3.15%) plus 3.55% or 6.7%.  As discussed below, Sunrise entered into two interest rate swaps.

Under the LOC no principal payments are due until the end of July 2008; assuming the full $40 million LOC is drawn, we will begin making monthly payments (principal and interest) of about $600,000 through June 2015.

We have entered into two interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement is relative to the $30 million LOC and is effective commencing July 15, 2007 and matures on July 15, 2012. The second swap agreement relates to the additional $10 million that increased Sunrise's LOC to $40 million. This second swap agreement is effective commencing December 28, 2007 and matures on December 28, 2011. The two swap agreements fix our interest rate at about 8.8%. At December 31, 2007, we recorded the estimated fair value of the two swaps as a $1.18 million liability with a corresponding charge to interest expense.

Accounting rules require us to recognize all derivatives on the balance sheet at estimated fair value. Derivatives that are not hedges must be adjusted to estimated fair value through earnings. We have no derivatives designated as a hedge.

Aggregate contractual maturities of debt are $1,893,000 in 2008, $4,035,000 in 2009, $4,389,000 in 2010, $4,775,000 in 2011, $5,194,000 in 2012 and $15,071,000 thereafter.

(6)           Equity Investment in Savoy

On December 31, 2005, we acquired a 32% interest in Savoy Energy L.P., a private company engaged in the oil and gas business primarily in the State of Michigan.  A value of $6.1 million was assigned for this investment.   On October 5, 2007, we acquired for $6 million an additional 13% interest in Savoy, bringing our total interest to about 45%.  We account for our interest in Savoy using the equity method of accounting.

Below (in thousands) are:   (i) a condensed balance sheet at December 31, 2007, and (ii) a condensed statement of operations for the years ended December 31, 2007 and 2006.

Condensed Balance Sheet

Current assets	$14,600
PP&E, net	10,700
$25,300

Total liabilities	$3,900
Partners' capital	21,400
$25,300

Condensed Statement of Operations

	2007	2006

Revenue	$6,220	$6,850
Expenses	(5,270)	(5,350)
Net income	$950	$1,500

For 2007, the difference between the purchase price and our pro rata share of the equity of Savoy was amortized based on Savoy's units of production rate using proved developed oil and gas reserves.  Such amount was $279,000 for 2007 and $127,000 for 2006. For 2006 such amounts were amortized using proved reserves.

Unaudited

Our 45% equity interest in Savoy's proved developed oil and gas reserves at December 31, 2007 were 86,000 barrels and 581,000 mcf, respectively.   Our equity interest in Savoy's standardized measure of discounted future net cash flows at December 31, 2007 was about $5.7 million.

(7)           Commitments and Contingencies

During the fourth quarter we entered into a lease agreement with Joy Manufacturing for a flexible conveyor train (FCT). A FCT operates in a way that eliminates the need for underground coal-hauling trucks.  The original intent was for the FCT to be placed in service during the fourth quarter 2008.  Recently, we have encountered mining conditions that are not compatible with an FCT and are in discussions with Joy to delay the commencement of the lease for two years.  In December 2007, we made a $100,000 deposit and annual lease payments could be in the $2 - $3 million range based upon quantities of coal produced.

(8)           Sale of Oil and Gas Properties

In early July 2007 we sold our interest in the San Juan properties for $2.3 million.  We recognized a gain of about $1.7 million.  During 2007, certain unproved properties were sold resulting in a gain of about $200,000.

(9)           Subsequent Events

In order to expand coal production at the Carlisle mine, additional capital is necessary to purchase mining equipment.  We are in discussions to advance $2-$3 million to Sunrise during 2008 and enter into a separate loan agreement with our banks for an additional $2-$3 million.

Terms for the new short-term line of credit are being discussed among Sunrise, us, and the banks.  In early February 2008, we advanced Sunrise $1 million pending finalization of the terms for this new line.

On March 24, 2008, our Board authorized the creation of a restricted stock units plan.  The Board authorized up to 450,000 units to be issued over the next several years.  These units are to be granted to certain key employees of Sunrise.  The terms and grant dates are yet to be determined.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A(T).  CONTROLS AND PROCEDURES

Disclosure Controls

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

Internal Control Over Financial Reporting (ICFR)

We are responsible for establishing and maintaining adequate ICFR.

We assessed the effectiveness of our ICFR based on criteria for effective ICFR described in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, we concluded that we maintained effective ICFR as of December 31, 2007.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report from EKS&H, our auditors, regarding ICFR.  Our report was not subject to attestation by EKS&H pursuant to temporary rules of the SEC that permit us to provide only our report in this annual report.

ITEM 8B.       OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

CORTLANDT S. DIETLER, 86, has served as a director since 1995 and is currently the owner of Poison Spider Oil Company LLC.  From April 1995 through September 1, 2006, he was Chairman of the Board of TransMontaigne, Inc. and Chief Executive Officer of TransMontaigne from April 1995 through September 1999.  Mr. Dietler is also a director of Cimarex Energy Co., Ellora Energy, and National Energy Resources Acquisition Company.

DAVID HARDIE, 57, is the Chairman of the Board and has served as a director since July 1989.  He is the President of Hallador Investment Advisors Inc., which manages Hallador Equity Fund, Hallador Fixed Income Fund, Hallador Alternative Assets Fund and Hallador Balance Fund; he also is a General Partner of Hallador Venture Partners LLC, the General Partner of Hallador Venture Fund II & III.  Mr. Hardie is and serves as a director and partner of other private entities that are owned by members of his family and is also a director of Sunrise Coal, LLC. Mr. Hardie is a graduate of California Polytechnic University, San Luis Obispo.  He also attended the Owner/President Management program offered by Harvard Business School.

STEVEN HARDIE, 54, has been a director since 1994.  He and David Hardie are brothers.  For the last 24 years he has been a private investor.  He is the Vice- President of Hallador Investment Advisors, which manages Hallador Equity Fund, Hallador Fixed Income Fund, Hallador Alternative Assets Fund and Hallador Balance Fund. He also serves as a director and partner of other private entities that are owned by members of his family.

BRYAN H. LAWRENCE, 65, has been one of our directors since November 1995.  He is a founder and senior manager of Yorktown Partners LLC which manages investment partnerships formerly affiliated with Dillon, Read & Co. Inc., an investment-banking firm (Dillon Read).  He had been employed with Dillon, Read since 1966, serving most recently as a Managing Director until the merger of Dillon, Read with SBC Warburg in September 1997.  He also serves as a Director of Approach Resources, Inc.,  Star Gas Partners, L.P., Crosstex Energy, Inc. and Crosstex Energy, L.P. (each a United States public company), Winstar Resources Ltd. (a Canadian Public Company) and certain non-public companies in the energy industry in which Yorktown partnership holds equity interests, one of which is Sunrise Coal, LLC.  Mr. Lawrence is a graduate of Hamilton College and has a MBA from Columbia University.

VICTOR P. STABIO, 60, is our President, CEO, CFO and a director.  He joined us in March 1991 as our President and CEO and has been active in the oil and gas business for the past 32 years. Mr. Stabio is a director of Sunrise Coal, LLC.

BRENT K. BILSLAND, 34, has been President and a director of Sunrise Coal, LLC since July 31, 2006.   Previously, Mr. Bilsland was Vice President of Knapper Corporation, a family owned farming business from 1998 to 2004.  Mr. Bilsland is a graduate of Butler University located in Indianapolis, Indiana.  Mr. Bilsland is a 4% owner of Sunrise Coal, LLC.

LARRY MARTIN, 42, was appointed Chief Financial Officer of Sunrise Coal, LLC on January 29, 2008.  Prior to his employment with Sunrise in October 2007, he worked 11 years for Clifton Gunderson (12th largest U.S. Public Accounting Firm) from January 1989 to October 2007.  Mr. Martin was a Senior Manager in Tax for the previous 6 years and an Audit Senior Manager for the 5 preceding years.   Mr. Martin is a graduate from Indiana State University and has his Bachelor of Science in Accounting.  He received his C.P.A in 1991.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors, executive officers and 10% shareholders are required to report any stock transactions in a timely manner on Forms 3, 4 or 5.   The table below lists the persons or entities that had late filings for transactions during 2007.

Name and principal position	Number of late reports	Transactions not timely reported
Yorktown Energy VII, LP	1	1
Cortlandt S. Dietler	1	1
Victor P. Stabio	1	3
Brent Bilsland	1	1

Our Code of Ethics is filed as Exhibit 14 to this Form 10-KSB.

 ITEM 10.        EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
(a)	(b)	(c )	(d)	(e) (1)	(i) (2)	(j)

Victor P. Stabio, CEO	2007 2006	$144,000 140,000	$36,000 50,000	$1,268,000	$245,000(2)	$ 1,448,000 435,000
Brent Bilsland, President - Sunrise	2007	90,000	15,000	536,000	3,000	644,000

(1)  These restricted stock grants fully vested during 2007.

(2) Represents a cash payment under a compensation plan relating to an option to purchase an interest in Hallador Petroleum, LLP which was liquidated in 2005.

In April 2005, we granted 750,000 options at an exercise price of $2.30 per share to our employees of which 400,000 were issued to Mr. Stabio.  On July 9, 2007 Mr. Stabio exercised 200,000 options at an exercise price of $2.30.   No options were granted or exercised in 2006.

At December 31, 2007, Mr. Stabio's in-the-money value of his exercisable (66,666) and unexercisable (133,334) options was about $240,000.

Compensation of Directors

Our directors are not compensated for sitting on our board.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table is as of March 27, 2008.

Name	No. Shares (1)	% of Class (1)

Bryan H. Lawrence (2)	9,026,521	55

David Hardie and Steven Hardie as Nominee for Hardie Family Members (3)	3,550,370	22

Victor P. Stabio(4)	671,093	4

Brent K. Bilsland	165,000	1

Cortlandt S. Dietler	96,129	<1

All directors and executive officers as a group	13,515,863	82

Lubar & Associates (5)	1,493,018	9

(1)	Based on total outstanding shares of 16,362,528. Beneficial ownership of certain shares has been, or is being, specifically disclaimed by certain directors in ownership reports filed with the SEC.
(2)
Mr. Lawrence’s address is 410 Park Avenue, 19th Floor, New York, NY 10022.  Mr. Lawrence owns 50,000 shares directly, and the remainder is held by Yorktown Energy Partners VI, L.P., and Yorktown Energy Partners VII, L.P., both affiliated with Mr. Lawrence.

(3)	The Hardie family business address is 3000 S Street, Suite 200, Sacramento, California, 95816.
(4)	Includes 200,000 options exercisable within sixty days of March 27, 2008.
(5)	Lubar & Associates address is 700 North Water Street, Suite 1200, Milwaukee, WI 53202.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

We had three board meetings and four audit committee meetings during 2007 and all members attended at least 75% of the meetings.

We have entered into significant equity transactions with Yorktown and other entities that invest with Yorktown.  Yorktown, our largest shareholder, owns about 55% of our common stock and represents one of the five seats on our board.

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

10.16	Reimbursement Agreement, dated April 19, 2006, between Hallador Petroleum Company and Sunrise Coal, LLC (12)
10.17	Membership Interest Purchase Agreement dated July 31, 2006 by and between Hallador Petroleum Company and Sunrise Coal, LLC. (13)

10.18	Subscription Agreement - by and between Hallador Petroleum Company and Yorktown Energy Partners VII, L.P., et al dated October 5, 2007 (14)
10.19	Subscription Agreement - by and between Hallador Petroleum Company and Cortlandt S. Dietler dated October 5, 2007. (14)
10.20	Subscription Agreement - by and between Hallador Petroleum Company and Tecovas Partners V LP dated October 5, 2007. (14)
10.21	Subscription Agreement - by and between Hallador Petroleum Company and Lubar Equity Fund LLC dated October 5, 2007. (14)
10.22	Subscription Agreement - by and between Hallador Petroleum Company and Murchison Capital Partners LP dated October 5, 2007. (14)
10.23	Purchase and Sale Agreement dated effective as of October 5, 2007 between Hallador Petroleum Company, as Purchaser and Savoy Energy Limited Partnership, as Seller
10.24	First Amendment to Credit Agreement, Waiver and Ratification of Loan Documents dated June 28, 2007 by and between Sunrise Coal, LLC, Hallador Petroleum Company and Old National Bank (15)
10.25	Amended and Restated Continuing Guaranty, dated as of June 28, 2007, between Hallador Petroleum Company, Sunrise Coal, LLC, and Old National Bank. (16)
10.26	Hallador Petroleum Company Restricted Stock Unit Issuance Agreement dated as of June 28, 2007, between Hallador Petroleum Company and Victor P. Stabio(16)*
10.27	Hallador Petroleum Company Restricted Stock Unit Issuance Agreement dated as of June 28, 2007, between Hallador Petroleum Company and Brent Bilsland(17)*
14.	Code Of Ethics For Senior Financial Officers. (14)
21.1	List of Subsidiaries (2)
31	SOX 302 Certification (17)
32	SOX 906 Certification (17)
-----------------------------------------------
(1) Incorporated by reference (IBR) to the 1989 Form 10-K.	(10) IBR to Form 8-K dated February 27, 2006
(2) IBR to the 1990 Form 10-K.	(11) IBR to the 2005 Form 10-KSB.
(3) IBR to the 1992 Form 10-KSB.	(12) IBR to Form 8-K dated April 25, 2006
(4) IBR to the 1993 Form 10-KSB.	(13) IBR to Form 8-K dated August 1, 2006.
(5) IBR to the 1995 Form 10-KSB	(14) IBR to Form 10-QSB dated September 30, 2007
(6) IBR to the 1997 Form 10-KSB.	(15) IBR to Form 10-QSB dated June 30, 2007
(7) IBR to Form 8-K dated December 31, 2005.	(16) IBR to Form 8-K dated July 2, 2007.
(8) IBR to Form 8-K dated January 3, 2006	(17) Filed herewith.
(9) IBR to Form 8-K dated January 6, 2006

* Management contracts or compensatory plans.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees incurred for 2007 and 2006 were:

	2007	2006

Audit Fees	$150,500	$130,000
Audit related fees		40,000
Tax fees	51,000	32,000
Total fees	$201,500	$202,000

Audit related fees consist of fees paid related to the Sunrise Coal, LLC acquisition audit and related SEC filings.

Pre-approval Policy

In 2003 the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided by Ehrhardt Keefe Steiner & Hottman PC (EKSH).  The policy requires that all services EKSH provides to us be pre-approved by the Committee.  The Committee approved all services provided by EKSH during 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR PETROLEUM COMPANY

Dated: March 27, 2008	BY:/S/ VICTOR P. STABIO VICTOR P. STABIO, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ DAVID HARDIE DAVID HARDIE	Chairman	March 27, 2008

/S/ VICTOR P. STABIO VICTOR P. STABIO	CEO, CFO, CAO and Director	March 27, 2008

/S/ BRYAN LAWRENCE BRYAN LAWRENCE	Director	March 27, 2008