Form 10-Q
period 2008-03-31
HALLADOR PETROLEUM CO
filed 2008-05-15
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares outstanding as of May 15, 2008:  16,362,528

Consolidated Balance Sheet
 (in thousands, except share data)

	March 31, 2008	December 31, 2007 *
ASSETS
Current assets:
Cash and cash equivalents	$7,069	$6,978
Cash - restricted	2,000	1,800
Accounts receivable	3,045	2,361
Coal inventory	423	92
Other	888	861
Total current assets	13,425	12,092

Coal properties, at cost	66,732	64,685
Less – accumulated depreciation, depletion, and amortization	(3,507)	(2,743)
	63,225	61,942

Investment in Savoy	11,861	11,893

Other assets	1,489	1,330
	$90,000	$87,257

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,193	$1,893
Accounts payable and accrued liabilities	5,964	5,550
Other	635	620
Total current liabilities	9,792	8,063

Long-term liabilities:
Bank debt, net of current portion	33,862	33,464
Asset retirement obligations	655	646
Contract termination obligation	4,346	4,346
Interest rate swaps, at estimated fair value	2,066	1,181
Total long-term liabilities	40,929	39,637

Total liabilities	50,721	47,700

Minority interest	310	384

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.10 par value, 10,000,000 shares authorized; none issued
Common stock, $.01 par value, 100,000,000 shares authorized; 16,362,528 shares issued	163	163
Additional paid-in capital	45,122	44,990
Accumulated deficit	(6,316)	(5,980)
Total stockholders' equity	38,969	39,173
	$90,000	$87,257
*Derived from the Form 10-KSB.
See accompanying notes.

Consolidated Statement of Operations
Three months ended March 31,
(in thousands, except per share data)

	2008	2007

Revenue:
Coal sales	$9,681	$3,719
Equity (loss) income – Savoy	(31)	78
Miscellaneous	561	187
	10,211	3,984

Costs and expenses:
Cost of coal sales	7,585	3,486
DD&A	905	433
G&A	600	505
Interest	1,532	651
	10,622	5,075

Loss before minority interest	(411)	(1,091)

Minority interest	74	279

Net loss	$(337)	$(812)

Net loss per share-basic	$(.02)	$(.07)

Weighted average shares outstanding-basic	16,363	12,168

See accompanying notes.

Condensed Consolidated Statement of Cash Flows
Three months ended March 31,
(in thousands)

	2008	2007

Operating activities:
Cash provided by (used in) operating activities	$730	$(566)

Investing activities:
Capital expenditures for coal properties	(2,941)	(3,621)
Other	604	(54)
Cash used in investing activities	(2,337)	(3,675)

Financing activities:
Proceeds from bank debt	1,698	2,140
Capital contributions from Sunrise minority owners		760
Cash provided by financing activities	1,698	2,900

Increase (decrease) in cash and cash equivalents	91	(1,341)

Cash and cash equivalents, beginning of period	6,978	7,205

Cash and cash equivalents, end of period	$7,069	$5,864

Cash paid for interest (net of amount capitalized – $101 and $230)	$672	$651

See accompanying notes.

Notes to Financial Statements

1.	General Business

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

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our financial statements filed as part of our 2007 Form 10-KSB. This quarterly report should be read in conjunction with that annual report.

The accompanying consolidated financial statements include the accounts of Hallador Petroleum Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  We are engaged in the production of coal from a shallow underground mine located in western Indiana.  We also own a 45% equity interest in Savoy Energy L.P., a private oil and gas company which has operations primarily in Michigan.

As discussed in prior filings, we have entered into significant equity transactions with Yorktown and other entities that invest with Yorktown.  Yorktown currently owns about 55% of our common stock and represents one of the five seats on our board.

2.	Equity Investment in Savoy

We account for our interest in Savoy using the equity method of accounting. During the quarter ended March 31, 2007 our interest was 32%.  On October 5, 2007 we acquired an additional 13% in Savoy which brought our total interest to 45%.

Below (in thousands) are:   (i) a condensed balance sheet at March 31, 2008, and (ii) a condensed statement of operations for the quarters ended March 31, 2008 and 2007.

Condensed Balance Sheet

Current assets	$13,630
PP&E	11,970
$25,600

Total liabilities	$ 3,950
Partners' capital	21,650
$25,600

Condensed Statement of Operations

	2008	2007

Revenue	$1,460	$1,255
Expenses	(1,289)	(930)
Net income	$ 171	$ 325

For 2008, the difference between the purchase price and our pro rata share of the equity of Savoy was amortized based on Savoy's units of production rate using proved developed oil and gas reserves.  Such amount was $109,000 for 2008 and $26,000 for 2007.  For 2007 such amount was amortized using proved reserves.

3.        Notes Payable

In late June 2007, our Indiana banks agreed to increase the Sunrise line of credit (LOC) from $30 million to $40 million.  We are the guarantor of this LOC. The additional funds were used to purchase certain mining equipment, build a rail loop, and for working capital. As of March 31, 2008, we have drawn down $37 million; plus we have outstanding letters of credit for another $2.7 million; $300,000 remains on the $40 million LOC.  The current interest rate is LIBOR (3.7%) plus 3% or 6.7%.  As discussed below, Sunrise entered into two interest rate swaps.

Under the LOC no principal payments are due until the end of July 2008; assuming the full $40 million LOC is drawn, we will begin making monthly payments (principal and interest) of about $600,000 through June 2015.

We have entered into two interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement is relative to the $30 million LOC and matures on July 15, 2012. The second swap agreement relates to the additional $10 million that increased Sunrise's LOC to $40 million. This second swap agreement matures on December 28, 2011. The two swap agreements fix our interest rate at about 8.8%. At March 31, 2008, we recorded the estimated fair value of the two swaps as a $2.07 million liability.

Accounting rules require us to recognize all derivatives on the balance sheet at estimated fair value. Derivatives that are not hedges must be adjusted to estimated fair value through earnings. We have no derivatives designated as a hedge.

4.        Fair Value Measurements

We adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities except those that are recognized and recorded in the financial statements at fair value on a recurring basis. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.

The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our Level 3 instruments are comprised of interest rate swaps.  Although we utilize third party broker quotes to assess the reasonableness of our prices and valuation, we do not have sufficient corroborating market evidence to support classifying these liabilities as Level 2.  We have no Level 1 nor Level 2 instruments.

At December 31, 2007 our interest rate swaps were a liability of  $1.2 million and at March 31, 2008 the liability was $2.07 million.  The increase of $900,000 is included in interest expense.

5.        Commitments and Contingencies

During the fourth quarter 2007 we entered into a lease agreement with Joy Manufacturing for a flexible conveyor train (FCT). A FCT operates in a way that eliminates the need for underground coal-hauling trucks.  The original intent was for the FCT to be placed in service during the fourth quarter 2008.  Recently, we have encountered mining conditions that are not compatible with a FCT and are in discussions with Joy to delay the commencement of the lease for two years.  In December 2007, we made a $100,000 deposit.

6.        Advances to Sunrise

In order to expand coal production at the Carlisle mine, additional capital is necessary to purchase mining equipment.  During the quarter we advanced Sunrise $1 million and, subsequently, have advanced an additional $1.25 million for a total of $2.25 million.   In addition, we are in discussions with our banks to enter into a separate loan agreement for an additional $2 million.

Pending a final agreement for the terms of the advances to Sunrise, we are currently receiving monthly interest at 6% on the $2.25 million.  The advances and interest are eliminated in consolidation.

7.        Subsequent Event

Effective April 8, 2008, the Board approved the Hallador Petroleum Company 2008 Restricted Stock Unit Plan.  The plan provides issuance of up to 450,000 restricted stock units (RSUs).  On May 6, 2008, 180,000 RSUs were awarded to certain Sunrise employees and owners, of which 5,000 units were issued to Larry Martin, Sunrise's CFO.  These RSUs were valued at $4.25 per share based on the closing price on that date.  Other than 50,000 RSUs which vested on May 14, 2008, the remaining vest on April 1, 2011.  There are 270,000 RSUs available for future issuance.  During the second quarter 2008 we will expense approximately $212,000 due to the accelerated vesting of the 50,000 RSUs.

ITEM 2. MD&A.

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2007 FORM 10-KSB AND SHOULD BE READ IN CONJUNCTION THERETO.

Outlook

Preliminary results before minority interest for April 2008 show a profit of about $600,000, excluding $500,000 due to a reduction in the value of our interest rate swap liability.   If prices and mine conditions continue as they were in April 2008, we expect to be profitable for the second quarter.

Liquidity and Capital Resources

We have no off-balance sheet arrangements.

Advances to Sunrise and New Loan Agreement

In order to expand coal production at the Carlisle mine, additional capital is necessary to purchase mining equipment.  During the quarter we advanced Sunrise $1 million and, subsequently, advanced an additional $1.25 million.   In addition, we are in discussions with our banks to enter into a separate loan agreement for an additional $2 million.

Pending a final agreement for the terms of the advances to Sunrise, we are currently receiving monthly interest at 6% on the $2.25 million.

Results of Operations

Coal sales began in February 2007. For the 2007 quarter we sold about 123,000 tons at an average price of about $30/ton.  For the 2008 quarter we sold about 353,000 tons at an average price of about $27/ton.  During the periods 2008 - 2013, we have contracts with three utilities.  We anticipate our sales under these contracts to range from 1.4 million tons per year to 1.9 million tons per year.  In the month of April 2008, our average selling price was about $30 per ton.

The reduction in our equity in Savoy was due to (i) Savoy's net income for the quarter ended March 31, 2008 was $154,000 less than Savoy's net income for the quarter ended March 31, 2007.  We had a 45% interest at March 31, 2008 versus a 32% interest at March 31, 2007; and (ii) in 2007 we amortized the difference between the purchase price and our pro rata share of our equity in Savoy using proved reserves and for 2008 we amortized such amount using proved developed reserves.

The increase in miscellaneous revenue was due primarily to a $440,000 gain on the sale of some unproved oil and gas properties offset by some other minor items.

The increase in DD&A was due to three months of coal sales in 2008 compared to two months in 2007 and an increase in coal properties of about $15 million.  There were no significant changes in our coal reserves.

Interest expense increased due to higher borrowings and the interest rate swap.  Bank debt at March 31, 2007 was about $27 million compared to $37 million at March 31, 2008.

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

ITEM 4(T). CONTROLS AND PROCEDURES.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 6.	EXHIBITS
(a)	10.1 -- Restricted Stock Unit Plan 10.2 -- Restricted Stock Unit Agreement for Larry Martin dated May 6, 2008 31 -- SOX 302 Certification 32 -- SOX 906 Certification

SIGNATURE
In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HALLADOR PETROLEUM COMPANY

Dated: May 15, 2008	By:	/S/ VICTOR P. STABIO CEO and CFO Signing on behalf of registrant and as principal financial officer.