Form 10-Q
period 2008-06-30
HALLADOR PETROLEUM CO
filed 2008-08-14
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14731

Hallador Petroleum Company (Exact Name of Registrant as Specified in Its Charter)

Colorado	84-1014610
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1660 Lincoln St., #2700, Denver, Colorado	80264-2701
(Address of Principal Executive Offices)	(Zip Code)

(303) 839-5504 fax: (303) 832-3013 (Registrant's Telephone Number, Including Area Code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding as of August 14, 2008: 21,902,528

Part 1 - Financial Information
Item 1. Financial Statements
Consolidated Balance Sheet
(in thousands, except share data)

	June 30,	December 31,
ASSETS	2008	2007*
Current assets:
Cash and cash equivalents	$6,136	$6,978
Cash – restricted	2,105	1,800
Accounts receivable	4,180	2,361
Coal inventory	475	92
Other	1,081	861
Total current assets	13,977	12,092

Coal properties, at cost	68,856	64,685
Less - accumulated depreciation, depletion, and amortization	(4,533)	(2,743)
	64,323	61,942
Investment in Savoy	11,993	11,893
Other assets	1,739	1,330
	$92,032	$87,257
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,329	$1,893
Accounts payable and accrued liabilities	4,036	5,550
Other	674	620
Total current liabilities	9,039	8,063

Long-term liabilities:
Bank debt, net of current portion	$33,028	$33,464
Asset retirement obligations	665	646
Contract termination obligation	4,346	4,346
Interest rate swaps, at estimated fair value	1,142	1,181
Total long-term liabilities	39,181	39,637
Total liabilities	48,220	47,700
Minority interest	865	384

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.10 par value, 10,000,000 shares authorized; none issued
Common stock, $.01 par value, 100,000,000 shares authorized; 16,402,528 issued	164	163
Additional paid-in capital	45,352	44,990
Accumulated deficit	(2,569)	(5,980)
Total stockholders' equity	42,947	39,173
	$92,032	$87,257
*Derived from the Form 10-KSB.
See accompanying notes.

Consolidated Statement of Operations
(in thousands, except share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Coal sales	$23,962	$9,398	$14,281	$5,679
Equity income (loss) - Savoy	275	71	306	(7)
Miscellaneous	782	336	221	151
	25,019	9,805	14,808	5,823

Costs and expenses:
Cost of coal sales	16,452	7,931	8,867	4,445
DD&A	1,931	1,105	1,026	672
G&A	1,368	1,067	767	563
Interest (1)	1,376	1,090	(156)	439
	21,127	11,193	10,504	6,119

Income (loss) before minority interest	3,892	(1,388)	4,304	(296)
Minority interest	(481)	290	(555)	10
Net income (loss)	$3,411	$(1,098)	$3,749	$(286)

Net income (loss) per share-basic	$0.21	$(0.09)	$0.23	$(0.02)

Weighted average shares outstanding- basic	16,366	12,168	16,370	12,168

---------------------------
(1) Included in interest expense for the three months ended June 30, 2008 is a credit of $924,000 due to the change in the estimated fair value of the interest rate swaps.  The change in fair value for the interest rate swaps for the other periods presented was not material.

See accompanying notes.

Condensed Consolidated Statement of Cash Flows
(in thousands)

	Six months ended June 30,
	2008	2007
Operating activities:
Cash provided by (used in) operating activities	$2,740	$(253)

Investing activities:
Capital expenditures for coal properties	(6,264)	(7,646)
Other	682	(129)
Cash used in investing activities	(5,582)	(7,775)

Financing activities:
Proceeds from bank debt	2,000	2,139
Capital contributions from Sunrise minority owners		800
Increase in deferred financing costs		(136)
Cash provided by financing activities	2,000	2,803

Decrease in cash and cash equivalents	(842)	(5,225)

Cash and cash equivalents, beginning of period	6,978	7,207

Cash and cash equivalents, end of period	$6,136	$1,982

Cash paid for interest (net of amount capitalized - $176 and $230)	$1,440	$1,027

Change in accounts payable for coal properties	$(1,500)

See accompanying notes.

Notes to Consolidated Financial Statements

1.	General Business

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

The accompanying consolidated financial statements include the accounts of Hallador Petroleum Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  We are engaged in the production of coal from a shallow underground mine located in western Indiana.  We also own a 45% equity interest in Savoy Energy L.P., a private oil and gas company, which has operations primarily in Michigan.

As discussed in prior filings, we have entered into significant equity transactions with Yorktown and other entities that invest with Yorktown.  Yorktown currently owns about 56% of our common stock and represents one of the five seats on our board.

2.	Equity Investment in Savoy

We account for our interest in Savoy using the equity method of accounting. For the quarter ended June 30, 2007 our interest was 32%.  On October 5, 2007 we acquired an additional 13% in Savoy which brought our total interest to 45%.

Below (in thousands) are:   (i) a condensed balance sheet at June 30, 2008, and (ii) a condensed statement of operations for the six months ended June 30, 2008 and 2007.

Condensed Balance Sheet

Current assets	$14,080
PP&E	12,545
$26,625

Total liabilities	$ 4,520
Partners' capital	22,105
$26,625

Condensed Statement of Operations

	2008	2007
Revenue	$3,670	$2,700
Expenses	(2,559)	(2,315)
Net income	$1,111	$ 385

For 2008, the difference between the purchase price and our pro rata share of the equity of Savoy was amortized based on Savoy's units of production rate using proved developed oil and gas reserves.  Such amounts for the six months ended June 30, 2008 and 2007 were $226,000 and $52,000, respectively.  For 2007 such amount was amortized using proved reserves.

3.	Notes Payable

In late June 2007, our Indiana banks agreed to increase the Sunrise line of credit (LOC) from $30 million to $40 million.  We are the guarantor of this LOC. The additional funds were used to purchase certain mining equipment, build a rail loop, and for working capital. As of June 30, 2008, we have drawn down $37.4 million; plus we have outstanding letters of credit for another $2.6 million.  The current interest rate is LIBOR (2.45%) plus 3.55% or 6%.  As discussed below, Sunrise entered into two interest rate swaps.

The LOC was converted to a seven year term note in July 2008.  The note will mature in June 2015.  The note requires monthly principal payments of $445,000 plus interest at LIBOR plus 3.55%.  Our July 2008 payment totaled $632,000.

Aggregate maturities of debt are $2,668,000 for the last half of 2008, $5,337,000 in 2009, $5,337,000 in 2010, $5,337,000 in 2011, $5,337,000 in 2012, and $13,341,000 thereafter.

We have entered into two interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement is relative to the $30 million LOC and matures on July 15, 2012. The second swap agreement relates to the additional $10 million that increased Sunrise's LOC to $40 million. This second swap agreement matures on December 28, 2011. The two swap agreements fix our interest rate at about 8.8%. At June 30, 2008, we recorded the estimated fair value of the two swaps as a $1.1 million liability.

Accounting rules require us to recognize all derivatives on the balance sheet at estimated fair value. Derivatives that are not hedges must be adjusted to estimated fair value through results of operations. We have no derivatives designated as hedges.

4.	Fair Value Measurements

We adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities except those that are recognized and recorded in the financial statements at fair value on a recurring basis. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.

The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  We have no Level 1 instruments.

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. We have no Level 2 instruments.

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

At December 31, 2007, March 31, 2008 and on June 30, 2008, the estimated fair value of our interest rate swaps were a liability of $1.181 million, $2.066 million and $1.142 million, respectively.  The difference for the respective periods is reflected in our results of operations.

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

Based on contracts in place as of August 2008, during the period July 1, 2008 through December 31, 2013 we are committed to deliver 14.7 million tons of coal at prices averaging about $42 per ton.

6.	Advances to Sunrise

In order to expand coal production at the Carlisle mine, additional capital is necessary to purchase mining equipment.  During the six months ended June 30, 2008 we advanced Sunrise $3.2 million and, subsequently, have advanced an additional $3 million.  To date we have advanced Sunrise a total of $6.2 million.

Pending a final agreement for the terms of the advances to Sunrise, we are currently receiving monthly interest at 6% on the $6.2 million.  The advances and interest are eliminated in consolidation.

7.	Restricted Stock Units

Effective April 8, 2008, the Board approved the Hallador Petroleum Company 2008 Restricted Stock Unit Plan.  On July 7, 2008 the Plan was amended to increase the authorized issuance of restricted stock units (RSUs) from 450,000 units to 1,350,000 units.

On May 6, 2008, we awarded to certain Sunrise employees and owners a total of 180,000 RSUs which vest on April 1, 2011. The RSUs were valued at $4.25 per share based on the closing price on that date.  On May 14, 2008, we accelerated vesting on 50,000 shares and recognized an expense of about $212,000.  Additionally, we recognized another $46,000 in service cost for the remaining 130,000 RSUs during the three months ended June 30, 2008.

On July 24, 2008, we awarded to certain of our and Sunrise's key employees 820,000 RSUs, all of which vest on July 7, 2011.  Of the 820,000 RSUs awarded, Victor P. Stabio, our CEO received 450,000 units and Brent Bilsland, Sunrise's President, received 300,000 units.  These RSUs were valued at $3.55 per share based on the closing price on that date.

Upon vesting, each RSU entitles the recipient to receive one share of common stock.  If the RSU recipient’s employment with us or Sunrise ceases for any reason prior to vesting, the RSUs will be cancelled and the recipient will no longer have any right to receive any shares of common stock.

There are 350,000 RSUs available for future issuance.

8.	Sales of Common Stock and Purchase of Additional Interests in Sunrise

On July 21, 2008, we sold 5.5 million shares of our common stock for $22 million ($4 per share) in a private placement transaction to existing shareholders.  We now have 21,902,528 shares outstanding.  On July 24, 2008 we purchased an additional 20% interest in Sunrise from certain of its existing members for $11.8 million, bringing our ownership in Sunrise to 80%.  The remainder of the proceeds will be used for mine expansion.

9.	Income Taxes

At December 31, 2007 we had NOLs of about $8.8 million.  The NOLs will expire in 2026.  The second quarter 2008 is the first time we have shown a profit since our involvement with Sunrise.  Accordingly, until management is satisfied that we will be profitable on a continuing basis, we will not recognize any tax benefits resulting from our NOLs.

ITEM 2. MD&A.

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2007 FORM 10-KSB AND SHOULD BE READ IN CONJUNCTION THERETO.

Outlook

If prices and mine conditions continue as they were in the second quarter we expect to be profitable for the remainder of the year.

Sales of Common Stock and Purchase of Additional Interests in Sunrise

On July 21, 2008, we sold 5.5 million shares of our common stock for $22 million ($4 per share) in a private placement transaction to existing shareholders.   We now  have 21,902,528 shares outstanding. On July 24, 2008 we purchased an additional 20% interest in Sunrise from certain of its existing members for $11.8 million, bringing our ownership in Sunrise to 80%.  The remainder of the proceeds will be used for mine expansion.

Mine Expansion

Due to the recent increases in coal prices, we made the decision to expand the mine from its current capacity of 1.8 million tons per year to 3 million tons per year.  This expansion will involve the purchase of additional mine equipment, the construction of another wash plant, and the hiring of about 130 new employees.  We expect the expansion to be completed during the first half of 2010.

Funding for the expansion will come from a combination of (i) advances to Sunrises, (ii) additional bank borrowings, and (iii) cash from operations.  We anticipate the cost of the expansion to be about $45 million.

We have committed to advance Sunrise up to $13 million for the mine expansion of which $6 million has been advanced to date.  We are charging Sunrise interest at 6%.  The advances and interest are eliminated in consolidation.

Negotiations are ongoing with our bank group to provide the remaining funds for the mine expansion.

In July 2008 we amended one of our three coal contracts so that we will have a market for the aforementioned production of 3 million (MM) tons per year in 2010.  Our current average sales price is about $31 per ton and we expect our average price to rise to $43 per ton in 2010.  We expect 2008 production to be 1.9 MM tons with an average price of $34.50; 2009 production to be 2.4 MM tons with an average price of $43; and 2010 production to be 3 MM tons with an average price of $43.

Liquidity and Capital Resources

We have no off-balance sheet arrangements.

Results of Operations

Year to Date

Coal sales began in February 2007. For the six months ended June 30, 2007 we sold 313,000 tons at an average price of about $30/ton.  For the six months ended June 30, 2008 we sold 825,000 tons at an average price of about $29/ton.

The increase in our equity in Savoy was due primarily to higher oil and gas prices.

The increase in miscellaneous revenue was due primarily to a $440,000 gain on the sale of some unproved oil and gas properties in the first quarter of 2008.

Cost of coal sales per ton averaged $20 in 2008 compared to $25 in 2007.  The decrease was due to increases in mining efficiencies. Tons sold in 2008 were 825,000 compared to 313,000 in 2007.  We expect the cost of coal sales per ton to average $20 for the remainder of 2008.

The increase in DD&A was due to six months of coal sales in 2008 compared to five months in 2007.  There were no significant changes in our coal reserves.

Interest expense increased due to higher borrowings.  Bank debt at June 30, 2008 was about $37 million compared to $27 million at June 30, 2007.

Quarter to Date

Coal sales began in February 2007. For the three months ended June 30, 2007 we sold 190,000 tons at an average price of about $30/ton.  For the three months ended June 30, 2008 we sold 472,000 tons at an average price of about $30/ton.

The increase in our equity in Savoy was due primarily to higher oil and gas prices.

Cost of coal sales per ton averaged $18.60 in 2008 compared to $18.36 in 2007. The small increase was due to higher maintenance costs.  Tons sold in 2008 were 472,000 compared to 190,000 in 2007.

The increase in DD&A was due to six months of coal sales in 2008 compared to five months in 2007.  There were no significant changes in our coal reserves.

The credit balance of $156,000 for interest expense was due to the $924,000 reduction in the estimated fair value of our interest rate swaps.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 6.	EXHIBITS
(a)

10.1 -- 331    -- SOX 302 Certification (1)
32    -- SOX 906 Certification (1)
10.1 -- Form of Amended and Restated Purchase and Sale Agreement. (2)
10.2 -- Form of Hallador Petroleum Company Restricted Stock Unit Issuance Agreement. (2)
--------------------
(1)  Filed herewith.
(2)  IBR to the July 21, 2008 Form 8-K filed on July 25, 2008.

SIGNATURE
In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HALLADOR PETROLEUM COMPANY

Dated: August 14, 2008	By:	/S/ VICTOR P. STABIO CEO and CFO Signing on behalf of registrant and as principal financial officer.