Form 10-Q
period 2008-09-30
HALLADOR PETROLEUM CO
filed 2008-11-13
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☑ (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding as of November 12, 2008: 22,446,028

Part 1 - Financial Information
Item 1. Financial Statements

Consolidated Balance Sheet
(in thousands, except share data)

ASSETS	September 30, 2008	December 31, 2007*
Current assets:
Cash and cash equivalents	$14,316	$6,978
Cash – restricted	2,248	1,800
Accounts receivable	6,075	2,361
Coal inventory	203	92
Other	1,664	861
Total current assets	24,506	12,092

Coal properties, at cost	87,232	64,685
Less - accumulated depreciation, depletion, and amortization	(5,816)	(2,743)
	81,416	61,942
Investment in Savoy	11,615	11,893
Other assets	2,144	1,330
	$119,681	$87,257

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$5,337	$1,893
Accounts payable and accrued liabilities	8,122	5,550
Other	487	620
Total current liabilities	13,946	8,063

Long-term liabilities:
Bank debt, net of current portion	30,686	33,464
Asset retirement obligations	676	646
Contract termination obligation	4,345	4,346
Interest rate swaps, at estimated fair value	1,124	1,181
Total long-term liabilities	36,831	39,637
Total liabilities	50,777	47,700
Minority interest	753	384

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.10 par value, 10,000,000 shares authorized; none issued
Common stock, $.01 par value, 100,000,000 shares authorized; 21,902,528 and 16,362,528 outstanding	219	163
Additional paid-in capital	67,568	44,990
Retained earnings (deficit)	364	(5,980)
Total stockholders' equity	68,151	39,173
	$119,681	$87,257
*Derived from the Form 10-KSB.

See accompanying notes.

Consolidated Statement of Operations
(in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Coal sales	$41,688	$18,070	$17,726	$8,672
Gain on sale of oil and gas properties	494	1,824		1,824
Equity income (loss) – Savoy	(103)	203	(378)	132
Other	400	388	112	25
	42,479	20,485	17,460	10,653

Costs and expenses:
Cost of coal sales	27,579	14,326	11,127	6,340
DD&A	3,213	1,670	1,282	712
G&A	2,270	3,624	902	2,583
Interest	2,227	2,721	851	1,484
	35,289	22,341	14,162	11,119

Income (loss) before minority interest	7,190	(1,856)	3,298	(466)
Minority interest	(846)	320	(365)	30
Net income (loss)	$6,344	$(1,536)	$2,933	$(436)

Net income (loss) per share-basic and diluted	$.36	$(.12)	$.14	$(.03)

Weighted average shares outstanding-basic and diluted	17,824	12,320	20,707	12,619

See accompanying notes.

Condensed Consolidated Statement of Cash Flows
(in thousands)

	Nine months ended September 30,
	2008	2007
Operating activities:
Cash provided by (used in) operating activities	$7,166	$(1,483)

Investing activities:
Acquisition of additional 20% interest in Sunrise	(11,771)
Capital expenditures for coal properties	(10,852)	(12,094)
Sales of oil and gas properties	752	2,456
Other	(559)	131
Cash used in investing activities	(22,430)	(9,507)

Financing activities:
Proceeds from bank debt	2,000	7,140
Payments of bank debt	(1,334)
Proceeds from stock sale	21,983
Capital contributions from Sunrise minority owners		800
Proceeds from exercise of stock options		460
Other	(47)	(136)
Cash provided by financing activities	22,602	8,264

Increase (decrease) in cash and cash equivalents	7,338	(2,726)

Cash and cash equivalents, beginning of period	6,978	7,206

Cash and cash equivalents, end of period	$14,316	$4,480

Cash paid for interest (net of amount capitalized - $176 and $230)	$2,308	$1,710

Change in accounts payable for coal properties	$994	$1,371

Acquisition of minority interest	$477

See accompanying notes.

Statement of Stockholders' Equity
(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Total

Balance December 31, 2007	$163	$44,990	$(5,980)	$39,173

July stock sale, net of issuance costs (5,500,000 shares)	55	21,928		21,983

Stock-based compensation	1	650		651

Net income			6,344	6,344

Balance September 30, 2008	$219	$67,568	$364	$68,151

See accompanying notes.

Notes to Consolidated Financial Statements

1.	General Business

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

Below (in thousands) are:   (i) a condensed balance sheet at September 30, 2008, and (ii) a condensed statement of operations for the nine months ended September 30, 2008 and 2007.

Condensed Balance Sheet

Current assets	$ 13,525
PP&E	14,646
$ 28,171

Total liabilities	$ 6,871
Partners' capital	21,300
$ 28,171

Condensed Statement of Operations

	2008	2007
Revenue	$ 5,587	$ 4,099
Expenses	(5,078)	(3,207)
Net income	$ 509	$ 892

For 2008, the difference between the purchase price and our pro rata share of the equity of Savoy was amortized based on Savoy's units of production rate using proved developed oil and gas reserves.  Such amounts for September 30, 2008 and 2007 were $332,000 and $82,000, respectively.  For 2007 such amount was amortized using proved reserves.

3.	Notes Payable

In late June 2007, our Indiana banks agreed to increase the Sunrise line of credit (LOC) from $30 million to $40 million.  We are the guarantor of this LOC. The additional funds were used to purchase certain mining equipment, build a rail loop, and for working capital. As of September 30, 2008, we have drawn down $36 million; plus we have outstanding letters of credit for another $3 million.  The current interest rate is LIBOR (3.2%) plus 3.55% or 6.75%.  As discussed below, Sunrise entered into two interest rate swaps.

The LOC was converted to a seven year term note in July 2008.  The note will mature in June 2015.  The note requires monthly principal payments of $445,000 plus interest.

Aggregate maturities of debt are $1,334,000 for the last quarter of 2008, $5,337,000 in 2009, $5,337,000 in 2010, $5,337,000 in 2011, $5,337,000 in 2012, and $13,341,000 thereafter.

We have entered into two interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement is relative to the $30 million LOC and matures on July 15, 2012. The second swap agreement relates to the additional $10 million that increased Sunrise's LOC to $40 million. This second swap agreement matures on December 28, 2011. The two swap agreements fix our interest rate at about 8.8%. At September 30, 2008, we recorded the estimated fair value of the two swaps as a $1.1 million liability.

Accounting rules require us to recognize all derivatives on the balance sheet at estimated fair value. Derivatives that are not hedges must be adjusted to estimated fair value through results of operations. We have no derivatives designated as hedges.

We are in negotiations with a bank group to increase our credit facility by $30 million in order to fund additional mine expansion.  We expect to finalize the new loan agreement by the end of November 2008.

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

At December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, the estimated fair value of our interest rate swaps were a liability of $1.2 million, $2.1 million, $1.1 million and $1.1 million, respectively.  The difference for the respective periods is reflected in our results of operations.

5.	Commitments and Contingencies

Based on contracts in place as of November 2008, during the period October 1, 2008 through December 31, 2013 we are committed to deliver 14.3 million tons of coal at prices averaging about $42 per ton.

6.	Advances to Sunrise

In order to expand coal production at the Carlisle mine, additional capital is necessary to purchase mining equipment.  During the nine months ended September 30, 2008 we advanced Sunrise $6.2 million and, subsequently, have advanced an additional $1.8 million.    We are currently receiving monthly interest at 6% on the $8 million.  The advances and interest are eliminated in consolidation.

7.	Restricted Stock Units

Effective April 8, 2008, the Board approved the Hallador Petroleum Company 2008 Restricted Stock Unit Plan.  On July 7, 2008 the Plan was amended to increase the authorized issuance of restricted stock units (RSUs) from 450,000 units to 1,350,000 units.

On May 6, 2008, we awarded to certain Sunrise employees and owners a total of 180,000 RSUs which vest on April 1, 2011. The RSUs were valued at $4.25 per share based on the closing price on that date.  On May 14, 2008, we accelerated vesting on 50,000 shares and recognized an expense of about $212,000.  Additionally, we recognized another $40,000 in service cost for the remaining 115,000 RSUs during the three months ended September 30, 2008.

On July 7, 2008, we awarded to certain of our and Sunrise's key employees 820,000 RSUs, all of which vest on July 7, 2011.  Of the 820,000 RSUs awarded, Victor P. Stabio, our CEO received 450,000 units and Brent Bilsland, Sunrise's President, received 300,000 units.  These RSUs were valued at $3.55 per share based on the closing price on that date.  During October 2008, we accelerated vesting on 815,000 RSUs, of which 450,000 were issued to Victor Stabio and 300,000 were issued to Brent Bilsland, and the remaining 65,000 were issued to others.  Our stock was selling in the $2.75 to $2.85 range on the dates of acceleration.   During the fourth quarter 2008, we will recognize an expense of about $2.3 million for these RSUs.

Vesting occurs at the end of three years of employment.  Upon vesting, each RSU entitles the recipient to receive one share of common stock.  If the RSU recipient’s employment with us or Sunrise ceases for any reason prior to vesting, the RSUs will be cancelled and the recipient will no longer have any right to receive any shares of common stock. Due to employee resignations during the third quarter, 15,000 RSUs were forfeited back to the Plan.

As of November 12, 2008, we have 365,000 RSUs available for future issuance and there are 165,000 RSUs outstanding which have not vested.

8.	Sales of Common Stock and Purchase of Additional Interests in Sunrise

On July 21, 2008, we sold 5.5 million shares of our common stock for $22 million ($4 per share) in a private placement transaction to existing shareholders.  On July 24, 2008 we purchased an additional 20% interest in Sunrise from certain of its existing members for $11.8 million, bringing our ownership in Sunrise to 80%.   The purchase price was allocated to coal properties.

Prior to the purchase of the additional 20% interest, we consolidated 100% of the Sunrise operations with a 13% minority interest.  Subsequent to the purchase, we are now using an 8% minority interest.  Once we receive our $22.9 million funding commitment (as previously discussed in prior filings), plus interest of 10%, the minority interest will change to 20%.

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

ITEM 2. MD&A.

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2007 FORM 10-KSB AND SHOULD BE READ IN CONJUNCTION THERETO.

Outlook

If prices and mine conditions continue as they were in the third quarter we expect fourth quarter earnings and cash flows to exceed the third quarter.

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

We have committed to advance Sunrise up to $13 million for the mine expansion of which $8 million has been advanced to date.  We are charging Sunrise interest at 6%.  The advances and interest are eliminated in consolidation.

Negotiations are ongoing with our bank group to provide the remaining funds for the mine expansion.

In July 2008 we amended one of our three coal contracts so that we will have a market for the aforementioned production of 3 million (MM) tons per year in 2010.  Our current average sales price is about $31 per ton and we expect our average price to rise to $43 per ton in 2010.  We expect 2008 production to be 1.9 MM tons with an average price of $36.50; 2009 production to be 2.4 MM tons with an average price of $43; and 2010 production to be 3 MM tons with an average price of $43.

Gain on Sale of Unproved Lease Acreage

In late October 2008, we sold our interest in 10,000 acres in southeast Wyoming for about $2 million and will recognize a gain of about $1.3 million.  Upon the favorable outcome of a pending lawsuit regarding the title to certain acreage we could receive an additional $450,000. The purchaser is now bearing the cost of the litigation. Assuming an unfavorable outcome, there is no loss to us other than we would not receive the additional $450,000. We retained a 2% overriding royalty interest (ORRI) on the 10,000 acres we sold plus an additional 2% ORRI on an adjacent 10,000 acres which resulted from an arrangement we had with one of our partners in this prospect.

As a result of this sale, we have minimal unproved acreage in our inventory.  Since entering the joint venture with Sunrise in June 2006, we have sold about $10 million of oil and gas properties to support the development of the Carlisle mine.  We will continue to evaluate possible oil and gas lease plays in the Rocky Mountain region.

Liquidity and Capital Resources

We have no off-balance sheet arrangements.

Results of Operations

Year to Date

Coal sales began in February 2007. For the nine months ended September 30, 2007 we sold 617,000 tons at an average price of $29.30/ton.  For the nine months ended September 30, 2008 we sold 1,355,000 tons at an average price of about $30.75/ton.

In early July 2007 we sold our interest in the San Juan properties for $2.3 million.  We recognized a gain of about $1.8 million.  During the first quarter 2008, we sold some unproved oil and gas properties and recognized a gain of $494,000.

Savoy's income declined due to a higher dry hole costs and seismic expenses.  In addition, we had amortization expense of $332,000 in 2008 compared to $82,000 in 2007.  This increase was due to the additional 13% interest in Savoy we acquired in October 2007.  The difference between the purchase price and our pro rata share of the equity in Savoy is amortized based on Savoy's units of production rate.  Due to declining oil and gas prices, Savoy's fourth quarter revenues will decline.

Cost of sales increased due to a substantial increase in the tons of coal sold.  On a per ton basis, they dropped by about $3 per ton due to increases in mining efficiencies.

The increase in DD&A was due to nine months of coal sales in 2008 compared to eight months in 2007.  In addition, our coal properties have increased.  There were no significant changes in our coal reserves.

During July and August 2007, the Board allowed Mr. Stabio's and Mr. Bisland's restricted stock awards to vest.  We took a charge of about $1.8 million for these vested shares.  During 2008 we incurred higher stock compensation expense of about $300,000.

Included in interest expense for 2007 was $165,000 related to the fair value of our interest rate swap and $260,000 for accretion of the contract termination obligation.  We ceased amortizing such obligation on December 31, 2007.

The change in minority interest was due to Sunrise having a profit in 2008 compared to a loss in 2007.

Quarter to Date

Coal sales began in February 2007. For the three months ended September 30, 2007 we sold 304,000 tons at an average price of about $28.50/ton.  For the three months ended September 30, 2008 we sold 530,000 tons at an average price of about $33.45/ton.

See above for a discussion of the change in our equity in Savoy's income or loss.

Cost of coal sales on a per ton basis stayed about the same for  both periods.

See above for a discussion in the change in DD&A.

See above for a discussion in the change in G&A.

Included in interest expense for 2007 was $295,000 related to the fair value of our interest rate swap and $130,000 for accretion of the contract termination obligation.  We ceased amortizing such obligation on December 31, 2007.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 6.	EXHIBITS
(a)	10.1 -- 331 -- SOX 302 Certification 32 -- SOX 906 Certification --------------------

SIGNATURE
In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HALLADOR PETROLEUM COMPANY

Dated: November 12, 2008	By:	/S/ VICTOR P. STABIO CEO and CFO Signing on behalf of registrant and as principal financial officer.