Form 10-K
period 2008-12-31
HALLADOR PETROLEUM CO
filed 2009-03-26
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[ x ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008 OR
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

Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐Accelerated filer
☐ Non-accelerated filer (do not check if a small reporting company)	☒Smaller reporting company

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates on June 30, 2008, was about $3.1 million based on the closing price reported that date by the OTC Bulletin Board of $3.50 per share.

As of March 24, 2009 we had 22,446,028 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

PART 1

ITEM 1.    BUSINESS.

General Development of Business

Hallador Petroleum Company (Hallador), a Colorado corporation, was organized by our predecessor in 1949.  Over 90% of our stock is closely held; see Item 12 of this Form 10-K for a listing of our major shareholders.  Our stock is thinly traded on the OTC Bulletin Board.

Our primary operating property is the Carlisle coal mine located in western Indiana of which we own an 80% interest.  The Carlisle mine was in the development stage through January 31, 2007.  Commercial coal production began February 5, 2007.   We also have a 45% equity interest in Savoy Energy, L.P., an oil and gas company which has operations in Michigan.

In late 2006, we concluded to deemphasize our oil and gas operations and concentrate our efforts in the coal business.  In July 2007, we sold our San Juan producing oil and gas properties and in October 2008 we sold substantially all of our unproved oil and gas properties.  Our remaining oil and gas properties are not significant.

With that in mind, the following events have occurred during the last two years:

Through a series of transactions which began in 2006 and ended in July 2008, we now own an 80% interest in Sunrise Coal, LLC (Sunrise).  On July 31, 2006, we entered into a partnership with Sunrise to develop the Carlisle mine.  Sunrise contributed all of their assets for a 40% interest and we agreed to a $20.5 million funding commitment (which we fulfilled during 2007) and guaranteed Sunrise's bank debt for a 60% interest.  Our funding commitment was subsequently increased to $21.2 million and was fulfilled.

In July 2008 we purchased an additional 20% interest in Sunrise for about $12 million and such amount was allocated to mine development costs.  Through approximately 92% of the partnership's cash flow we are to receive $22.9 million (our funding commitment of $21.2 million plus $1.7 million of acquired basis attributable to the interests sold by certain Sunrise members) plus interest at 10%.   Thereafter, cash flow will be distributed 80% to us and 20% to the remaining original Sunrise members.

Prior to the purchase of the additional 20% interest, we consolidated 100% of the Sunrise operations with a 13% minority interest.  Subsequent to the purchase, we are now using an 8% minority interest.  Once we receive our $22.9 million plus interest at 10%, the minority interest will change to 20%.

Carlisle Mine

We sell all of our coal to producers of electric power.   Currently, we have only one mine (Carlisle) and our top three customers purchased about 90% of our 2008 coal production.  First commercial production began February 5, 2007 and we sold about one million tons during 2007 at an average price of $28/ton.  During 2008, we sold about 1.9 million tons at an average price of about $36.39/ton.

Coal production for 2009 is estimated at 3 million tons and about 3.3 million tons in each of the years 2010 and 2011.  Recoverable reserves that are presently leased are about 43.5 million tons.  Additional unleased reserves that could be mined in the future are about 12.5 million tons.  There can be no assurance that we will be able to obtain suitable lease terms.

Sunrise currently employs 230 people and will increase employment to 260 as production from a new fourth unit begins in April 2009.  The mine currently operates two production shifts and one maintenance shift while coal is produced 270 days of the year.  The Carlisle mine is non-union.

Customers and Backlog

As of December 31, 2008, we had a sales backlog of 15.3 million tons of coal and our coal supply agreements have remaining terms up to 6 years.  For 2009 we are committed to sell 2.7 million tons;  for 2010 - 3 million tons; 2011 - 2.8 million tons and for 2012 and later - 6.8 million tons.

These commitments represent approximately 88%, 90% and 84% of our estimated production for 2009, 2010 and 2011, respectively, and represent about 1/3 of our recoverable reserves.

In 2008, 90% of our coal was sold to three electricity generating plants, all located in Indiana, which is where we have our primary customer base.

We expect to continue selling a significant portion of our coal under supply agreements with terms of one year or longer. Our approach is to selectively renew, or enter into new, coal supply contracts when we can do so at prices we believe are favorable.

Typically, customers enter into coal supply agreements to secure reliable sources of coal at predictable prices while we seek stable sources of revenue to support the investments required to open, expand and maintain or improve productivity at the mines needed to supply these contracts. The terms of coal supply agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of these contracts vary significantly in many respects including price adjustment features, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure, and termination and assignment provisions.

Our contracts contain provisions to adjust the base price due to new statutes, ordinances or regulations that impact our cost of performance. Additionally, our contracts contain provisions that allow for the recovery of costs impacted by modifications or changes in the interpretation or application of existing statutes or regulations.

Quality and volumes for the coal are stipulated in coal supply agreements, and in some limited instances buyers have the option to vary annual or monthly volumes if necessary. Variations to the quality and volumes of coal may lead to adjustments in the contract price.  Our coal supply agreements contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics such as heat content (BTU), sulfur and ash content.

Suppliers

The main types of goods we purchase are mining equipment and replacement parts, steel-related (including roof control) products, belting products, lubricants, fuel and tires. Although we have many long, well-established relationships with our key suppliers, we do not believe that we are dependent on any of our individual suppliers other than for purchases of certain underground mining equipment. The supplier base providing mining materials has been relatively consistent in recent years, although there has been some consolidation. Purchases of certain underground mining equipment are concentrated with one principle supplier; however, supplier competition continues to develop.

U.S. Coal Production

The United States is the second largest coal producer in the world, exceeded only by China. Coal in the United States represents approximately 94% of the domestic fossil energy reserves with over 200 billion tons of recoverable coal, according to the U.S. Geological Survey. The U.S. Department of Energy estimates that current domestic recoverable coal reserves could supply enough electricity to satisfy domestic demand for more than 200 years. Coal production in the United States has increased from 434 million tons in 1960 to approximately 1.2 billion tons in 2008 based on information provided by the Energy Information Administration.

Illinois Basin

The Illinois Basin includes Illinois, Indiana and western Kentucky and is a major coal production center in the interior region of the United States. Coal from the Illinois Basin varies in heat value and predominately has a high sulfur content. Despite its high sulfur content, coal from the Illinois Basin can generally be used by electric power generation facilities that have installed pollution control devices, such as scrubbers, to reduce emissions. We anticipate that Illinois Basin coal will play an increasingly vital role in the U.S. energy markets in future periods.

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

Reclamation

Carlisle is a new mine and is operating in compliance with all local, state, and federal regulations.   Since Carlisle is new, we have no old mine properties to reclaim, other than the Howesville mine, which also was a new mine and operated for only eight months before it was closed in June 2006 due to safety concerns.   During 2007, we finished Phase I of the reclamation of the Howesville mine.  To reach final reclamation we must raise commercial crops for a period of five years.

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

Mine Health and Safety Laws

Stringent safety and health standards have been imposed by federal legislation since Congress adopted the Coal Mine Health and Safety Act of 1969. The Federal Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed comprehensive safety and health standards on all aspects of mining operations. In addition to federal regulatory programs, the state in which we operate also has programs for mine safety and health regulation and enforcement.  In reaction to several mine accidents in recent years, federal and state legislatures and regulatory authorities have increased scrutiny of mine safety matters and passed more stringent laws governing mining. For example, in 2006, Congress enacted the Mine Improvement and New Emergency Response Act of 2006, which we refer to as the MINER Act. The MINER Act imposes additional obligations on coal operators including, among other things, the following:

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

Environmental

Legislators are considering the passage of significant new laws, regulators are considering using existing laws to limit greenhouse gas emissions, and other measures are being imposed or offered with the ultimate goal of reducing greenhouse gas emissions. For instance, in addition to the potential for the EPA to impose regulations on carbon dioxide emissions as described above, we also anticipate that Congress will evaluate greenhouse gas legislation in the short-term.  If successful, there could be reductions in or other limitations on the amount of coal our customers could utilize.

The permitting of new coal-fueled power plants has also recently been contested by state regulators and environmental organizations based on concerns relating to greenhouse gas emissions. As a result, certain power generating companies may reconsider short-term or long-term plans to build coal-fueled plants or may elect to build capacity using alternative forms of electrical generation.

Coal Mining Methods

The geological characteristics of coal reserves largely determine the coal mining method employed. There are two primary methods of mining coal:  surface mining and underground mining.   The Carlisle mine is an underground mine, and is operated using room-and-pillar mining.

Room-and-pillar mining is effective for small blocks of thin coal seams. In room-and-pillar mining, we cut a network of rooms into the coal seam, leaving a series of pillars of coal to support the roof of the mine. We use continuous mining equipment to cut the coal from the mining face and battery cars to transport the coal to a conveyor belt for further transportation to the surface. The pillars generated as part of this mining method can constitute up to 50% of the total coal in a seam.

Coal Preparation

Coal extracted from Carlisle contains impurities, such as rock and sulfur impurities.  We use a coal preparation plant located at the mine to remove impurities from the coal and to insure our product meets contract specifications.  Our coal preparation plant allows us to treat the coal we extract from Carlisle to ensure a consistent quality.

Transportation

We sell our coal FOB the mine.  Most of our coal is transported by rail and some by truck.

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

Other than the coal employees in Indiana, we have four full-time and two part-time employees in Denver. When needed we also engage consultants, accountants and attorneys on a fee basis.

Our office is located at 1660 Lincoln Street, Suite 2700, Denver, Colorado 80264, phone 303.839.5504, fax 303.832.3013.

Sunrise Coal's corporate office is located at 1183 Canvasback Drive, Terre Haute, Indiana 47802, phone 812.299.2800, fax 812.299.2810. Terre Haute is approximately 70 miles west of Indianapolis, Indiana. Our website is www.sunrisecoal.com.

ITEM 1A.  RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Smaller reporting companies are not required to provide the information required by this item; however, there were none.

ITEM 2. PROPERTIES.

The Carlisle mine, located near the town of Carlisle in Sullivan County, Indiana, is an underground mine which became operational in January 2007; during 2006 the mine was under development. The coal is accessed with a slope to a depth of 340'. The coal is mined in the Indiana Coal V seam which is high volatile B bituminous coal.

Our current mine plan indicates 13,500 acres of mineable coal with approximate 4' to 5' thickness in the project area. Of the 13,500 acres, 11,900 are currently under lease to Sunrise. The Indiana V seam has been extensively mined by underground and surface methods in the general area and is the most economically significant coal in Indiana.

Findings are based on generally accepted engineering principles and professional experience in the mining industry. All judgments are based on the facts that are available at this time.

Coal Reserve Estimates

We estimate that, as of December 31, 2008, we had total recoverable reserves of approximately 43.5 million tons consisting of both proven and probable reserves. “Reserves” are defined by the SEC Industry Guide 7 (Guide 7) as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. “Recoverable” reserves mean coal that is economically recoverable using existing equipment and methods under federal and state laws currently in effect. Approximately 29.5 million tons of reserves are classified as proven reserves. “Proven (measured) reserves” are defined by Guide 7 as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. The remaining approximately 14 million tons of our reserves are classified as probable reserves. “Probable reserves” are defined by Guide 7 as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.  Our reserve estimates were prepared by Samuel Elder, Sunrise's mining engineer.  Mr. Elder is a licensed Professional Engineer in the State of Indiana and has over 20 years experience estimating coal reserves.

The Mine Reserve estimate for the 11,900 leased acres was made utilizing Carlson mining 2007 (software developed by Carlson Software). To convert volumes of coal to an in-place tonnage, a weight of 80 pounds/cubic foot was used. To convert to product tonnage, a 55% mine recovery and an average of 81% washed recovery (coal only recovery, no out-of- seam dilution included) were used.

Example: In-place tonnage x 55% x 81% = product tonnage.

Standards set forth by the United States Geological Survey were used to place areas of the mine reserves into the Proven (measured) and Probable (indicated) categories. Under these standards, coal within 1,320' of a data point is considered to be proven, and coal within 1,320' to 3,960' is placed in the Probable category. All reserves are stated as a final saleable product.

ADDITIONAL DISCLOSURES

1.
The Carlisle mine currently has road frontage on State Highway 58, and is adjacent to the CSX railroad. The Carlisle mine has a double 100 car loop facility.  The majority of our sales are shipped by rail and the remainder is trucked.

2.
Currently only the Indiana V seam is planned to be mined, and all of the controlled tonnage is leased to Sunrise. Most leases have unlimited terms once mining has begun, and yearly payments or earned royalties are kept current. Mineable coal thickness used is greater than four feet. The current Carlisle mine plan is broken into four areas– North Main – South Main – West Main – 2 South Main. Approximately 88% of the total mine plan is currently under lease ("controlled"). It is believed that all additional property that would be required to access all lease areas can be obtained but, if some properties cannot be leased, some modification of the current mine plan would be required. All coal should be mined within the terms of the leases. Leasing programs are continuing by Sunrise staff.

3.	Mine construction began in 2006 and the first coal sales were in February 2007.

4.
The Carlisle mine has a dual use slope for the main coal conveyor, and the moving of supplies and personnel without a hoist. There are two 8' diameter shafts at the base of the slope for mine ventilation.  Two additional shafts are under construction to facilitate the mine expansion.  The slope is 18' wide with concrete and steel arch construction. All underground mining equipment is powered with electricity and underground compliant diesel.

5.
Current production capabilities are 2.7 million tons per year. Additional equipment is planned to increase production to 3 million tons per year in 2009. Total reserves in the current mine plan (both controlled and uncontrolled) indicates approximately 19 years production at 3 million tons per year. The mine plan is a basic room-and-pillar mine using a synchronized continuous miner section with no retreat mining. Plans are for 60'x80' pillars with 18' entries for our mains, and 60'x60' pillars with 20' entries in the rooms.

6.	The Carlisle mine has been in production since January 2007. The North Main, Sub Main #1, and the South Main have been developed with three units currently in production.

7.	Quality specifications for saleable product are 13%-16% moisture; 10,900-11,400 BTU; 8%-10% ash; and 5-6.5 LB SO2.

8.
The Carlisle mine has a 400 tons/hour raw feed wash plant. The wash plant is modular in construction and construction is currently underway to double the current capacity (anticipated completion date of April 2009).

9.	Mine dilution is assumed to be from 6% - 10% depending on seam height.

10.	Controlled and proven (measured) reserves are 29.5 million tons and controlled and probable (indicated) reserves are 14.0 million tons.

ITEM 3.    LEGAL PROCEEDINGS.  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the OTC Bulletin Board under the symbol “HPCO.OB”.  The following table sets forth the high and low sales price for the periods indicated:

	High	Low
2009
(January 1 through March 24, 2009)	$3.00	$2.95
2008
First quarter	4.55	4.00
Second quarter	4.50	3.25
Third quarter	5.50	3.25
Fourth quarter	5.50	2.50
2007
First quarter	3.25	2.50
Second quarter	3.50	2.50
Third quarter	3.25	2.85
Fourth quarter	3.55	2.75

During the last two years no dividends were paid.  We have no present intention to pay any dividends in the foreseeable future.  Our loan agreements restrict our ability to pay dividends.

At March 24, 2009, we had about 400 shareholders of record of our common stock; this number does not include the shareholders holding stock in "street name."  The last recorded sales price was $2.95.

Equity Compensation Plan Information

We have 550,000 options outstanding, at an exercise price of $2.30.  The issuance of our stock options were not approved by security holders.  We also have 170,000 restricted stock units that have been granted to certain employees and 360,000 are available for future issuance.

ITEM 6.    SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

Our consolidated financial statements should be read in conjunction with this discussion.  Our primary operating property is the Carlisle coal mine located in western Indiana of which we own an 80% interest.  The Carlisle mine was in the development stage through January 31, 2007.  Commercial coal production began February 5, 2007.   We also have a 45% equity interest in Savoy Energy, L.P., an oil and gas company which has operations in Michigan.  Over 90% of our stock is closely held; see Item 12 of this Form 10-K for a listing of our major shareholders.  Our stock is thinly traded on the OTC Bulletin Board.

In late 2006, we concluded to deemphasize our oil and gas operations and concentrate our efforts in the coal business.  In July 2007, we sold our San Juan producing oil and gas properties and in October 2008 we sold substantially all of our unproved oil and gas properties.  Our remaining oil and gas properties are not significant.

We have entered into significant equity transactions with the Yorktown Energy group of partnerships (Yorktown) and other entities that invest with them.  Yorktown, our largest shareholder, owns about 55% of our common stock and represents one of the five seats on our board.

Liquidity and Capital Resources

In December 2008, we entered into a new loan agreement with a bank consortium that provides for a $40 million term loan and a $30 million revolving credit facility.  Through December 31, 2008, we have fully drawn down the $40 million term loan (which matures in 2012) and have $27 million available under the revolver due to outstanding letters of credit of $3 million.  Substantially all of Sunrise's assets were pledged under this loan agreement and we are the guarantor.   The loan agreement requires customary covenants, required financial ratios and restrictions on dividends or distributions.  The current interest rate is LIBOR (0.9%) plus 3.50% or 4.4%.

In connection with the old loan agreements, we entered into two interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covered $26 million in debt and commenced July 15, 2007 and matures on July 15, 2012. The second swap agreement covers $10 million and commenced December 28, 2007 and matures on December 28, 2011.  The two swap agreements fix our interest rate at about 8.3%.  At December 31, 2008 and 2007, we recorded the estimated fair value of the two swaps as a $2.29 million and $1.18 million liability, respectively.  The increase of $1.11 million was recorded as additional interest expense for 2008.  Such amount in 2007 was about the same.

Accounting rules require us to recognize all derivatives on the balance sheet at estimated fair value. Derivatives that are not hedges must be adjusted to estimated fair value through earnings. We have no derivatives designated as a hedge.

We plan to fund future mine expansion through a combination of draws from the $30 million revolver and cash from operations.

We have no material off-balance sheet arrangements.

Results of Operations

During 2008, we sold about 1,933,000 tons of coal at an average selling price of about $36.39/ton.  January and February 2009 average prices were in the $45 range.  During 2008, we had three major contracts with three utilities that accounted for over 90% of our coal sales.  Two of the contracts run through 2013 and the third runs through 2012 with an option for two more years.  We anticipate our sales under these three contracts to range from 2.7 million tons per year to 3.2 million tons per year.

Coal sales began in February 2007 and for the year 2007 we sold 972,500 tons at an average price of about $28/ton.

During the last two years, we have sold substantially all of our oil and gas properties at a cumulative gain of about $3.8 million.  We do not expect such gains in the future.

The $2.3 million equity loss from Savoy resulted primarily from Savoy taking a $2.6 million impairment charge relating to their oil and gas properties.   Furthermore, the difference between the purchase price and our pro rata share of Savoy's partners' capital  was amortized based on Savoy's units-of-production rate and amounted to about $333,000 for 2008 and $279,000 for 2007.  In addition, due to deteriorating industry conditions, we took a $1.4 million impairment charge relating to our investment in Savoy.  We concluded that Savoy's balance sheet, considering their impairments, reflected our best estimate of Savoy's fair value.  Accordingly, we compared our investment account in Savoy to 45% of Savoy's equity accounts and the excess amounted to about $1.4 million.  Consequently, we impaired our investment account by such amount.  Considering this impairment charge, we no longer have a difference between the purchase price and our pro rata share of Savoy's partners' capital.

The increase in cost of coal sales and DD&A was due to the significant increase in our coal sales.

During 2008 and 2007, we issued restricted stock units to our officers and others.  The expense for 2008 was about $1.7 million higher than in 2007 for such units.  The additional increase in G&A was due primarily to the higher level of operations.

Interest expense stayed about the same for both years.

For most of our history, we operated in a loss position and had significant net operating loss carry forwards.  At December 31, 2008, we have federal net operating loss carry forwards of about $2.5 million and expect to utilize them in 2009.  For 2008, we had pretax income of about $11.8 million and a tax provision of about $2.9 million.  We expect these income trends to continue and estimate our effective tax rate to be in the 35% - 40% range for the foreseeable future.  We no longer deem it necessary to have a deferred tax valuation allowance.

Sale of Oil and Gas Properties

In early July 2007 we sold our interest in the San Juan properties for $2.3 million.  We recognized a gain of about $1.7 million.  During 2007, certain unproved properties were sold resulting in a gain of about $200,000.  In October 2008, we sold unproved properties for about $2 million and recognized a gain of about $1.4 million.  Other sales during 2008 resulted in gains of about $400,000.

Other than our equity investment in Savoy, our remaining oil and gas properties are not significant and we will be making minimal disclosures, if any, regarding them.

Critical Accounting Estimate and Significant Accounting Policies

We believe that the estimate of our coal reserves is our only critical accounting estimate.  Since the Carlisle mine has only been in production since February 2007 we do not have a long history to rely on.  The reserve estimates are used in the DD&A calculation, in our impairment test and in our internal cash flow projections.  If these estimates turn out to be materially under or over-stated, then our DD&A expense and impairment test would be affected.   In addition, if the reserves are materially overstated then our liquidity would be adversely affected.

Our significant accounting policies are set forth in Note 1 to the Financial Statements.

New Accounting Pronouncements

Other than SFAS 160, none of the recent FASB pronouncements had, or will have any material effect on us.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. This statement requires an entity to separately disclose non-controlling interests as a separate component of equity in the balance sheet and clearly identify on the face of the income statement net income related to non-controlling interests. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement will change how we present our minority interest with Sunrise but will not have a material affect on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Smaller reporting companies are not required to provide supplementary data.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hallador Petroleum Company
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Hallador Petroleum Company and Subsidiaries as of December 31, 2007 and 2008 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the two year period ended December 31, 2008.   These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Hallador Petroleum Company and Subsidiaries, as of December 31, 2007 and 2008 and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 25, 2009
Denver, Colorado

Consolidated Balance Sheet
 (in thousands, except share data)
ASSETS	As of December 31,
Current assets:	2008	2007
Cash and cash equivalents	$21,013	$6,978
Certificate of deposit – restricted		1,800
Federal income tax receivable	1,531
Accounts receivable	6,113	2,361
Coal inventory	776	92
Other	1,928	861
Total current assets	31,361	12,092

Coal properties, at cost:
Land, buildings and equipment	55,027	32,548
Mine development	45,289	32,137
	100,316	64,685
Less - accumulated depreciation, depletion, and amortization	(7,233)	(2,743)
	93,083	61,942
Investment in Savoy	7,911	11,893
Other assets	3,710	1,330
	$136,065	$87,257
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt	$2,500	$1,893
Accounts payable and accrued liabilities	11,563	5,550
State income tax payable	605
Other	310	620
Total current liabilities	14,978	8,063

Long-term liabilities:
Bank debt, net of current portion	37,500	33,464
Interest rate swaps, at estimated fair value	2,290	1,181
Deferred income taxes	1,700
Asset retirement obligations	686	646
Other	4,345	4,346
Total long-term liabilities	46,521	39,637

Total liabilities	61,499	47,700
Minority interest	1,683	384
Stockholders' equity:
Preferred stock, $.10 par value, 10,000,000 shares authorized; none issued
Common stock, $.01 par value, 100,000,000 shares authorized; 22,446,028 and 16,362,528 outstanding, respectively	224	163
Additional paid-in capital	69,739	44,990
Retained earnings (deficit)	2,920	(5,980)
Total stockholders' equity	72,883	39,173
	$136,065	$87,257

See accompanying notes.

Consolidated Statement of Operations
For the years ended December 31,
(in thousands, except per share data)

	2008	2007
Revenue:
Coal sales	$70,337	$27,228
Gain on sale of oil and gas properties	1,822	1,933
Equity income (loss) – Savoy	(2,320)	35
Other	359	533
	70,198	29,729

Costs and expenses:
Cost of coal sales	40,413	21,866
DD&A	4,630	2,420
G&A	6,128	4,161
Interest	4,029	4,113
Impairment – Savoy	1,396
	56,596	32,560
Income (loss) before minority interest and income taxes	13,602	(2,831)
Minority interest	(1,776)	416
Income (loss) before income taxes	11,826	(2,415)
Income taxes:
Current	1,226
Deferred	1,700
	2,926
Net income (loss)	$8,900	$(2,415)

Net income (loss) per share:
Basic	$.47	$(0.18)
Diluted	$.46	$(0.18)

Weighted average shares outstanding:
Basic	18,980	13,300
Diluted	19,286	13,300

See accompanying notes.

Consolidated Statement of Cash Flows
For the years ended December 31,
(in thousands)

	2008	2007
Operating activities:
Net income (loss)	$8,900	$(2,415)
Deferred income taxes	1,700
Minority interest	1,776	(416)
Equity income (loss) – Savoy	2,320	(35)
Impairment – Savoy	1,396
Gain on sale of oil and gas properties	(1,822)	(1,933)
Depreciation, depletion, and amortization	4,630	2,420
Change in fair value of interest rate swaps	1,109	1,181
Stock-based compensation	2,826	1,899
Other	133	195
Change in current assets and liabilities:
Accounts receivable	(3,707)	(2,361)
Coal inventory	(684)	(92)
Income taxes	(925)
Accounts payable and accrued liabilities	2,484	1,368
Other	(1,384)	(136)
Cash provided by (used in) operating activities	18,752	(325)
Investing activities:
Acquisition of additional 20% interest in Sunrise	(11,772)
Capital expenditures for coal properties	(21,898)	(17,244)
Sales of oil and gas properties	2,676	2,548
Investment in Savoy		(6,020)
Other		(1,501)
Cash used in investing activities	(30,994)	(22,217)
Financing activities:
Proceeds from bank debt	42,000	10,140
Payments of bank debt	(37,357)
Proceeds from stock sales	21,984	11,050
Capital contributions from Sunrise minority owners		800
Proceeds from exercise of stock options		460
Other	(350)	(136)
Cash provided by financing activities	26,277	22,314
Increase (decrease) in cash and cash equivalents	14,035	(228)
Cash and cash equivalents, beginning of year	6,978	7,206
Cash and cash equivalents, end of year	$21,013	$6,978

Cash paid for interest (net of amount capitalized - $176 and $148)	$2,879	$2,290
Cash paid for income taxes	$2,000
Non-cash investing activity -accounts payable for coal properties	$3,032	$2,136
Acquisition of minority interest	$477

See accompanying notes.

Consolidated Statement of Stockholders' Equity
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Total

Balance December 31, 2006	$121	$31,623	$(3,565)	$28,179

Stock sale to Yorktown and others (3,564,517 shares)	36	11,014		11,050

Exercise of 200,000 stock options	2	458		460

Restricted stock awards	4	1,393		1,397

Stock-based compensation		502		502

Net loss			(2,415)	(2,415)

Balance December 31, 2007	163	44,990	(5,980)	39,173

July stock sale, net of issuance costs (5,500,000 shares)	55	21,929		21,984

Restricted stock awards	6	2,280		2,286

Stock-based compensation		540		540

Net income			8,900	8,900

Balance December 31, 2008	$224	$69,739	$2,920	$72,883

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Hallador Petroleum Company (the Company) and its majority-owned subsidiary Sunrise Coal, LLC (Sunrise).  All significant intercompany accounts and transactions have been eliminated.  We are engaged in the production of coal from a shallow underground mine located in western Indiana.  We also own a 45% equity interest in Savoy Energy L.P., a private oil and gas company which has operations in Michigan.

We have entered into significant equity transactions with Yorktown and other entities that invest with Yorktown.  Yorktown currently owns about 55% of our common stock and represents one of the five seats on our board.

Reclassification

To maintain consistency and comparability, certain amounts in the 2007 financial statements have been reclassified to conform to current year presentation.

Inventories

Coal and supplies inventories are valued at the lower of average cost or market. Coal inventory costs include labor, supplies, equipment costs and overhead.

Advance Royalties

Coal leases that require minimum annual or advance payments and are recoverable from future production are generally deferred and charged to expense as the coal is subsequently produced.

Coal Properties

Coal properties are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period. Expenditures that extend the useful lives or increase the productivity of the assets are capitalized. The cost of maintenance and repairs that do not extend the useful lives or increase the productivity of the assets are expensed as incurred.  Other than land and underground mining equipment, coal properties are depreciated using the units-of-production method over the estimated recoverable reserves. Underground mining equipment is depreciated using estimated useful lives ranging from five to twenty years.

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

Asset Retirement Obligations - Reclamation

At the time they are incurred, legal obligations associated with the retirement of long-lived assets are reflected at their estimated fair value, with a corresponding charge to asset retirement obligation assets. Obligations are typically incurred when we commence development of underground mines, and include reclamation of support facilities, refuse areas and slurry ponds.

Obligations are reflected at the present value of their discounted cash flows.  We reflect accretion of the obligations for the period from the date they are incurred through the date they are extinguished. The asset retirement obligation assets are amortized using the units-of-production method over estimated recoverable (proved and probable) reserves.  We are using a 6% discount rate.

Federal and state laws require that mines be reclaimed to their previous condition in accordance with specific standards and approved reclamation plans, as outlined in mining permits.  Activities include reclamation of pit and support acreage at surface mines, sealing portals at underground mines, and reclamation of refuse areas and slurry ponds.

We assess our ARO at least annually, and reflect revisions for permit changes, as granted by state authorities, for revisions to the estimated reclamation costs, and for revisions to the timing of those costs.

The following table reflects the changes to our ARO:

	2008	2007
Balance beginning of period	$646	$912
Accretion	40	38
Settlements		(304)
Balance end of period	$686	$646

Statement of Cash Flows

Cash equivalents include investments, which includes mutual funds, with maturities when purchased of three months or less.

Income Taxes

Income taxes are provided based on the liability method of accounting pursuant to SFAS 109, Accounting for Income Taxes.  The provision for income taxes is based on pretax financial income (loss).  Deferred tax assets and liabilities are recognized for the future expected tax consequences of temporary differences between income tax and financial reporting and principally relate to differences in the tax basis of assets and liabilities and their reported amounts, using enacted tax rates in effect for the year in which differences are expected to reverse.

Earnings per Share

We follow the provisions of SFAS 128, Earnings Per Share.   For 2007, no additional shares were added in the calculation of diluted earnings per share as they would be anti-dilutive.  Diluted net income per share for 2008 was calculated using 308,000 additional shares relating to our restricted stock units.

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

Long-term Contracts

As of December 31, 2008, we are committed to supply to four utilities about 15.3 million tons of coal during the next 4.5 years.  These contracts represent about 1/3 of our recoverable reserves.  During 2008, three of our utility customers accounted for 90% of our sales:  one customer accounted for 43%, the second for 31%, and the third customer for 17%.  For 2007, one customer accounted for 55% and the other for 38%.  We are paid every two to four weeks and do not expect any credit losses.

Transportation

Currently, we use both truck and rail transportation.  Disruption of these services due to weather, mechanical issues, strikes, lockouts, bottlenecks and other events may have a temporary adverse impact on shipments and, consequently, to coal sales.

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method.

New Accounting Pronouncements

Other than SFAS 160, none of the recent FASB pronouncements had, or will have any material effect on us.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. This statement requires an entity to separately disclose non-controlling interests as a separate component of equity in the balance sheet and clearly identify on the face of the income statement net income related to non-controlling interests. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement will change how we present our minority interest with Sunrise but will not have a material affect on our financial statements.

(2)           Income Taxes (in thousands)

Our income tax is different than the expected amount computed using the applicable federal and state statutory income tax rates.  The reasons for and effects of such differences are as follows:

	2008	2007
Expected amount after minority interest	$4,021	$(821)
State income taxes, net of federal benefit	573	(70)
Change in valuation allowance	(1,257)	915
Other	(411)	(24)
	$2,926	$-

The deferred tax assets and liabilities resulting from temporary differences between book and tax basis are comprised of the following at December 31:

	2008	2007
Long-term deferred tax assets:
Federal NOL carry forwards	$945	$2,734
AMT credit carry forwards	690
Stock-based compensation	1,291	219
Investment in Savoy	2,153	567
Other	1,061	313
Valuation allowance		(1,257)
Net long-term deferred tax assets	6,140	2,576
Long-term deferred tax liabilities:
Coal properties	(7,840)	(2,576)

Net deferred tax liability	$1,700	$-

At December 31, 2008, we have federal net operating loss carry forwards of about $2.5 million and expect to utilize them in 2009.  We also have percentage depletion carry forwards of about $1 million which have no expiration date and AMT credit carry forwards of about $690,000.

We have analyzed our filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We identified our federal tax return and our Indiana state tax return as “major” tax jurisdictions.  None of our tax returns have been examined in the last ten years. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position.  Therefore, no reserves for uncertain income tax positions have been recorded.

(3)           Common Stock, Restricted Stock and Stock Options

Common Stock

On July 21, 2008, we sold 5.5 million shares of our common stock for $22 million ($4 per share) in a private placement transaction to existing shareholders.

Restricted Stock - 2008

Effective April 8, 2008, the Board approved the Hallador Petroleum Company 2008 Restricted Stock Unit Plan.  On July 7, 2008 the plan was amended to increase the authorized issuance of restricted stock units (RSUs) from 450,000 units to 1,350,000 units.  Vesting occurs at the end of three years of employment.  Upon vesting, each RSU entitles the recipient to receive one share of common stock.  If the RSU recipient’s employment with us or Sunrise ceases for any reason prior to vesting, the RSUs will be cancelled and the recipient will no longer have any right to receive any shares of common stock. Due to employee resignations during the year, 15,000 RSUs were forfeited back to the plan.

On May 6, 2008, we awarded to certain Sunrise employees and owners a total of 185,000 RSUs which vest on April 1, 2011. The RSUs were valued at $4.25 per share based on the closing price on that date.  On May 14, 2008, we accelerated vesting on 50,000 shares and recognized an expense of about $212,000.

On July 7, 2008, we awarded to certain of our and Sunrise's key employees 820,000 RSUs, all of which vest on July 7, 2011.  Of the 820,000 RSUs awarded, Victor P. Stabio, our CEO received 450,000 units and Brent Bilsland, Sunrise's President, received 300,000 units.  These RSUs were valued at $3.55 per share based on the closing price on that date.  During October 2008, we accelerated vesting on 815,000 RSUs, of which 450,000 were issued to Victor Stabio and 300,000 were issued to Brent Bilsland, and the remaining 65,000 were issued to others.  Our stock was selling in the $2.75 to $2.85 range on the dates of acceleration.   During the fourth quarter 2008, we recognized an expense of about $2.9 million for these RSUs.

Total amortization expense during 2008 was about $420,000 relating to our RSUs.

As of December 31, 2008, we have 360,000 RSUs available for future issuance and there are 170,000 RSUs outstanding which have not vested and have a value of $510,000 based on a year end closing price of $3 per share.

During 2008, of the 865,000 shares issued pursuant to the plan, 281,500 shares were relinquished back to the Company as consideration for the income taxes due by the individuals in the amount of $815,000.

Restricted Stock - 2007

On June 20, 2007, our Board authorized and granted the issuance of 600,000 shares of restricted stock.  Victor Stabio, our CEO, received 390,000 shares, Brent Bilsland, Sunrise’s President, received 165,000 shares and two consultants received 45,000 shares.  The Board accelerated vesting on Mr. Stabio's and Mr. Bilsland's shares on July 9, 2007 and August 9, 2007, respectively.   These shares were valued at $3.25.  During 2007, we took a charge of about $1.8 million for these vested shares.

Of the 390,000 shares granted to Mr. Stabio, 125,000 shares were relinquished back to the Company as consideration for the income taxes due of $356,000.  Mr. Stabio also exercised 200,000 of his 400,000 options at an exercise price of $2.30 per share.

Stock Options

In April 2005, we granted 750,000 options at an exercise price of $2.30.  These options fully vested in April 2008 and expire in April 2015.  On July 9, 2007 Mr. Stabio, our CEO, exercised 200,000 options.  No options were granted during 2008 and 2007.  At December 31, 2008, we had 550,000 outstanding stock options; such options had an aggregate intrinsic value of about $385,000.

We estimated the fair value of the option grant using the Black-Scholes option-pricing model, with the following assumptions: (i) risk free interest rate of 4.24%; (ii) expected life of 10 years; (iii) expected volatility of 120%; and (iv) expected default rate of 5%, and (v) no dividend yield.

The compensation expense related to the options was $120,000 for 2008 and $478,000 for 2007. The impact on earnings per share was not material for 2008 and was $.04 for 2007.  There will be no future compensation expense relating to these options.

(4)           Sunrise Coal Acquisition

Through a series of transactions which began in 2006 and ended in July 2008, we now own an 80% interest in Sunrise Coal, LLC (Sunrise).  On July 31, 2006, we entered into a partnership with Sunrise to develop the Carlisle mine.  Sunrise contributed all of their assets for a 40% interest and we agreed to a $20.5 million funding commitment (which we fulfilled during 2007) and guaranteed Sunrise's bank debt for a 60% interest.  Our funding commitment was subsequently increased to $21.2 million and was fulfilled.

In July 2008 we purchased an additional 20% interest in Sunrise for about $12 million and such amount was allocated to mine development costs.  Through approximately 92% of the partnership's cash flow we are to receive $22.9 million (our funding commitment of $21.2 million plus $1.7 million of acquired basis attributable to the interests sold by certain Sunrise members) plus interest at 10%.   Thereafter, cash flow will be distributed 80% to us and 20% to the remaining original Sunrise members.

Prior to the purchase of the additional 20% interest, we consolidated 100% of the Sunrise operations with a 13% minority interest.  Subsequent to the purchase, we are now using an 8% minority interest.  Once we receive our $22.9 million plus interest at 10%, the minority interest will change to 20%.

(5)           Notes Payable

In December 2008, we entered into a new loan agreement with a bank consortium that provides for a $40 million term loan and a $30 million revolving credit facility.  At December 31, 2008, we have fully drawn down the $40 million term loan.  We have outstanding letters of credit in the amount of $3 million, which leaves $27 million available under the revolver.  Substantially all of Sunrise's assets were pledged under this loan agreement and we are the guarantor.   Debt maturities are as follows:  2009 - $2.5 million: 2010 - $10 million: 2011 - $10 million: 2012 - $17.5 million.  The loan agreement requires customary covenants, required financial ratios and restrictions on dividends or distributions.  Closing costs on this loan agreement was about $1.2 million and are being amortized using the effective interest method over its term.  The current interest rate is LIBOR (0.9%) plus 3.50% or 4.4%.

In connection with the old loan agreements, we entered into two interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covered $26 million in debt and commenced July 15, 2007 and matures on July 15, 2012. The second swap agreement covers $10 million and commenced December 28, 2007 and matures on December 28, 2011.  The two swap agreements fix our interest rate at about 8.3%. At December 31, 2008 and 2007, we recorded the estimated fair value of the two swaps as a $2.29 million and $1.18 million liability, respectively.  The increase of $1.11 million was recorded as additional interest expense for 2008.  Such amount in 2007 was about the same.

Accounting rules require us to recognize all derivatives on the balance sheet at estimated fair value. Derivatives that are not hedges must be adjusted to estimated fair value through earnings. We have no derivatives designated as a hedge.

(6)           Equity Investment in Savoy

On December 31, 2005, we acquired a 32% interest in Savoy Energy L.P., a private company engaged in the oil and gas business primarily in the State of Michigan.  A value of $6.1 million was assigned for this investment.   On October 5, 2007, we invested an additional $6 million in Savoy which increased our ownership to 45%.  We account for our interest in Savoy using the equity method of accounting.

Below (in thousands) are:   (i) a condensed balance sheet at December 31, for both years and (ii) a condensed statement of operations for the years ended December 31, 2008 and 2007.

Condensed Balance Sheet
(unaudited)

	2008	2007
Current assets	$10,639	$14,600
PP&E, net	12,021	10,700
	$22,660	$25,300

Total liabilities	$5,120	$3,900
Partners' capital	17,540	21,400
	$22,660	$25,300

Condensed Statement of Operations
(unaudited)

	2008	2007
Revenue	$8,340	$6,220
Expenses	(12,747)	(5,270)
Net income (loss)	$(4,407)	$950

The $2.3 million equity loss from Savoy resulted primarily from Savoy taking a $2.6 million impairment charge relating to their oil and gas properties.   Furthermore, the difference between the purchase price and our pro rata share of Savoy's partners' capital  was amortized based on Savoy's units-of-production rate and amounted to about $333,000 for 2008 and $279,000 for 2007.  In addition, due to deteriorating industry conditions, we took a $1.4 million impairment charge relating to our investment in Savoy.  We concluded that Savoy's balance sheet, considering their impairments, reflected our best estimate of Savoy's fair value.  Accordingly, we compared our investment account in Savoy to 45% of Savoy's equity accounts and the excess amounted to about $1.4 million.  Consequently, we impaired our investment account by such amount.  Considering this impairment charge, we no longer have a difference between the purchase price and our pro rata share of Savoy's partners' capital.

Unaudited

Our 45% equity interest in Savoy's proved developed oil and gas reserves at December 31, 2008 were 58,000 barrels and 644,000 mcf, respectively.   Our equity interest in Savoy's standardized measure of discounted future net cash flows at December 31, 2008 was about $2.5 million.

(7)           Sale of Oil and Gas Properties

In early July 2007 we sold our interest in the San Juan properties for $2.3 million.  We recognized a gain of about $1.7 million.  Other sales during 2007 resulted in gains of about $200,000.  In October 2008, we sold unproved properties for about $2 million and recognized a gain of about $1.4 million.  Other sales during 2008 resulted in gains of about $400,000.

(8)           Employee Benefits

We have no defined benefit pension plans or any post-retirement benefit plans.  Our mine employees participate in a 401(k) Plan, where we match 100% of the first 3% that an employee contributes, and a Deferred Bonus Plan based on meeting certain production levels.  We also offer health benefits to all employees.  Our costs for the 401(k) matching were about $190,000 and our costs for health benefits were about $822,000.  The costs for the Deferred Bonus Plan, which was implemented in December 2008, were not material.  Our mine employees are also covered by workers compensation and such costs for 2008 were about $1.7 million.

(9)           Fair Value Measurements

We adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 requires disclosure that establishes a framework for measuring fair value, and expands disclosure about fair value measurements.

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

At December 31, 2007, our interest rates swaps were a liability of $1.2 million and at December 31, 2008 they were a liability of $2.3 million.  The difference of $1.1 million is included in interest expense.  The recorded value of our bank debt approximates fair value as it bears interest at a floating rate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

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

Based on our assessment, we concluded that we maintained effective ICFR as of December 31, 2008.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report from EKS&H, our auditors, regarding ICFR.  Our report was not subject to attestation by EKS&H pursuant to temporary rules of the SEC that permits us to provide only our report in this annual report.

ITEM 9B.   OTHER INFORMATION.

Effective January 1, 2008 Victor P. Stabio's, our CEO, annual salary was increased from about $140,000 to $180,000 per year.   Brent Bilsland's, Sunrise's President, salary was increased from $90,000 to $130,000 effective November 1, 2008 and Larry Martin's, Sunrise's CFO, salary was increased from $100,000 to $103,000 effective April 1, 2008.  We have no written employment agreements with any of our officers.  Bonuses, if any, are paid on a discretionary basis.

In February 2009 in connection with a verbal relocation plan, we purchased from Mr. Martin his personal residence, which is about 50 miles from the offices, for about $185,000.  Mr. Martin will continue to live in the house for three months awaiting the completion of his new residence near the Terre Haute offices.  We plan to sell the house this summer.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DAVID HARDIE, 58, is the Chairman of the Board and has served as a director since July 1989.  He is the President of Hallador Investment Advisors Inc., which manages Hallador Equity Fund, Hallador Fixed Income Fund, Hallador Alternative Assets Fund and Hallador Balance Fund; he also is a General Partner of Hallador Venture Partners LLC, the General Partner of Hallador Venture Fund II & III.  Mr. Hardie is and serves as a director and partner of other private entities that are owned by members of his family and is also a director of Sunrise Coal, LLC. Mr. Hardie is a graduate of California Polytechnic University, San Luis Obispo.  He also attended the Owner/President Management program offered by Harvard Business School.

STEVEN HARDIE, 55, has been a director since 1994.  He and David Hardie are brothers.  For the last 24 years he has been a private investor.  He is the Vice- President of Hallador Investment Advisors, which manages Hallador Equity Fund, Hallador Fixed Income Fund, Hallador Alternative Assets Fund and Hallador Balance Fund. He also serves as a director and partner of other private entities that are owned by members of his family.

BRYAN H. LAWRENCE, 66, has been one of our directors since November 1995.  He is a founder and senior manager of Yorktown Partners LLC which manages investment partnerships formerly affiliated with Dillon, Read & Co. Inc., an investment-banking firm (Dillon, Read).  He had been employed with Dillon, Read since 1966, serving most recently as a Managing Director until the merger of Dillon, Read with SBC Warburg in September 1997.  He also serves as a Director of Approach Resources, Inc.,  Star Gas Partners, L.P., Crosstex Energy, Inc. and Crosstex Energy, L.P. (each a United States public company), Winstar Resources Ltd. (a Canadian Public Company) and certain non-public companies in the energy industry in which Yorktown partnership holds equity interests, one of which is Sunrise Coal, LLC.  Mr. Lawrence is a graduate of Hamilton College and has a MBA from Columbia University.

SHELDON B. LUBAR, age 79, was appointed to our board in July 2008.  Mr. Lubar has been Chairman of the Board of Lubar & Co. Incorporated, a private investment and management firm he founded, since 1977.  Mr. Lubar also serves on the board of Approach Resources, Inc., Crosstex Energy, Inc., Star Gas Partners L.P. and Ellora Energy, Inc.  Mr. Lubar holds a bachelor's degree in business administration and a law degree from the University of Wisconsin-Madison. He was awarded an honorary doctor of commercial science degree from the University of Wisconsin-Milwaukee.

VICTOR P. STABIO, 61, is our President, CEO, CFO and a director.  He joined us in March 1991 as our President and CEO and has been active in the oil and gas business for the past 32 years. Mr. Stabio is a director of Sunrise Coal, LLC and also a director of Savoy Exploration, the general partner of Savoy Energy, LP.

BRENT K. BILSLAND, 35, has been President and a director of Sunrise Coal, LLC since July 31, 2006.   Previously, Mr. Bilsland was Vice President of Knapper Corporation, a family owned farming business from 1998 to 2004.  Mr. Bilsland is a graduate of Butler University located in Indianapolis, Indiana.  Mr. Bilsland is a 4% owner of Sunrise Coal, LLC.

LARRY MARTIN, 43, was appointed Chief Financial Officer of Sunrise Coal, LLC on January 29, 2008.  Prior to his employment with Sunrise in October 2008, he worked 19 years for Clifton Gunderson (12th largest U.S. Public Accounting Firm) from January 1989 to October 2008.  Mr. Martin was a Senior Manager in Tax for the previous 6 years and an Audit Senior Manager for the 5 preceding years.   Mr. Martin is a graduate from Indiana State University and has his Bachelor of Science in Accounting.  He received his C.P.A in 1991.

Section 16(a) Beneficial Ownership Reporting Compliance

All of our directors and officers filed their Section 16 forms within the appropriate deadlines.

Our Code of Ethics is filed as Exhibit 14 to this Form 10-K.

Audit Committee Report

Our audit committee oversees our financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls.

In fulfilling its oversight responsibilities, the audit committee reviewed and discussed with management the audited financial statements contained in this Form 10-K.

Our independent registered public accounting firm, EKS&H, is responsible for expressing an opinion on the conformity of the audited financial statements with accounting principles generally accepted in the United States of America. The audit committee reviewed with EKS&H the firm's judgment as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards.

The audit committee discussed with EKS&H the matters required to be discussed by SAS 61 (Codification of Statement on Auditing Standards, AU § 380), as may be modified or supplemented. The committee received written disclosures and the letter from EKS&H required by applicable requirements of the Public Company Accounting Oversight Board regarding EKS&H’s communications with the audit committee concerning independence, and has discussed with EKS&H its independence.

Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in the Form 10-K for the year ended December 31, 2008 for filing with the SEC.

David Hardie, Steven Hardie, Bryan Lawrence, Sheldon Lubar

ITEM 11.  EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	All Other Compensation(2)	Total

Victor P. Stabio, CEO	2008 2007	$180,000 144,000	$90,000 36,000	$1,730,000 1,217,000	$ 64,000 255,000		$2,064,000 1,652,000
Brent Bilsland, President - Sunrise	2008 2007	96,000 90,000	34,000 15,000	1,154,000 536,000		$3,000 3,000	1,287,000 644,000
Larry Martin (3) CFO - Sunrise	2008 2007	102,000 17,000	10,000	63,000		3,000	178,000 17,000

-------------------------------------------------------------

(1)
Represents the amount we recognized as an expense in our financial statements. Mr. Stabio and Mr. Bilsland each were granted restricted stock units in the summer of 2007, and soon thereafter, vesting was accelerated.  During the summer of 2008, Messrs. Stabio, Bilsland and Martin were granted restricted stock units, and about three months later, vesting was accelerated.

(2)	Represents company contributions to the 401(k) plan.

(3)	Mr. Martin began employment in October 2007.

In April 2005, we granted 750,000 options at an exercise price of $2.30 per share to our employees of which 400,000 were issued to Mr. Stabio.  On July 9, 2007 Mr. Stabio exercised 200,000 options at an exercise price of $2.30.   No options were granted or exercised in 2008.

At December 31, 2008, Mr. Stabio's in-the-money value of his exercisable options (200,000) was about $140,000 and expire on April 15, 2015.

None of these three officers have any outstanding restricted stock units.

Effective January 1, 2008 Mr. Stabio's annual salary was increased from about $140,000 to $180,000 per year.   Mr. Bilsland's salary was increased from $90,000 to $130,000 effective November 1, 2008 and Mr. Martin's salary was increased from $100,000 to $103,000 effective April 1, 2008.  We have no written employment agreements with any of our officers.  Bonuses, if any, are paid on a discretionary basis.

In February 2009 in connection with a verbal relocation plan, we purchased from Mr. Martin his personal residence, which is about 50 miles from the offices, for about $185,000.  Mr. Martin will continue to live in the house for three months awaiting the completion of his new residence near the Terre Haute offices.  We plan to sell the house this summer.

Compensation of Directors

Our directors receive no compensation for their services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This table shows the number and percentage of common shares owned for each shareholder known by us to beneficially own 5% or more of our stock as of March 24, 2009.

Name	No. Shares	% of Class (1)

Hardie Family Shares (2)	4,572,957	20.37
3000 S. Street, Suite 200 Sacramento, CA 95816
Yorktown Energy Partners(3)	12,257,256	54.60
410 Park Avenue, 19th Floor New York, NY 10022

Lubar & Associates 700 North Water Street Suite 1200 Milwaukee, WI 53202	2,038,685	9.08

--------------------------------
(1)	The percentages of ownership are calculated based on a total of 22,446,028 common shares outstanding.
(2)
Includes 3,426,601 shares owned by Hallador Alternative Assets Fund, 823,041 shares owned by Robert C. Hardie L.P., 298,315 shares owned by Hallador, Inc. and 25,000 shares owned by Sandra Hardie (Steven Hardie's wife.)

(3)	Includes 6,557,166 shares owned by Yorktown Energy Partners, VI L.P. and 5,700,090 shares owned by Yorktown Energy Partners, VII L.P.

This table shows the number and percentage of common shares beneficially owned by each of our directors and officers and by group at March 24, 2009.    Beneficial ownership of certain shares has been, or is being, specifically disclaimed by certain directors in ownership reports filed with the SEC.

Name	No. Shares	% of Class (1)

David Hardie and Steven Hardie(2)	4,572,957	20.37

Bryan H. Lawrence(3)	12,307,256	54.83

Sheldon Lubar (4)	2,038,685	9.08

Victor P. Stabio(5)	1,033,413	4.56

Brent K. Bilsland (6)	365,000	1.63

Larry Martin	29,000	0.13

All directors and executive officers as a group	20,346,311	90.60

---------------------------------------------------

(1)	The percentages of ownership are calculated based on a total of 22,446,028 common shares outstanding.
(2)
Includes 3,426,601 shares owned by Hallador Alternative Assets Fund, 823,041 shares owned by Robert C. Hardie L.P., 298,315 shares owned by Hallador, Inc. and 25,000 shares owned by Sandra Hardie (Steven Hardie's wife.)

(3)
Mr. Lawrence’s address is 410 Park Avenue, 19th Floor, New York, NY 10022.  Mr. Lawrence owns 50,000 shares directly.  The remainder is held by Yorktown Energy Partners VI, L.P., and Yorktown Energy Partners VII, L.P., both affiliated with Mr. Lawrence.

(4)	Includes shares owned by Lubar & Associates.
(5)
Includes 781,193 shares held in trust and 200,000 options exercisable within 60 days.  It also includes 52,220 shares owned by his family members, over which he has no voting or dispositive power and as to which he disclaims beneficial ownership.

(6)	In addition to Mr. Bilsland's ownership in us, he and other family members own an aggregate 12% interest in Sunrise Coal, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

We had four board meetings and four audit committee meetings during 2008 and all members attended at least 75% of the meetings.

We have entered into significant equity transactions with Yorktown and other entities that invest with Yorktown.  Yorktown, our largest shareholder, owns about 55% of our common stock and represents one of the five seats on our board.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The fees incurred for 2008 and 2007 were:

	2008	2007

Audit Fees	$141,500	$150,500
Tax fees		51,000
Total fees	$141,500	$201,500

Pre-approval Policy

In 2003 the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided by Ehrhardt Keefe Steiner & Hottman PC (EKSH).  The policy requires that all services EKSH provides to us be pre-approved by the Committee.  The Committee approved all services provided by EKSH during 2008 and 2007.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

See Item 8. for an index of our financial statements.

Because we are a smaller reporting company we are not required to provide financial statement schedules.

Our exhibit index is as follows:

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
10.1
Purchase and Sale Agreement dated December 31, 2005 between Hallador Petroleum Company, as Purchase and Yorktown Energy Partners II, L.P., as Seller relating to the purchase and sale of limited partnership interests in Savoy Energy Limited Partnership (5)

10.2	Letter of Intent dated January 5, 2006 between Hallador Petroleum Company and Sunrise Coal, LLC (6)
10.3	Subscription Agreement - by and between Hallador Petroleum Company and Yorktown Energy Partners VI, L.P., et al dated February 22, 2006. (5)
10.4	Subscription Agreements - by and between Hallador Petroleum Company and Hallador Alternative Assets Fund LLC, et al dated February 14, 2006. (6)
10.5	Continuing Guaranty, dated April 19, 2006, by Hallador Petroleum Company in favor of Old National Bank (9)
10.6
Collateral Assignment of Hallador Master Purchase/Sale Agreement, dated April 19, 2006, among Hallador Petroleum Company, Hallador Petroleum, LLLP, and Hallador Production Company and Old National Bank (9)

10.7	Reimbursement Agreement, dated April 19, 2006, between Hallador Petroleum Company and Sunrise Coal, LLC (9)
10.8	Membership Interest Purchase Agreement dated July 31, 2006 by and between Hallador Petroleum Company and Sunrise Coal, LLC. (10)
10.9	Subscription Agreements - by and between Hallador Petroleum Company and Yorktown Energy Partners VII, L.P., et al dated October 5, 2007 (10)
10.10	Purchase and Sale Agreement dated effective as of October 5, 2007 between Hallador Petroleum Company, as Purchaser and Savoy Energy Limited Partnership, as Seller (12)
10.11	First Amendment to Credit Agreement, Waiver and Ratification of Loan Documents dated June 28, 2007 by and between Sunrise Coal, LLC, Hallador Petroleum Company and Old National Bank (12)
10.12	Amended and Restated Continuing Guaranty, dated as of June 28, 2007, between Hallador Petroleum Company, Sunrise Coal, LLC, and Old National Bank. (13)
10.13	Hallador Petroleum Company Restricted Stock Unit Issuance Agreement dated as of June 28, 2007, between Hallador Petroleum Company and Victor P. Stabio(13)*
10.14	Hallador Petroleum Company Restricted Stock Unit Issuance Agreement dated as of July 19, 2007, between Hallador Petroleum Company and Brent Bilsland(14)*

10.15	Hallador Petroleum Company 2008 Restricted Stock Unit Plan. (15)*
10.16	Form of Amended and Restated Purchase and Sale Agreement dated July 24, 2008 to purchase additional minority interest from Sunrise Coal, LLC's minority members (16)
10.17	Form of Hallador Petroleum Company Restricted Stock Unit Issuance Agreement dated July 24, 2008 (16)*
10.18
Credit Agreement dated December 12, 2008, by and among Sunrise Coal, LLC, Hallador Petroleum Company as a Guarantor, PNC Bank, National Association as administrative agent for the lenders, and the other lenders party thereto. (17)

10.19	Continuing Agreement of Guaranty and Suretyship dated December 12, 2008, by Hallador Petroleum Company in favor of PNC Bank, National Association (17)
10.20	Amended and Restated Promissory Note dated December 12, 2008, in the principal amount of $13,000,000, issued by Sunrise Coal, LLC in favor of Hallador Petroleum Company (17)
14	Code Of Ethics For Senior Financial Officers. (8)
21.1	List of Subsidiaries (2)
31	SOX 302 Certification (18)
32	SOX 906 Certification (18)

---------------------------------------
(1) Incorporated by reference (IBR) to the 1989 Form 10-K.	(10) IBR to Form 8-K dated August 1, 2006.
(2) IBR to the 1990 Form 10-K.	(11) IBR to Form 10-QSB dated September 30, 2007.
(3) IBR to the 1992 Form 10-KSB.	(12) IBR to Form 10-QSB dated June 30, 2007.
(4) IBR to the 1993 Form 10-KSB.	(13) IBR to Form 8-K dated July 2, 2007.
(5) IBR to Form 8-K dated January 3, 2006.	(14) IBR to Form 10-KSB dated December 31, 2007.
(6) IBR to Form 8-K dated January 6, 2006.	(15) IBR to March 31, 2007 Form 10-Q.
(7) IBR to Form 8-K dated February 27, 2006.	(16) IBR to Form 8-K dated July 24, 2008.
(8) IBR to the 2005 Form 10-KSB.	(17) IBR to Form 8-K dated December 12, 2008.
(9) IBR to Form 8-K dated April 25, 2006	(18) Filed herewith

* Management contracts or compensatory plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR PETROLEUM COMPANY

Dated: March 25, 2009	/s/VICTOR P. STABIO, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/DAVID HARDIE	Chairman	March 25, 2009

/s/VICTOR P. STABIO	CEO, CFO, CAO and Director	March 25, 2009

/s/BRYAN LAWRENCE	Director	March 25, 2009