Form 10-Q
period 2009-03-31
HALLADOR PETROLEUM CO
filed 2009-05-08
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14731

Hallador Petroleum Company
(Exact Name of Registrant as Specified in Its Charter)

Colorado	84-1014610
(State of Incorporation)	(I.R.S. Employer Identification No.)

1660 Lincoln St., Suite 2700, Denver, Colorado	80264-2701
(Address of Principal Executive Offices)	(Zip Code)

(303) 839-5504  fax: (303) 832-3013
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Shares outstanding as of May 7, 2009:  22,446,028

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet
 (in thousands, except share data)
	March 31, 2009	December 31, 2008 *
ASSETS Current assets:
Cash and cash equivalents	$19,764	$21,013
Certificates of deposit	2,838
Federal income tax receivable	417	1,531
Accounts receivable	6,732	6,113
Coal inventory	71	776
Other	1,814	1,928
Total current assets	31,636	31,361

Coal properties, at cost:
Land, buildings and equipment	64,489	55,027
Mine development	48,426	45,289
	112,915	100,316
Less - accumulated depreciation, depletion, and amortization	(9,890)	(7,233)
	103,025	93,083
Investment in Savoy	7,652	7,911
Other assets	2,505	3,710
	$144,818	$136,065
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt	$5,000	$2,500
Accounts payable and accrued liabilities	10,210	11,563
State income tax payable	1,173	605
Other	18	310
Total current liabilities	16,401	14,978

Long-term liabilities:
Bank debt, net of current portion	35,000	37,500
Interest rate swaps, at estimated fair value	2,133	2,290
Deferred income taxes	3,681	1,700
Asset retirement obligations	696	686
Other	4,345	4,345
Total long-term liabilities	45,855	46,521

Total liabilities	62,256	61,499
Equity:
Hallador stockholders' equity
Preferred stock, $.10 par value, 10,000,000 shares authorized; none issued
Common stock, $.01 par value, 100,000,000 shares authorized; 22,446,028 outstanding	224	224
Additional paid-in capital	69,800	69,739
Retained earnings	9,969	2,920
Total Hallador stockholders' equity	79,993	72,883
Noncontrolling interest	2,569	1,683
Total equity	82,562	74,566
	$144,818	$136,065
*Derived from the Form 10-K
See accompanying notes.

Consolidated Statement of Operations
(in thousands, except per share data)

	Three months ended March 31,
	2009	2008
Revenue:
Coal Sales	$29,811	$9,681
Equity (loss) - Savoy	(259)	(31)
Other	458	561
	30,010	10,211

Costs and expenses:
Cost of coal sales	15,321	7,585
DD&A	1,769	905
G&A	940	600
Interest	382	1,532 *
	18,412	10,622

Income (loss) before income taxes	11,598	(411)

Income taxes:
Current	1,682
Deferred	1,981
	3,663

Net income (loss)	7,935	(411)
Less: net (income) loss attributable to the noncontrolling interest	(886)	74

Net income (loss) attributable to Hallador	$7,049	$(337)

Net income (loss) per share:
Basic and diluted	$.31	$(.02)

Weighted average shares outstanding:
Basic and diluted	22,446	16,363

--------------------------------------------
*Includes $885 relating to our interest rate swaps.

See accompanying notes.

Condensed Consolidated Statement of Cash Flows
(in thousands)

	Three months ended March 31,
	2009	2008

Operating activities:
Cash provided by operating activities	$13,391	$730

Investing activities:
Capital expenditures for coal properties	(12,802)	(2,941)
Other	(1,838)	604
Cash used in investing activities	(14,640)	(2,337)

Financing activities:
Proceeds from bank debt		1,698
Cash provided by financing activities		1,698

Increase (decrease) in cash and cash equivalents	(1,249)	91

Cash and cash equivalents, beginning of period	21,013	6,978

Cash and cash equivalents, end of period	$19,764	$7,069

Cash paid for interest (net of amount capitalized – $300 and $100)	$963	$672

See accompanying notes.

Notes to Consolidated Financial Statements

1.	General Business

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

On January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our financial statements filed as part of our 2008 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

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

We account for our  45% interest in Savoy using the equity method of accounting.

Below (in thousands) are:   (i) a condensed balance sheet at March 31, 2009 and (ii) a condensed statement of operations for the quarters ended March 31, 2009 and 2008.

Condensed Balance Sheet

Current assets	$ 8,501
PP&E	11,357
$19,858

Total liabilities	$ 2,893
Partners' capital	16,965
$19,858

Condensed Statement of Operations

	2009	2008

Revenue	$ 1,981	$1,460
Expenses	(2,556)	(1,289)
Net income (loss)	$ (575)	$ 171

For 2008, the difference between the purchase price and our pro rata share of the equity of Savoy was amortized based on Savoy's units of production rate using proved developed oil and gas reserves and amounted to $109,000.  For 2009 there was no difference.

3.        Notes Payable

In December 2008, we entered into a new loan agreement with a bank consortium that provides for a $40 million term loan and a $30 million revolving credit facility.  At March 31, 2009, we have fully drawn down the $40 million term loan.  We have outstanding letters of credit in the amount of $3 million, which leaves $27 million available under the revolver.

In connection with the old loan agreements, we entered into two interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement which covers $26 million in debt commenced on July 15, 2007 and matures on July 15, 2012. The second swap agreement which covers $10 million commenced on December 28, 2007 and matures on December 28, 2011.  The two swap agreements fix our interest rate at about 8.3%.  At March 31, 2009, our interest rates swaps resulted in a liability of about $2.1 million and at December 31, 2008 they resulted in a liability of $2.3 million.  The difference of $157,000 is included as a reduction in our interest expense.  The recorded value of our bank debt approximates fair value as it bears interest at a floating rate.

4.        Income Taxes

The effective tax rate of about 34% for the three months ended March 31, 2009 was calculated using the annual effective rate projection on recurring earnings.   Excess tax depletion is the primary reason for the effective rate being less than the statutory rate.

ITEM 2. MD&A.

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2008 FORM 10-K AND SHOULD BE READ IN CONJUNCTION THEREWITH.

We are still on track to sell about three million tons of coal for the year. Through March 31, 2009 we have sold about 662,000 tons at an average price of about $45/ton.

Cap on Carbon Emissions

On April 17, 2009 the Obama Administration declared that carbon dioxide threatened the planet.  The landmark decision lays the ground work for federal efforts to cap carbon emissions.   The Environmental Protection Agency (EPA)  officials are on record saying they would take a go-slow approach, holding two public hearings in May before the findings are official.  After that, any new regulations would go through a public comment period, more hearings and a long review.  New regulations driven by the finding  could be years away; but, unless superseded by congressional action, the EPA ruling eventually could lead to stricter emissions limits.

Under our current contracts, any new taxes or costs relating to these events, can be passed on to the customer.  We are unable to determine what effect these events will have on future coal demand.

Liquidity and Capital Resource

We plan to fund future mine expansion through a combination of draws from the $30 million revolving credit facility with our banks and cash from operations.  We have $27 million  available under the revolver due to outstanding letters of credit of $3 million.

We have no material off-balance sheet arrangements.

Results of Operations

During 2009, we sold about 662,000 tons of coal at an average selling price of about $45/ton.  During 2008 we sold about 353,000 at about $27/ton.  For the remainder of 2009, we expect the average price to be in the $45/ton range.

The increase in cost of coal sales and DD&A was due to the significant increase in our coal sales.

G&A increased primarily to the higher level of operations.

Included in 2008 interest expense was about $885,000 relating to our interest rate swaps.  The 2009 amount includes a credit of about $160,000 for the swaps.  In addition, we capitalized about $300,000 in interest expense for 2009 compared to $100,000 for 2008.

For most of our history, we operated in a loss position and had significant net operating loss carry forwards.  At December 31, 2008, we have federal net operating loss carry forwards of about $2.5 million and expect to utilize them in 2009.  For calendar year 2008 we had pretax income of about $11.8 million and a tax provision of about $2.9 million.  For the quarter ended March 31, 2009 we had pretax income of about $11.6 million and a tax provision of about $3.7 million.  We expect these income trends to continue and estimate our effective tax rate to be in the 34% - 38% range for the foreseeable future.

New Accounting Pronouncements

None of the recent FASB pronouncements had, or will have any material effect on us.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 6.	EXHIBITS
(a)	31 -- SOX 302 Certification 32 -- SOX 906 Certification

SIGNATURE
In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HALLADOR PETROLEUM COMPANY

Dated: May 7, 2009	By:	/S/ VICTOR P. STABIO CEO and CFO Signing on behalf of registrant and as principal financial officer.