Form 10-Q
period 2009-06-30
HALLADOR PETROLEUM CO
filed 2009-08-06
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

Shares outstanding as of August 6, 2009:  22,446,028

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet
 (in thousands, except share data)
ASSETS Current assets:	June 30, 2009	December 31, 2008 *
Cash and cash equivalents	$15,832	$21,013
Certificates of deposit	2,862
Prepaid Federal income taxes	888	1,531
Accounts receivable	5,728	6,113
Coal inventory	308	776
Other	1,867	1,928
Total current assets	27,485	31,361
Coal properties, at cost:
Land, buildings and equipment	73,366	55,027
Mine development	48,952	45,289
	122,318	100,316
Less - accumulated depreciation, depletion, and amortization	(11,908)	(7,233)
	110,410	93,083
Investment in Savoy	7,362	7,911
Other assets	2,651	3,710
	$147,908	$136,065
LIABILITIES AND EQUITY
Current liabilities:
Current portion of bank debt	$7,500	$2,500
Accounts payable and accrued liabilities	7,503	11,563
State income tax payable	602	605
Other	626	310
Total current liabilities	16,231	14,978

Long-term liabilities:
Bank debt, net of current portion	32,500	37,500
Interest rate swaps, at estimated fair value	1,759	2,290
Deferred income taxes	6,351	1,700
Asset retirement obligations	714	686
Other	4,345	4,345
Total long-term liabilities	45,669	46,521

Total liabilities	61,900	61,499
Equity:
Hallador stockholders' equity:
Preferred stock, $.10 par value, 10,000,000 shares authorized; none issued
Common stock, $.01 par value, 100,000,000 shares authorized; 22,446,028 outstanding	224	224
Additional paid-in capital	69,859	69,739
Retained earnings	13,461	2,920
Total Hallador stockholders' equity	83,544	72,883
Noncontrolling interest	2,464	1,683
Total equity	86,008	74,566
	$147,908	$136,065
*Derived from our Form 10-K

See accompanying notes.

Consolidated Statement of Operations
(in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Coal sales	$55,597	$23,962	$25,786	$14,281
Equity income (loss) – Savoy	(549)	275	(290)	306
Other	795	782	337	221
	55,843	25,019	25,833	14,808

Costs and expenses:
Cost of coal sales	31,430	16,452	16,109	8,867
DD&A	3,787	1,931	2,018	1,026
G&A	1,740	1,368	800	767
Interest (1)	828	1,376	446	(156)
	37,785	21,127	19,373	10,504

Income before income taxes	18,058	3,892	6,460	4,304

Income taxes	6,140		2,477

Net income
Less: net income attributable to the noncontrolling interest	11,918		3,983
	(1,377)	(481)	(491)	(555)

Net income attributable to Hallador	$10,541	$3,411	$3,492	$3,749

Net income per share attributable to Hallador:
Basic and diluted	$.47	$.21	$.16	$.23

Weighted average shares outstanding:
Basic and diluted	22,446	16,366	22,446	16,370

(1) Included in interest expense for the six and three months ended June 30, 2009 was a credit of $531,000 and $373,000, respectively, due to the change in the estimated fair value of the interest rate swaps.  Such credit was $39,000 and $924,000 for the six and three months ended June 30, 2008, respectively.

See accompanying notes

Condensed Consolidated Statement of Cash Flows
(in thousands)

	Six months ended June 30,
	2009	2008
Operating activities:
Cash provided by operating activities	$23,237	$2,740

Investing activities:
Capital expenditures for coal properties	(25,945)	(6,264)
Other	(1,877)	682
Cash used in investing activities	(27,822)	(5,582)

Financing activities:
Proceeds from bank debt		2,000
Cash distributions to noncontrolling interests	(596)
Cash provided by (used in) financing activities	(596)	2,000

Decrease in cash and cash equivalents	(5,181)	(842)

Cash and cash equivalents, beginning of period	21,013	6,978

Cash and cash equivalents, end of period	$15,832	$6,136

Cash paid for interest (net of amount capitalized - $293 and $176)	$1,612	$1,440
Cash paid for state income taxes	$849

Change in accounts payable for coal properties	$(4,049)	$(1,500)

See accompanying notes.

Notes to Consolidated Financial Statements
1.	General Business

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

On January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our consolidated financial statements filed as part of our 2008 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

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

Below (in thousands) are:   (i) a condensed balance sheet at June 30, 2009 and (ii) a condensed statement of operations for the six months ended June 30, 2009 and 2008.

Condensed Balance Sheet

Current assets	$ 9,573
PP&E	11,530
$21,103

Total liabilities	$ 4,780
Partners' capital	16,323
$21,103

Condensed Statement of Operations

	2009	2008

Revenue	$ 3,638	$ 3,670
Expenses	(4,855)	(2,559)
Net income (loss)	$(1,217)	$ 1,111

For 2008, the difference between the purchase price and our pro rata share of the equity of Savoy was amortized based on Savoy's units of production rate using proved developed oil and gas reserves and amounted to $226,000.  For 2009 there was no difference.

3.         Notes Payable

In December 2008, we entered into a new loan agreement with a bank consortium that provides for a $40 million term loan and a $30 million revolving credit facility.  At June 30, 2009, we have fully drawn down the $40 million term loan.  We have outstanding letters of credit in the amount of $3 million, which leaves $27 million available under the revolver.

In connection with the old loan agreements, we entered into two agreements swapping variable rates for fixed rates. The first swap agreement, which initially covered $26 million in debt, commenced on July 15, 2007 and matures on July 15, 2012; the current notional amount is about $17 million.  The second swap agreement, which initially covered $10 million, commenced on December 28, 2007 and matures on December 28, 2011; the current notional amount is about $8 million.  Considering the two swap agreements our current interest rate is about 6.2%.  At June 30, 2009 and December 31, 2008, our interest rates swaps resulted in a liability of $1.76 million and $2.3 million, respectively.  The difference of $531,000 is included as a reduction in our interest expense for the six months ended June 30, 2009.  The recorded value of our bank debt approximates fair value as it bears interest at a floating rate.

4.         Income Taxes

Our effective tax rate of about 37% for the six months ended June 30, 2009 was calculated using the annual effective rate projection on recurring earnings.   Excess tax depletion is the primary reason for our effective rate being less than the statutory rate.

5.         Cash Distributions by Sunrise

During the six months ended June 30, 2009 Sunrise made cash distributions, for members’ tax purposes, of about $3.6 million of which $600,000 was made to the noncontrolling members.

6.        Subsequent Events

No subsequent events have occurred through August 6, 2009 that could have a material effect on our financial position, cash flows or results of operations.

ITEM 2. MD&A.

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2008 FORM 10-K AND SHOULD BE READ IN CONJUNCTION THERETO.

Cap on Carbon Emissions

On April 17, 2009 the Obama Administration declared that carbon dioxide threatened the planet.  The landmark decision lays the ground work for federal efforts to cap carbon emissions.   The Environmental Protection Agency (EPA) officials are on record saying they would take a go-slow approach, holding two public hearings in May 2009 before the findings are official.  After that, any new regulations would go through a public comment period, more hearings and a long review.  New regulations driven by the finding could be years away; but, unless superseded by congressional action, the EPA ruling eventually could lead to stricter emissions limits.

Under our current contracts, any new taxes or costs relating to these events can be passed on to the customer.  We are unable to determine what effect these events will have on future coal demand.

Our management is in favor of reasonable and practical steps to protect the environment.  We are not in favor of the current cap and trade bill passed by the House.  Unless countries like Mexico, China, India and Russia pass and enforce similar laws any reduction in carbon omissions in our country would be inconsequential to the ultimate goal.

Liquidity and Capital Resource

We plan to fund future mine expansion through a combination of draws from the $30 million revolving credit facility with our banks and cash from operations.  We have $27 million available under the revolver due to outstanding letters of credit of $3 million.  Our budgeted capital expenditures for the last half of 2009 are about $15 million.

We have no material off-balance sheet arrangements.

Results of Operations

Year to Date

The recession has reduced power demand, which has reduced the need for coal.  Stockpiles at some of our customers are high and accordingly, we were asked by one of our customers to defer a total of 400,000 tons through December 31, 2010.  These tons will be shipped in 2011-2013 at an escalated price.  We have agreed to assist our customer because of our valued relationship.

Due to the reduced power demand, we estimate 2009 sales to be about 2.7 million tons at an average selling price of $44/ton.  We expect 2010 sales to be about 3 million tons at an average price of $42.  The reduction in average prices is due to higher priced coal being deferred to later years.

For 2009 we sold 1,258,000 tons at an average price of about $44/ton.  For 2008 we sold 825,000 tons at an average price of about $29/ton.

During 2009 our equity loss in Savoy was due to lower oil and gas prices and higher exploration costs relative to 2008.

Cost of coal sales per ton averaged $25/ton in 2009 compared to $20 in 2008.  The increase was due to inefficiencies during our mine expansion and construction and temporary adverse mining conditions.  Our mining employees totaled 290 at June 30, 2009 compared to 160 at June 30, 2008.  We expect the cost of coal sales to average $24/ton for the remainder of 2009.

G&A increased primarily to the higher level of operations.

Included in 2009 interest expense was a credit of $531,000 relating to our interest rate swaps.  The 2008 amount includes a credit of $39,000 for the swaps.  In addition, we capitalized $293,000 in interest expense for 2009 compared to $176,000 for 2008.  Because our mine expansion is complete we are no longer capitalizing interest.

Quarter to Date

For 2009 we sold 596,000 tons at an average price of about $43/ton.  For 2008 we sold 472,000 tons at an average price of about $30/ton.

For 2009 our equity loss in Savoy was due to lower oil and gas prices and higher exploration costs relative to 2008.

Cost of coal sales averaged $27/ton in 2009 compared to $19 in 2008.  If we are not able to gain efficiencies and if the temporary adverse mining conditions persist, our costs could remain in the $27/ton range for the remainder of the year.

The increase in DD&A was due to the significant increase in our coal sales.

Included in 2009 interest expense was a credit of $373,000 relating to our interest rate swaps.  The 2008 amount includes a credit of $924,000 for the swaps.  In addition, we capitalized about $3,000 in interest expense for 2009 compared to $75,000 for 2008.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 6.	EXHIBITS

(a)	31 -- SOX 302 Certification 32 -- SOX 906 Certification

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 6, 2009                                                                    By:  /S/ VICTOR P. STABIO
          Victor P. Stabio
          CEO and CFO
          Signing on behalf of registrant and
          as principal financial officer