Form 10-Q
period 2009-09-30
HALLADOR PETROLEUM CO
filed 2009-11-10
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14731

Hallador Petroleum Company
(Exact Name of Registrant as Specified in Its Charter)

Colorado	84-1014610
(State of Incorporation)	(I.R.S. Employer Identification No.)

1660 Lincoln St., Suite 2700, Denver, Colorado	80264-2701
(Address of Principal Executive Offices)	(Zip Code)

(303) 839-5504  fax: (303) 832-3013
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❒ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ❒ No ❒

Shares outstanding as of November 10, 2009:  27,758,023

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheet
 (in thousands, except share data)
	September 30, 2009	December 31, 2008 *
ASSETS
Current assets:
Cash and cash equivalents	$14,750	$21,013
Certificates of deposit	1,021
Prepaid Federal income taxes	1,486	1,531
Accounts receivable	6,769	6,113
Coal inventory	1,620	776
Other	2,789	1,928
Total current assets	28,435	31,361
Coal properties, at cost:
Land, buildings and equipment	84,276	55,027
Mine development	46,402	45,289
	130,678	100,316
Less - accumulated depreciation, depletion, and amortization	(13,586)	(7,233)
	117,092	93,083
Investment in Savoy	6,955	7,911
Deferred income taxes, net	2,414
Other assets	2,355	3,710
	$157,251	$136,065
LIABILITIES AND EQUITY
Current liabilities:
Current portion of bank debt	$7,500	$2,500
Accounts payable and accrued liabilities	9,561	11,563
State income tax payable	483	605
Other	609	310
Total current liabilities	18,153	14,978

Long-term liabilities:
Bank debt, net of current portion	30,000	37,500
Interest rate swaps, at estimated fair value	1,643	2,290
Deferred income taxes		1,700
Asset retirement obligations	912	686
Other	4,345	4,345
Total long-term liabilities	36,900	46,521
Total liabilities	55,053	61,499
Equity:
Hallador stockholders' equity:
Preferred stock, $.10 par value, 10,000,000 shares authorized; none issued
Common stock, $.01 par value, 100,000,000 shares authorized; 27,758,023 and 22,446,028 outstanding	277	224
Additional paid-in capital	84,587	69,739
Retained earnings	17,334	2,920
Total Hallador stockholders' equity	102,198	72,883
Noncontrolling interest		1,683
Total equity	102,198	74,566
	$157,251	$136,065
*Derived from our Form 10-K
See accompanying notes.

Consolidated Statement of Operations
(in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Coal sales	$85,140	$41,688	$29,543	$17,726
Equity (loss) – Savoy	(956)	(103)	(407)	(378)
Other	770	894	(25)	112
	84,954	42,479	29,111	17,460
Costs and expenses:
Cost of coal sales	48,332	27,579	16,902	11,127
DD&A	6,353	3,213	2,566	1,282
SG&A	3,046	2,270	1,306	902
Interest (1)	1,431	2,227	603	851
	59,162	35,289	21,377	14,162

Income before income taxes	25,792	7,190	7,734	3,298

Less income taxes	(9,358)		(3,218)

Net income	16,434	7,190	4,516	3,298

Less: net income attributable to the noncontrolling interest	(2,020)	(846)	(643)	(365)

Net income attributable to Hallador	$14,414	$6,344	$3,873	$2,933

Net income per share attributable to Hallador:
Basic and diluted	$.63	$.36	$.17	$.14

Weighted average shares outstanding:
Basic and diluted	22,753	17,824	23,358	20,707

_______________________________

(1) Included in interest expense for the nine and three months ended September 30, 2009 was a credit of $647 and $116, respectively, due to the change in the estimated fair value of the interest rate swaps.  Such credit was $57 and $18 for the comparable 2008 periods. We also capitalized $293 and $176 in interest expense for the nine months ended September 30, 2009 and 2008, respectively.  No interest was capitalized for the three months ended September 30, 2009 and 2008.

See accompanying notes.

Condensed Consolidated Statement of Cash Flows
(in thousands)

	Nine months ended September 30,
	2009	2008
Operating activities:
Cash provided by operating activities	$31,824	$7,166

Investing activities:
Acquisition of additional 20% interest in Sunrise*		(11,771)
Capital expenditures for coal properties	(33,635)	(10,852)
Other	(130)	193
Cash used in investing activities	(33,765)	(22,430)

Financing activities:
Proceeds from bank debt		2,000
Payments of bank debt	(2,500)	(1,334)
Acquisition of remaining 20% interest in Sunrise*	(25,805)
Proceeds from stock sales	24,892	21,983
Cash distributions to noncontrolling interests	(909)
Other		(47)
Cash (used in) provided by financing activities	(4,322)	22,602

Increase (decrease) in cash and cash equivalents	(6,263)	7,338

Cash and cash equivalents, beginning of period	21,013	6,978

Cash and cash equivalents, end of period	$14,750	$14,316

Cash paid for interest (net of amount capitalized - $293 and $176)	$2,338	$2,308
Cash paid for state income taxes	$849

Change in accounts payable for coal properties	$(3,381)	$994

_______________________________

*The 2008 acquisition was treated as an investing activity and accounted for under purchase accounting rules; however, due to changes in accounting rules, the 2009 acquisition was treated as a financing activity and accounted for as an equity transaction.

See accompanying notes.

Consolidated Statement of Stockholders’ Equity
(in thousands, except shares)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

Balance December 31, 2008	22,446,028	$224	$69,739	$2,920	$72,883

Equity offering	4,150,000	42	24,850		24,892

Stock issued to Sunrise members for their remaining 20% interest valued at par (fair value of $6,800); See Note 5	1,133,328	11	(11)

Cash ($25,805) paid to Sunrise members for their remaining 20% interest, net of deferred income tax assets of $12,700 and $2,794 to close out the minority interest (treated as an equity transaction)			(10,311)		(10,311)

Restricted shares issued	28,667		161		161

Stock-based compensation			139		139

Other			20		20

Net income				14,414	14,414

Balance September 30, 2009	27,758,023	$277	$84,587	$17,334	$102,198

See accompanying notes.

Notes to Consolidated Financial Statements

1.	General Business

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

The accompanying consolidated financial statements include the accounts of Hallador Petroleum Company and its subsidiary.  All significant intercompany accounts and transactions have been eliminated.  We are engaged in the production of coal from an underground mine located in southwestern Indiana.  We also own a 45% equity interest in Savoy Energy L.P., a private oil and gas company which has operations primarily in Michigan.

As discussed in prior filings, we have entered into significant equity transactions with Yorktown and other entities that invest with Yorktown.  Yorktown currently owns about 55% of our common stock and represents one of the seven seats on our board.

2.	Equity Investment in Savoy

We account for our 45% interest in Savoy using the equity method of accounting.

Below (in thousands) are: (i) a condensed balance sheet at September 30, 2009 and (ii) a condensed statement of operations for the nine months ended September 30, 2009 and 2008.

Condensed Balance Sheet

Current assets	$ 8,879
PP&E	12,072
$20,951

Total liabilities	$ 5,522
Partners' capital	15,429
$20,951

Condensed Statement of Operations

	2009	2008
Revenue	$5,556	$5,587
Expenses	(7,668)	(5,078)
Net (loss) income	$ (2,112)	$ 509

For 2008, the difference between the purchase price and our pro rata share of the equity of Savoy was amortized based on Savoy's units of production rate using proved developed oil and gas reserves and amounted to $332,000.  For 2009 there was no difference.

3.         Notes Payable

In December 2008, we entered into a new loan agreement with a bank consortium that provides for a $40 million term loan and a $30 million revolving credit facility.   We have fully drawn down the $40 million term loan and have made or first  principal payment  of $2.5 million.  We have outstanding letters of credit in the amount of $3.5 million, which leaves about $26 million available under the revolver.  We pay a .5% commitment fee for the unused funds.

In connection with the old loan agreements, we entered into two agreements swapping variable rates for fixed rates. The first swap agreement, which initially covered $26 million in debt, commenced on July 15, 2007 and matures on July 15, 2012; the current notional amount is about $15 million.  The second swap agreement, which initially covered $10 million, commenced on December 28, 2007 and matures on December 28, 2011; the current notional amount is about $8 million.  Considering the two swap agreements, our current interest rate is about 6.1%.  At September 30, 2009 and December 31, 2008, our interest rates swaps resulted in a liability of $1.64 million and $2.3 million, respectively.  The difference of $647,000 is included as a reduction in our interest expense for the nine months ended September 30, 2009.  The recorded value of our bank debt approximates fair value as it bears interest at a floating rate.

4.         Income Taxes

For the nine months ended September 30, 2009, our effective income tax rate increased to 39%, a 2% increase over the effective tax rate of 37% for the six months ended June 30, 2009.  As discussed in Note 5 below, we acquired the remaining 20% membership interest in Sunrise.  In doing so, we derived tax basis for our coal properties and, consequently, there will not be any percentage depletion in excess of basis which is a permanent difference for tax purposes that previously served to reduce the effective income tax rate.  This change caused the effective rate for the three months ended September 30, 2009 to be 45%.

5.         Stock Sale and Purchase of Remaining Interest in Sunrise

On September 16, 2009, we entered into agreements to purchase the remaining 20% membership interest in Sunrise Coal, LLC (“Sunrise”), from the existing members for an aggregate purchase price of about $32.6 million, consisting of about $25.8 million in cash and 1,133,328 in shares of our common stock valued at $6/share ($6.8 million).  Sunrise is now a wholly-owned entity of ours.  Brent Bilsland, our new president and board member, received cash of about $3.185 million and 8,333 shares of our stock for his approximate 2% interest and his spouse received cash of about $1.775 million and 208,333 shares of our stock for her interest (slightly less than 2%). His parents also sold their approximate 8% interest in Sunrise under the same terms receiving 383,332 shares and the remainder in cash.   In addition, Brent Bilsland purchased for cash 200,000 shares (at $6/share) directly from Victor Stabio, our CEO.

For accounting purposes the buyout was treated as an equity transaction among members of a controlled group.  For income tax purposes we will be able to increase our tax basis in the coal properties and receive future tax deductions; accordingly, a deferred tax asset of $12.7 million was recognized.

The day before the purchase, in a private placement transaction, we sold 4,150,000 shares of our common stock for an aggregate cash purchase price of $24.9 million ($6/share).  The proceeds from the sale were used to purchase the remaining membership interests in Sunrise as described above.  All but 450,000 shares were sold to our existing shareholders and board members.  Yorktown Energy Partners VIII, LP, a private partnership affiliated with board member Bryan Lawrence, purchased 2,950,000 shares and an entity affiliated with board member Sheldon Lubar purchased 750,000 shares.

6.         Subsequent Events

No subsequent events have occurred through November 10, 2009 that could have a material effect on our financial position, cash flows or results of operations.

ITEM 2. MD&A.

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2008 FORM 10-K AND SHOULD BE READ IN CONJUNCTION THERETO.

Cap on Carbon Emissions

On April 17, 2009 the Obama Administration declared that carbon dioxide threatened the planet.  The landmark decision lays the ground work for federal efforts to cap carbon emissions.   The Environmental Protection Agency (EPA) officials are on record saying they would take a go-slow approach.   New regulations driven by the finding could be years away; but, unless superseded by congressional action, the EPA ruling eventually could lead to stricter emissions limits.

Under our current contracts, any new taxes or costs relating to these events can be passed on to the customer.  We are unable to determine what effect these events will have on future coal demand.

Our management is in favor of reasonable and practical steps to protect the environment.  We are not in favor of the current cap and trade bill passed by the House and being discussed in the Senate.  Unless countries like Mexico, China, India and Russia pass and enforce similar laws any reduction in carbon omissions in our country would be inconsequential to the ultimate goal.

Liquidity and Capital Resource

We plan to fund future mine expansion through a combination of draws from the revolving credit facility with our banks and cash from operations.  We have about $26 million available under the revolver due to outstanding letters of credit.  Our budgeted capital expenditures for the last quarter of 2009 are about $8 million and $20 million for 2010.

We have no material off-balance sheet arrangements.

Results of Operations

Year to Date

The recession has reduced power demand, which has reduced the need for coal.  Stockpiles at some of our customers are high and, accordingly, during July we were asked by one of our customers to defer a total of 400,000 tons through December 31, 2010.  These tons will be shipped in 2011-2013.  We have agreed to assist our customer because of our valued relationship.

Due to the reduced power demand, we estimate fourth quarter sales for 2009 to be about 737,000 tons at an average selling price of $44.50/ton.  We expect 2010 sales to be about 3 million tons at an average price of $42.  The reduction in average prices is due to higher priced coal being deferred to later years.

For 2009 we sold 1,931,000 tons at an average price of about $44/ton.  For 2008 we sold 1,355,000 tons at an average price of about $30.75/ton.

During 2009 our equity loss in Savoy was due to lower oil and gas prices and higher operating costs relative to 2008.

Cost of coal sales per ton averaged $25/ton in 2009 compared to $20.35 in 2008.  The increase was due to inefficiencies during our mine expansion and construction, temporary adverse mining conditions and higher costs associated with government impositions.  Our mining employees totaled 290 at September 30, 2009 compared to 190 at September 30, 2008.  We expect the cost of coal sales to average $23-24/ton for the remainder of 2009.

The increase in DD&A was due to the significant increase in our coal sales. There were no significant changes in our coal reserves.

SG&A increased primarily due to the higher level of operations.

Included in 2009 interest expense was a credit of $647,000 relating to our interest rate swaps; such amount for 2008 was a credit of $57,000.   In addition, we capitalized $293,000 in interest expense for 2009 compared to $176,000 for 2008.  Because our mine expansion is complete,  we are no longer capitalizing interest.

Quarter to Date

For 2009 we sold 673,000 tons at an average price of about $44/ton.  For 2008 we sold 530,000 tons at an average price of about $33.45/ton.

For 2009 our equity loss in Savoy was due to lower oil and gas prices and higher operating costs relative to 2008.

Cost of coal sales averaged $25.11/ton in 2009 compared to $21 in 2008. We expect the cost of coal sales to average $23-24/ton for the remainder of 2009.

The increase in DD&A was due to the significant increase in our coal sales.

Included in 2009 interest expense was a credit of $116,000 relating to our interest rate swaps; such amount for 2008 was a credit of $18,000.  No interest was capitalized for either period.

New Accounting Pronouncements

None of the recent FASB pronouncements had, or will have any material effect on us.

ITEM 4(T).  CONTROLS AND PROCEDURES.

Disclosure Controls

We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our CEO and CFO as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective for the purposes discussed above.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 6.	EXHIBITS

10.1 -- Form of Purchase and Sale Agreement dated September 16, 2009 (1)
10.2 -- Form of Subscription Agreement dated September 15, 2009 (1)
10.3 -- Form of Hallador Petroleum Company Restricted Stock Unit Issuance Agreement. (1)
21.1 -- List of Subsidiaries (2)
31.1 -- SOX 302 Certification (2)
31.2 -- SOX 302 Certification (2)
32    -- SOX 906 Certification (2)
---------------------------------------------
(1) IBR to the Form 8-K Filed September 18, 2009
(2) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR PETROLEUM COMPANY

November 10, 2009	By:	/S/VICTOR P. STABIO Victor P. Stabio, CEO

November 10, 2009	By:	/S/W. ANDERSON BISHOP W. Anderson Bishop, CFO