Form 10-K/A
period 2008-12-31
HALLADOR PETROLEUM CO
filed 2009-12-16
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

EXPLANATORY NOTE

This Form 10-K/A is being filed solely to amend Exhibits 31 and 32 (the SOX 302 and 906 certifications) of the original filing and to include a consent from our auditors.  This 10-K/A does not amend any other information set forth in the original filing and we have not updated disclosures contained therein to reflect any events that occurred subsequent to the date of the original filing.

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

10.19	Continuing Agreement of Guaranty and Suretyship dated December 12, 2008, by Hallador Petroleum Company in favor of PNC Bank, National Association (17)
10.20	Amended and Restated Promissory Note dated December 12, 2008, in the principal amount of $13,000,000, issued by Sunrise Coal, LLC in favor of Hallador Petroleum Company (17)
14	Code Of Ethics For Senior Financial Officers. (8)
21.1	List of Subsidiaries (2)
23.1	Consent from EKSH (18)
31.1	SOX 302 Certification - CEO (18)
31.2	SOX 302 Certification - CFO (18)
32	SOX 906 Certification - CEO and CFO(18)

---------------------------------------
(1) Incorporated by reference (IBR) to the 1989 Form 10-K.	(10) IBR to Form 8-K dated August 1, 2006.
(2) IBR to the 1990 Form 10-K.	(11) IBR to Form 10-QSB dated September 30, 2007.
(3) IBR to the 1992 Form 10-KSB.	(12) IBR to Form 10-QSB dated June 30, 2007.
(4) IBR to the 1993 Form 10-KSB.	(13) IBR to Form 8-K dated July 2, 2007.
(5) IBR to Form 8-K dated January 3, 2006.	(14) IBR to Form 10-KSB dated December 31, 2007.
(6) IBR to Form 8-K dated January 6, 2006.	(15) IBR to March 31, 2007 Form 10-Q.
(7) IBR to Form 8-K dated February 27, 2006.	(16) IBR to Form 8-K dated July 24, 2008.
(8) IBR to the 2005 Form 10-KSB.	(17) IBR to Form 8-K dated December 12, 2008.
(9) IBR to Form 8-K dated April 25, 2006	(18) Filed herewith

* Management contracts or compensatory plans.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR PETROLEUM COMPANY

December 15, 2009	/S/ W. ANDERSON BISHOP W. Anderson Bishop, CFO