Form 10-Q/A
period 2009-03-31
HALLADOR PETROLEUM CO
filed 2009-12-16
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
EXPLANATORY NOTE

This Form 10-Q/A is being filed solely to amend Exhibits 31 and 32 (the SOX 302 and 906 certifications) of the original filing and does not amend any other information set forth in the original filing and we have not updated disclosures contained therein to reflect any events that occurred subsequent to the date of the original filing.

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

PART II—OTHER INFORMATION
ITEM 6.	EXHIBITS
(a)	31.1 -- SOX 302 Certification - CEO 31.2 -- SOX 302 Certification - CFO 32 -- SOX 906 Certification - CEO and CFO

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR PETROLEUM COMPANY

December 15, 2009	/S/ W. ANDERSON BISHOP W. Anderson Bishop, CFO