Form 10-Q/A
period 2009-06-30
HALLADOR PETROLEUM CO
filed 2009-12-16
CIK 788965

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days). Yes þ No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes☐No☐

Shares outstanding as of August 6, 2009:  22,446,028

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

December 15, 2009	HALLADOR PETROLEUM COMPANY /S/W. ANDERSON BISHOP W. Anderson Bishop, CFO