Form 10-Q/A
period 2009-09-30
HALLADOR PETROLEUM CO
filed 2009-12-16
CIK 788965

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
21.1 -- List of Subsidiaries (2)
31.1 -- SOX 302 Certification - CEO(2)
31.2 -- SOX 302 Certification - CFO(2)
32    -- SOX 906 Certification - CEO and CFO(2)
---------------------------------------------
(1) IBR to the Form 8-K Filed September 18, 2009
(2) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR PETROLEUM COMPANY

December 15, 2009	/S/W. ANDERSON BISHOP Anderson Bishop, CFO