Form 10-Q
period 2010-03-31
HALLADOR ENERGY CO
filed 2010-04-30
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-14731

HALLADOR ENERGY COMPANY

Colorado (State of incorporation)	84-1014610 (IRS Employer Identification No.)

1660 Lincoln Street, Suite 2700, Denver, Colorado (Address of principal executive offices)	80264-2701 (Zip Code)

Issuer's telephone number: 303.839.5504	Fax: 303.832.3013

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
Yes ☐  No ☑

As of April 30, 2010 we had 27,782,028 shares outstanding.

PART 1- Financial Information

ITEM 1.    Financial Statements
Consolidated Balance Sheet
 (in thousands, except per share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$16,231	$15,226
Certificates of deposit	3,464	3,458
Income taxes receiveable	1,000	1,511
Accounts receivable	7,552	5,411
Coal inventory	798	2,165
Other	2,335	2,498
Total current assets	31,380	30,269

Coal properties, at cost:
Land, buildings and equipment	100,890	95,270
Mine development	49,143	47,479
	150,033	142,749
Less - accumulated DD&A	(19,715)	(16,958)
	130,318	125,791
Investment in Savoy	6,449	6,259
Other assets	3,087	2,771
	$171,234	$165,090
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank debt	$10,000	$10,000
Accounts payable and accrued liabilities	8,139	9,950
Income taxes payable	2,073	464
Other	254	179
Total current liabilities	20,466	20,593

Long-term liabilities:
Bank debt, net of current portion	25,000	27,500
Interest rate swaps, at estimated fair value	1,265	1,404
Deferred income taxes	4,129	1,699
Asset retirement obligations	937	922
Other	4,345	4,345
Total long-term liabilities	35,676	35,870
Total liabilities	56,142	56,463
Stockholders’ equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized; 27,782 shares outstanding for both periods	277	277
Additional paid-in capital	84,886	85,245
Retained earnings	29,929	23,105
Total stockholders’ equity	115,092	108,627
	$171,234	$165,090

See accompanying notes.

Consolidated Statement of Operations
For the three months ended March 31,
 (in thousands, except per share data)

	2010	2009

Revenue:
Coal sales	$34,955	$29,811
Equity income (loss) - Savoy	190	(259)
Other	137	458
	35,282	30,010
Costs and expenses:
Cost of coal sales	19,449	15,321
DD&A	2,757	1,769
SG&A	1,140	940
Interest (1)	562	382
	23,908	18,412

Income before income taxes	11,374	11,598

Less income taxes	(4,550)	(3,663)

Net income	6,824	7,935

Less net income attributable to the noncontrolling interest		(886)

Net income attributable to Hallador	$6,824	$7,049

Net income per share attributable to Hallador:
Basic	$.25	$.31
Diluted	$.24	$.31

Weighted average shares outstanding:
Basic	27,782	22,446
Diluted	28,396	22,446

(1)
Included in interest expense for 2010 and 2009 is a credit of $139 and $157, respectively, for the change in the estimated fair value of our interest rate swaps.  We also capitalized $0 and $300 in interest charges for 2010 and 2009, respectively.

See accompanying notes.

Consolidated Statement of Cash Flows
For the three months ended March 31,
(in thousands)

	2010	2009
Operating activities:
Cash provided by operating activities	$14,769	$13,391

Investing activities:
Capital expenditures for coal properties	(10,126)	(12,802)
Other	(295)	(1,838)
Cash used in investing activities	(10,421)	(14,640)

Financing activities:
Payments of bank debt	(2,500)
Cash distributions to noncontrolling interests	(164)
Stock option buy out for cash	(679)
Cash used in financing activities	(3,343)

Increase (decrease) in cash and cash equivalents	1,005	(1,249)
Cash and cash equivalents, beginning of period	15,226	21,013
Cash and cash equivalents, end of period	$16,231	$19,764

Cash paid for interest (net of amount capitalized - $0 and $300)	$607	$480
Changes in accounts payable for coal properties	$(2,848)

See accompanying notes.

Consolidated Statement of Stockholders’ Equity
(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

Balance January 1, 2010	27,782	$277	$85,245	$23,105	$108,627

Stock-based compensation			484		484

Stock option buy out for cash			(679)		(679)

Cash distributions to former noncontrolling interests for their personal income taxes			(164)		(164)

Net income				6,824	6,824

Balance March 31, 2010	27,782	$277	$84,886	$29,929	$115,092

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   General Business

The interim financial data is unaudited; however, in our opinion, it includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared pursuant to the SEC’s rules and regulations; accordingly, certain information and footnote disclosures normally included in GAAP financial statements have been condensed or omitted.  The results of operations and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2010.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our consolidated financial statements filed as part of our 2009 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

The accompanying consolidated financial statements include the accounts of Hallador Energy Company and its subsidiary.  All significant intercompany accounts and transactions have been eliminated.  We are engaged in the production of coal from an underground mine located in southwestern Indiana.  We also own a 45% equity interest in Savoy Energy L.P., a private oil and gas company which has operations primarily in Michigan.

(2)          Stock Options

On January 7, 2010 we allowed four Denver employees (non officers) a one-time opportunity to relinquish 1/3 of their vested options (115,833) for cash of $679,000; the intrinsic value on such date.  Equity was charged for this transaction; in our 2009 Form 10-K we disclosed that the charge would be an expense; however, upon further analysis of the accounting literature that governs such transactions we concluded that it was an equity transaction.  As a result of this transaction, we now have 434,167 outstanding stock options which are fully vested.

(3)          Sunrise Coal Acquisition

Through a series of independent transactions which began in 2006 and ended in September 2009, we now own 100% of Sunrise Coal, LLC (Sunrise).  At the end of 2006 and 2007 we owned 60% of Sunrise; at the end of 2008 we owned 80%; and at the end of 2009 we owned 100%.

(4)          Notes Payable

In December 2008, we entered into a new loan agreement with a bank consortium that provides for a $40 million term loan and a $30 million revolving credit facility.  At March 31, 2010, we owe $35 million on the term loan.  We have outstanding letters of credit in the amount of $6 million, which leaves about $24 million available under the revolver.  We pay a 2.5% fee on the letters of credit and a .5% commitment fee on the unused funds.  Substantially all of Sunrise's assets are pledged under this loan agreement and we are the guarantor.  The loan agreement requires customary covenants, required financial ratios and restrictions on dividends or distributions.  The current interest rate is LIBOR (0.28%) plus 2.50% or 2.78%.

In connection with the old loan agreements, we entered into two agreements swapping variable rates for fixed rates. Considering the two swap agreements, our current interest rate is about 5.7%.  Our balance sheet presents the estimated value of our swaps.

Accounting rules require us to recognize all derivatives on the balance sheet at estimated fair value. Derivatives that are not hedges must be adjusted to estimated fair value through earnings. We have no derivatives designated as a hedge. The recorded value of our bank debt approximates fair value as it bears interest at a floating rate.

(5)          Equity Investment in Savoy

We own a 45% interest in Savoy Energy L.P., a private company engaged in the oil and gas business primarily in the State of Michigan. We account for our interest in Savoy using the equity method of accounting.

Below (in thousands) are a condensed balance sheet at March 31, 2010 and a condensed statement of operations for the three months ended March 31, 2010 and 2009.

Condensed Balance Sheet

2010

Current assets	$6,626
Oil and gas properties, net	13,219
$19,845

Total liabilities	$5,529
Partners' capital	14,316
$19,845

Condensed Statement of Operations

	2010	2009

Revenue	$2,425	$1,981
Expenses	(2,000)	(2,556)
Net income (loss)	$425	$(575)

ITEM 2.    MD&A

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2009 FORM 10-K AND SHOULD BE READ IN CONJUNCTION THEREWITH.

Our consolidated financial statements should be read in conjunction with this discussion.

Liquidity and Capital Resources

For the first quarter of 2010, we generated about $15 million in cash from operations.  We do not anticipate any liquidity issues in the foreseeable future. We plan to fund future mine expansion at the Carlisle mine through a combination of draws from the remaining $24 million on our revolver and cash from operations.  Our capital expenditures budget for the remainder of 2010 is in the $12-15 million range. Eventually, when we develop a new reserve, we intend to incur additional debt and restructure our existing credit facility.

We have no material off-balance sheet arrangements.

Results of Operations

Three months ended March 31, 2010 vs 2009

For the first quarter of 2010, we sold 806,300 tons at an average price of $43.35/ton.  For the first quarter of 2009, we sold 662,000 tons at an average price of $45/ton.  Our average price for the remainder of 2010, based on our contracts, will be about $41.50/ton, which is less than the average prices for the first quarters of 2010 and 2009.  The lower price for 2010 is due to the mix of our various contracts and corresponding prices.  We expect our coal sales for the remainder of 2010 to be in the 2.2 million ton range.

Cost of coal sales averaged $24.12/ton in 2010 compared to $23.14 in 2009.  The increase was due to primarily to lower recovery rates.  Our recovery percentage for mined material to clean coal was about 66% for the 2010 period compared to about 83% for the 2009 period.  We are mining in an area where the raw coal exhibits higher impurities compared to the same period last year; accordingly, our costs are higher to extract these impurities.  The final product we sell to our customers is of the same high quality whether we have 83% recoveries or 66% recoveries.  We expect the 66% recovery rate to continue for the remainder of 2010 if not longer.  Our mining employees totaled 310 at March 31, 2010 compared to 256 at March 31, 2009.  We expect our cost of coal sales to average $24-25/ton for the remainder of 2010.

The increase in DD&A was due to the increase in our coal sales and the additions to coal properties to support the higher sales volume.

SG&A increased primarily to the higher level of operations and to higher amortization of our restricted stock units (RSUs).  RSU amortization in 2010 was $411,000 compared to $60,000 for 2009.  Included in cost of sales for 2010 was $73,000 for RSU amortization compared to nil for 2009.

On January 7, 2010, we allowed four Denver employees (non officers) a one-time opportunity to relinquish 1/3 of their vested options (115,833) for cash of $679,000; the intrinsic value on such date.  Equity was charged for this transaction; in our 2009 Form 10-K we disclosed that the charge would be an expense; however, upon further analysis of the accounting literature that governs such transactions we concluded that it was an equity transaction.  As a result of this transaction, we now have 434,167 outstanding stock options which are fully vested.

The accounting literature dictates, that when a cash offer is made such as the one we did, we must evaluate whether we should record a liability for the fair value of the remaining options, which based on a current price of $9 per share and an exercise price of $2.30 would compute to a liability of about $2.9 million.  The theory being we might make the offer again at some time in the future and therefore should record a liability via a charge to earnings and each quarter adjust the liability account either up or down based on the change in the market price of our stock.  We performed such evaluation and concluded that the offer we made was an infrequent event; accordingly, we do not think it appropriate to record such a liability.

Interest expense for 2010 is higher primarily due to $300,000 being capitalized in 2009 offset by lower interest expense due to lower debt levels. Because our mine expansion was completed in the summer of 2009, we are no longer capitalizing interest.

Regarding Savoy, we picked up a loss for 2009 compared to a profit for 2010.  As a result of successful drilling efforts, Savoy’s 2010 oil production of 22,000 barrels has almost tripled compared to the same period in 2009; and 2010 oil prices averaged $72/barrel compared to $36 for 2009.  Gas prices and production are down slightly for 2010 compared to 2009.  Currently, oil revenue comprises about 86% of Savoy’s oil and gas revenue.  Exploration costs for 2010 were $530,000 compared to $750,000 for 2009 due primarily to lower impairment charges.  Savoy also experienced a one-time gain of $280,000 during the 2010 quarter relating to an insurance claim settlement.   Assuming oil prices do not decline, we expect Savoy to break even or record a small profit for the remainder of 2010.

Our effective tax rate for the 2010 quarter was 40% and we expect that rate for the remainder of 2010.

New Accounting Pronouncements

None of the recent FASB pronouncements will have any material effect on us.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM  4 T.   CONTROLS AND PROCEDURES.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective for the purposes discussed above.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM  6.   EXHIBITS

31	SOX 302 Certifications (1)
32	SOX 906 Certification (1)
---------------------------------------
(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: April 30, 2010	/s/W. Anderson Bishop
W. Anderson Bishop, CFO and CAO