Form 10-Q
period 2010-06-30
HALLADOR ENERGY CO
filed 2010-08-06
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010 or
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
Yes ☐  No ☑

As of August 6, 2010 we had 27,782,028 shares outstanding.

PART 1 - Financial Information
ITEM 1. Financial Statements
Consolidated Balance Sheet
(in thousands, except per share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$14,553	$15,226
Certificates of deposit	3,467	3,458
Income taxes receivable		1,511
Accounts receivable	6,839	5,411
Coal inventory	1,199	2,165
Other	2,610	2,498
Total current assets	28,668	30,269
Coal properties, at cost:
Land, buildings and equipment	106,660	95,270
Mine development	51,403	47,479
	158,063	142,749
Less - accumulated DD&A	(22,586)	(16,958)
	135,477	125,791
Investment in Savoy	6,562	6,259
Other assets	2,955	2,771
	$173,662	$165,090
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank debt	$10,000	$10,000
Dividends payable	2,937
Accounts payable and accrued liabilities	8,804	9,950
Income taxes payable		464
Other	58	179
Total current liabilities	21,799	20,593
Long-term liabilities:
Bank debt, net of current portion	22,500	27,500
Interest rate swaps, at estimated fair value	1,074	1,404
Deferred income taxes	5,317	1,699
Asset retirement obligations	1,114	922
Other	4,345	4,345
Total long-term liabilities	34,350	35,870
Total liabilities	56,149	56,463
Stockholders’ equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized; 27,782 shares outstanding for both periods	277	277
Additional paid-in capital	85,622	85,245
Retained earnings	31,614	23,105
Total stockholders’ equity	117,513	108,627
	$173,662	$165,090
See accompanying notes.

Consolidated Statement of Operations
(in thousands, except per share data)

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Revenue:
Coal sales	$66,650	$55,597	$31,695	$25,786
Equity income (loss) – Savoy	303	(549)	113	(290)
Other	13	795	(124)	337
	66,966	55,843	31,684	25,833
Costs and expenses:
Cost of coal sales	38,332	31,430	18,883	16,109
DD&A	5,642	3,787	2,885	2,018
SG&A	2,596	1,740	1,456	800
Interest (1)	1,048	828	486	446
	47,618	37,785	23,710	19,373

Income before income taxes	19,348	18,058	7,974	6,460

Less income taxes	(7,740)	(6,140)	(3,190)	(2,477)

Net income	11,608	11,918	4,784	3,983

Less net income attributable to the noncontrolling interest		(1,377)		(491)

Net income attributable to Hallador	$11,608	$10,541	$4,784	$3,492

Net income per share attributable to Hallador:
Basic	$0.42	$0.47	$0.17	$0.16
Diluted	$0.41	$0.47	$0.17	$0.16

Weighted average shares outstanding:
Basic	27,782	22,446	27,782	22,446
Diluted	28,510	22,446	28,563	22,446

______________________________

(1)   Included in interest expense for 2010 and 2009 are credits of $330 and $531, respectively, for the change in the estimated fair value of our interest rate swaps.  Such amounts for the second quarter 2010 and 2009 were $191 and $373, respectively. We also capitalized $0 and $300 in interest charges for 2010 and 2009, respectively; no amounts were capitalized in the second quarter of either year.

See accompanying notes.

Consolidated Statement of Cash Flows
For the six months ended June 30,
(in thousands)

	2010	2009
Operating activities:
Cash provided by operating activities	$23,280	$23,237

Investing activities:
Capital expenditures for coal properties	(18,204)	(25,945)
Other	92	(1,877)
Cash used in investing activities	(18,112)	(27,822)

Financing activities:
Payments of bank debt	(5,000)
Cash distributions to noncontrolling interests	(162)	(596)
Stock option buy out for cash	(679)
Cash used in financing activities	(5,841)	(596)

Decrease in cash and cash equivalents	(673)	(5,181)
Cash and cash equivalents, beginning of period	15,226	21,013
Cash and cash equivalents, end of period	$14,553	$15,832

See accompanying notes.

Consolidated Statement of Stockholders’ Equity
(in thousands)

	Shares	Common Stock	Additional Paid- in Capital	Retained Earnings	Total

Balance January 1, 2010	27,782	$277	$85,245	$23,105	$108,627

Stock-based compensation			1,056		1,056

Stock option buy out for cash			(679)		(679)

Cash distributions to former noncontrolling interests for their personal income taxes				(162)	(162)

Declared dividends on common stock				(2,778)	(2,778)

Declared dividends on RSUs and stock options				(159)	(159)

Net income				11,608	11,608

Balance June 30, 2010	27,782	$277	$85,622	$31,614	$117,513

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	General Business

The interim financial data is unaudited; however, in our opinion, it includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared pursuant to the SEC’s rules and regulations; accordingly, certain information and footnote disclosures normally included in GAAP financial statements have been condensed or omitted. The results of operations and cash flows for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2010.

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

(2)    Stock Options

On January 7, 2010 we allowed four Denver employees (non officers) a one-time opportunity to relinquish 1/3 of their vested options (115,833) for cash of $679,000, the intrinsic value on such date.  Equity was charged for this transaction; in our 2009 Form 10-K we disclosed that the charge would be an expense; however, upon further analysis of the accounting literature that governs such transactions we concluded that it was an equity transaction.  As a result of this transaction, we now have 434,167 outstanding stock options which are fully vested.

(3)    Sunrise Coal Acquisition

Through a series of independent transactions which began in 2006 and ended in September 2009, we now own 100% of Sunrise Coal, LLC (Sunrise).  At the end of 2006 and 2007 we owned 60% of Sunrise; at the end of 2008 we owned 80%; and at the end of 2009 we owned 100%.

(4)    Notes Payable

In December 2008, we entered into a new loan agreement with a bank consortium that provides for a $40 million term loan and a $30 million revolving credit facility.  At June 30, 2010, we owe $32.5 million on the term loan.  We have outstanding letters of credit in the amount of $6 million, which leaves about $24 million available under the revolver.  We pay a 2.5% fee on the letters of credit and a .5% commitment fee on the unused funds.  Substantially all of Sunrise's assets are pledged under this loan agreement and we are the guarantor.  The loan agreement requires customary covenants, required financial ratios and restrictions on dividends or distributions.  The current interest rate is LIBOR (0.44%) plus 2.50% or 2.94%.

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

(5)          Equity Investment in Savoy

We own a 45% interest in Savoy Energy L.P., a private company engaged in the oil and gas business primarily in the State of Michigan. We account for our interest in Savoy using the equity method of accounting.  Savoy uses the successful efforts method of accounting.

Below (in thousands) are a condensed balance sheet at June 30, 2010 and a condensed statement of operations for the six months ended June 30, 2010 and 2009.

Condensed Balance Sheet

2010

Current assets	$6,778
Oil and gas properties, net	15,287
$22,065

Total liabilities	$7,505
Partners' capital	14,560
$22,065

Condensed Statement of Operations

	2010	2009

Revenue	$5,381	$3,638
Expenses	(4,711)	(4,855)
Net income (loss)	$670	$(1,217)

(6)    Insurance

We concluded to drop the insurance on our underground mining equipment which has a cost of about $68 million.  We also plan to purchase an insurance policy to cover our director and officers; heretofore we did not have such coverage.

ITEM 2.   MD&A

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2009 FORM 10-K AND SHOULD BE READ IN CONJUNCTION THEREWITH.

Our consolidated financial statements should be read in conjunction with this discussion.

New Underground Mining Project

We have leased about 16,000 acres in Vermilion County, Illinois.  Leasing and exploratory drilling operations are ongoing.  We are reviewing coal quality and rock mechanics information at this time and hope to declare the property a minable reserve before the end of the year.   We expect the permitting process in Illinois to take 18-24 months.

Liquidity and Capital Resources

For the first half of 2010, we generated about $23.3 million in cash from operations.  We do not anticipate any liquidity issues in the foreseeable future.  We plan to fund future mine activity at our Carlisle Mine through cash from operations and, if necessary, draws from the remaining $24 million on our revolver. Our capital expenditures budget for the remainder of 2010 is in the $8-10 million range. Eventually, if and when we develop a new reserve, we intend to incur additional debt and restructure our existing credit facility.

On May 27, 2010 we declared a one-time cash dividend of $0.10 per common share of which there are 27,782,028 outstanding. The cash dividend was paid July 16, 2010 to shareholders of record at the close of business July 9, 2010. Furthermore, our board approved that the $.10 dividend would also apply to the 1,150,000 outstanding restricted stock units and to the 434,167 outstanding stock options.  The total cash payment for all the outstanding securities was about $2.9 million. Next spring we plan to evaluate our cash position and funding requirements and decide if we will again declare a cash dividend.

We have no material off-balance sheet arrangements.

Results of Operations

    Six months ended June 30, 2010 vs. 2009

For the first half of 2010, we sold 1,562,000 tons at an average price of $42.68/ton.  For the first half of 2009, we sold 1,258,000 tons at an average price of $44.19/ton.  Our average price for the remainder of 2010, based on our contracts, will be about $41.50/ton, which is less than the average prices for the first halves of 2010 and 2009.  The lower price for 2010 is due to the mix of our various contracts and corresponding prices.  We expect our coal sales for the remainder of 2010 to be in the 1.48 million ton range.

Cost of coal sales averaged $24.54/ton in 2010 compared to $25 in 2009. The change on a per ton basis is not material. Our mining employees totaled 322 at June 30, 2010 compared to 290 at June 30, 2009.  We expect our cost of coal sales to average $24-25/ton for the remainder of 2010.

The increase in DD&A was due to the increase in our coal sales and the additions to coal properties to support the higher sales volume.

SG&A increased primarily to the higher level of operations and to higher amortization of our restricted stock units (RSUs).  Total RSU amortization in 2010 was $1,056,000 compared to $123,000 for 2009.  Included in cost of sales for 2010 was $226,000 for RSU amortization compared to nil for 2009.

On January 7, 2010 we allowed four Denver employees (non officers) a one-time opportunity to relinquish 1/3 of their vested options (115,833) for cash of $679,000, the intrinsic value on such date.  Equity was charged for this transaction; in our 2009 Form 10-K we disclosed that the charge would be an expense; however, upon further analysis of the accounting literature that governs such transactions we concluded that it was an equity transaction.  As a result of this transaction, we now have 434,167 outstanding stock options which are fully vested.

The accounting literature dictates that, when a cash offer is made, such as the one we did, we must evaluate whether we should record a liability for the fair value of the remaining options, which based on a current price of $9 per share and an exercise price of $2.30, would compute to a liability of about $2.9 million.  The theory being we might make the offer again at some time in the future, and therefore, should record a liability via a charge to earnings and each quarter adjust the liability account based on the change in the market price of our stock.  We performed such evaluation and concluded that the offer we made was an infrequent event; therefore, we do not think it is appropriate to record such a liability.

Interest expense for 2010 is higher primarily due to $300,000 being capitalized in 2009 offset by lower interest expense due to lower debt levels. Average debt outstanding during the first half of 2010 was $35 million compared to $40 million for the first half of 2009; interest rates have remained static for the periods. Because our mine expansion was completed in the summer of 2009, we are no longer capitalizing interest.  Furthermore, included in interest expense for 2010 and 2009 is a credit of $330,000 and $531,000 respectively, for the change in the estimated fair value of our interest rate swaps.

Regarding Savoy, we recorded a loss for 2009 compared to a profit for 2010.  As a result of successful drilling efforts, Savoy’s 2010 oil production of 50,000 barrels has almost tripled compared to the same period in 2009; and 2010 oil prices averaged $72/barrel compared to $46 for 2009.  Gas production stayed about the same but 2010 gas prices are lower.  Currently, oil revenue comprises about 88% of Savoy’s oil and gas revenue.  Exploration costs for 2010 were $1.4 million compared to $1.1 million for 2009; the increase was due primarily to higher dry hole and geological and geophysical costs offset by lower impairment charges. Savoy also experienced a one- time gain of $280,000 during the first quarter of 2010 relating to an insurance claim settlement.  Assuming oil prices do not materially decline, we expect Savoy to break even or record a small profit for the remainder of 2010.

Our effective tax rate was 40% and we expect that rate to continue for the remainder of 2010.

    Three months ended June 30, 2010 vs. 2009

For the second quarter of 2010, we sold 755,470 tons at an average price of $41.95/ton.  For the second quarter of 2009, we sold 596,000 tons at an average price of $43.27/ton.  Our average price for the remainder of 2010, based on our contracts, will be about $41.50/ton, which is less than the average prices for the second quarter of 2010 and 2009.  The lower price for 2010 is due to the mix of our various contracts and corresponding prices.

Cost of coal sales averaged $25/ton in 2010 compared to $27 in 2009.  The decrease was due to improved mining conditions.  We expect our cost of coal sales to average $24-25/ton for the remainder of 2010.

The increase in DD&A was due to the increase in our coal sales and the additions to coal properties to support the higher sales volume.

SG&A increased primarily to the higher level of operations and to higher amortization of our restricted stock units (RSUs).  Total RSU amortization in 2010 was $572,000 compared to $63,000 for 2009.  Included in cost of sales for 2010 was $149,000 for RSU amortization compared to nil for 2009.

Interest expense for 2010 is higher primarily due to $300,000 being capitalized in 2009 offset by lower interest expense due to lower debt levels. Because our mine expansion was completed in the summer of 2009, we are no longer capitalizing interest.

Regarding Savoy, we recorded a loss for 2009 compared to a profit for 2010.  As a result of successful drilling efforts, Savoy’s 2010 oil production of 27,600 barrels has almost tripled compared to the same period in 2009; and 2010 oil prices averaged $72/barrel compared to $53 for 2009. Gas production stayed about the same but 2010 gas prices are lower. Currently, oil revenue comprises about 89% of Savoy’s oil and gas revenue.  Exploration costs for 2010 were $898,000 compared to $387,000 for 2009 due primarily to higher dry hole costs.

Our effective tax rate was 40% and we expect that rate to continue for the remainder of 2010.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM  6.   EXHIBITS

31	SOX 302 Certifications (1)
32	SOX 906 Certification (1)
---------------------------------------
(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: August 6, 2010	/s/W. Anderson Bishop
W. Anderson Bishop, CFO and CAO