Form 10-Q
period 2010-09-30
HALLADOR ENERGY CO
filed 2010-11-12
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010 or
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
Yes ☐  No ☑

As of November 12, 2010 we had 27,791,021 shares outstanding.

PART 1- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet
(in thousands, except per share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$13,378	$15,226
Certificates of deposit	2,969	3,458
Income taxes receivable		1,511
Accounts receivable	8,036	5,411
Coal inventory	1,881	2,165
Other	3,447	2,498
Total current assets	29,711	30,269
Coal properties, at cost:
Land, buildings and equipment	111,555	95,270
Mine development	56,101	47,479
	167,656	142,749
Less - accumulated DD&A	(25,380)	(16,958)
	142,276	125,791
Investment in Savoy	6,138	6,259
Other assets	3,154	2,771
	$181,279	$165,090
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank debt	$10,000	$10,000
Accounts payable and accrued liabilities	11,673	9,950
Income taxes payable		464
Other	161	179
Total current liabilities	21,834	20,593
Long-term liabilities:
Bank debt, net of current portion	20,000	27,500
Interest rate swaps, at estimated fair value	908	1,404
Deferred income taxes	8,384	1,699
Asset retirement obligations	1,132	922
Other	4,345	4,345
Total long-term liabilities	34,769	35,870
Total liabilities	56,603	56,463
Stockholders’ equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized; 27,791 and 27,782 shares outstanding	278	277
Additional paid-in capital	86,290	85,245
Retained earnings	38,108	23,105
Total stockholders’ equity	124,676	108,627
	$181,279	$165,090
See accompanying notes.

Consolidated Statement of Operations
(in thousands, except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Revenue:
Coal sales	$100,641	$85,140	$34,194	$29,543
Equity (loss) – Savoy	(574)	(956)	(877)	(407)
Other	75	770	(141)	(25)
	100,142	84,954	33,176	29,111
Costs and expenses:
Cost of coal sales	56,724	48,332	18,392	16,902
DD&A	8,763	6,353	3,121	2,566
SG&A	3,928	3,046	1,332	1,306
Interest (1)	1,528	1,431	480	603
	70,943	59,162	23,325	21,377

Income before income taxes	29,199	25,792	9,851	7,734

Less income taxes	(11,096)	(9,358)	(3,356)	(3,218)

Net income	18,103	16,434	6,495	4,516

Less net income attributable to the noncontrolling interest		(2,020)		(643)

Net income attributable to Hallador	$18,103	$14,414	$6,495	$3,873

Net income per share attributable to Hallador:
Basic	$0.65	$0.63	$0.23	$0.17
Diluted	$0.63	$0.63	$0.23	$0.17

Weighted average shares outstanding:
Basic	27,782	22,753	27,783	23,358
Diluted	28,593	22,753	28,642	23,358

_________________________________
(1) Included in interest expense for 2010 and 2009 were credits of $496 and $647, respectively, for the change in the estimated fair value of our interest rate swaps. Such amounts for the third quarter 2010 and 2009 were $166 and $116, respectively. We also capitalized $0 and $293 of interest charges in 2010 and 2009, respectively; no amounts were capitalized in the third quarter of either year.

See accompanying notes.

Consolidated Statement of Cash Flows
For the nine months ended September 30,
(in thousands)

	2010	2009
Operating activities:
Cash provided by operating activities	$33,665	$31,824

Investing activities:
Capital expenditures for coal properties	(24,627)	(33,635)
Other	393	(130)
Cash used in investing activities	(24,234)	(33,765)

Financing activities:
Proceeds from stock sales		24,892
Acquisition of remaining 20% interest in Sunrise		(25,805)
Payments of bank debt	(7,500)	(2,500)
Cash dividends	(2,937)
Cash distributions to former noncontrolling interests	(163)	(909)
Stock option buy out for cash	(679)
Cash used in financing activities	(11,279)	(4,322)

Decrease in cash and cash equivalents	(1,848)	(6,263)
Cash and cash equivalents, beginning of period	15,226	21,013
Cash and cash equivalents, end of period	$13,378	$14,750

See accompanying notes.

Consolidated Statement of Stockholders’ Equity
(in thousands)

	Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Total
Balance January 1, 2010	27,782	$277	$85,245	$23,105	$108,627
Stock issued to board member for director services	9	1	99		100

Stock-based compensation			1,625		1,625

Stock option buy out for cash			(679)		(679)

Cash distributions to former noncontrolling interests for personal income taxes				(163)	(163)

Dividends on common stock				(2,778)	(2,778)

Dividends on RSUs and stock options				(159)	(159)

Net income				18,103	18,103

Balance September 30, 2010	27,791	$278	$86,290	$38,108	$124,676

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General Business
The interim financial data is unaudited; however, in our opinion, it includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared pursuant to the SEC’s rules and regulations; accordingly, certain information and footnote disclosures normally included in GAAP financial statements have been condensed or omitted. The results of operations and cash flows for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2010.

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

(2)    Stock Options and RSUs

On January 7, 2010 we allowed four Denver employees (non officers) a one-time opportunity to relinquish 1/3 of their vested options (115,833) for cash of $679,000, the intrinsic value on such date.  Equity was charged for this transaction.  As a result of this transaction, we now have 434,167 outstanding stock options which are fully vested.

We have 1,148,000 restricted stock units outstanding.  On December 16, 2010, 195,000 of those will vest.

(3)    Sunrise Coal Acquisition

Through a series of independent transactions which began in 2006 and ended in September 2009, we now own 100% of Sunrise Coal, LLC (Sunrise).  At the end of 2006 and 2007 we owned 60% of Sunrise; at the end of 2008 we owned 80%; and at the end of 2009 we owned 100%.

(4)    Notes Payable

In December 2008, we entered into a new loan agreement with a bank consortium that provides for a $40 million term loan and a $30 million revolving credit facility.  At September 30, 2010, we owe $30 million on the term loan.  We have outstanding letters of credit in the amount of $6 million, which leaves about $24 million available under the revolver.  We pay a 2.75% fee on the letters of credit and a .5% commitment fee on the unused funds.  Substantially all of Sunrise's assets are pledged under this loan agreement and we are the guarantor.  The loan agreement requires customary covenants, required financial ratios and restrictions on dividends or distributions.  The current interest rate is LIBOR- one month (0.28%) plus 2.50% or 2.78%.

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

Below (in thousands) are a condensed balance sheet at September 30, 2010 and a condensed statement of operations for the nine months ended September 30, 2010 and 2009.

Current assets	$$9,173
Oil and gas properties, net	18,116
$27,289

Current liabilities	$13,667
Partners' capital	13,622
$27,289

	2010	2009

Revenue	$8,921	$5,556
Expenses	(10,190)	(7,668)
Net loss	$(1,269)	$(2,112)

(6)           Insurance

In late August we concluded to drop the insurance on our underground mining equipment which has a cost of about $71 million.  In September we purchased an insurance policy to cover our director and officers commonly referred to as a D&O policy; heretofore we did not have such coverage. In late October we formed a Delaware captive insurance company in compliance with Section 831 (b) of the Internal Revenue Code.

ITEM 2.   MD&A

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2009 FORM 10-K AND SHOULD BE READ IN CONJUNCTION THEREWITH.

Our consolidated financial statements should be read in conjunction with this discussion.

New Underground Mining Project

We have leased over 17,000 acres in Vermilion County, Illinois.  Leasing and exploratory drilling operations are ongoing.  We continue to evaluate data and hope to declare a minable reserve early in 2011.  If we are successful we would expect to receive a mining permit early in 2013.

Though we are cautiously optimistic about the project, we want to be clear that a great amount of research needs to be completed before we can determine if this is an economically developable reserve.

Liquidity and Capital Resources

For the first nine months of 2010, we generated $33.7 million in cash from operations.  We do not anticipate any liquidity issues in the foreseeable future.  We plan to fund future mine activity at our Carlisle Mine through cash from operations and, if necessary, draws from the remaining $24 million on our revolver. Our capital expenditures budget for the remainder of 2010 is in the $4-$5 million range. Eventually, if and when we develop a new reserve, we intend to incur additional debt and restructure our existing credit facility.

On May 27, 2010 we declared a one-time cash dividend of $0.10 per common share of which there were 27,782,028 outstanding. The cash dividend was paid July 16, 2010 to shareholders of record at the close of business July 9, 2010. Furthermore, our board approved that the $0.10 dividend would also apply to the 1,150,000 outstanding restricted stock units and to the 434,167 outstanding stock options.  The total cash payment for all the outstanding securities was about $2.9 million. Next spring we plan to evaluate our cash position and funding requirements and decide if we will again declare a cash dividend.

Cash payments for income taxes were $4.4 million for the first nine months of 2010.  We don’t expect to make any more payments for the 2010 tax year.

We have no material off-balance sheet arrangements.

Results of Operations

Nine Months Ended September 30, 2010 vs. 2009

For the first nine months of 2010, we sold 2,373,000 tons at an average price of $42.41/ton.  For the comparable 2009 period we sold 1,931,000 tons at an average price of $44.09/ton. The lower price for 2010 compared to 2009 is due to the mix of our various contracts and corresponding prices.
Assuming we have no spot sales, we expect our coal sales for the remainder of 2010 (fourth quarter) to be 692,000 tons with an average price of $41.50-$42.50/ton.

Cost of coal sales averaged $23.90/ton in 2010 compared to $25.02 in 2009. The decrease was due primarily to improved mining conditions.  Our mine employees totaled 341 at September 30, 2010 (309 at October 31, 2010) compared to 290 at September 30, 2009.  We expect our cost of coal sales to average $23-$25/ton for the remainder of 2010.

The increase in DD&A was due to the increase in our coal sales and the additions to coal properties to support the higher production volumes.

SG&A increased primarily to the higher level of operations and to higher amortization of our restricted stock units (RSUs).  Total RSU amortization for the first nine months of 2010 was $1,625,000 compared to $216,000 for 2009.  Included in cost of coal sales for 2010 was $536,000 for RSU amortization compared to nil for 2009.

On January 7, 2010 we allowed four Denver employees (non officers) a one-time opportunity to relinquish 1/3 of their vested options (115,833) for cash of $679,000, the intrinsic value on such date.  Equity was charged for this transaction.  As a result of this transaction, we now have 434,167 outstanding stock options which are fully vested.

Interest expense for 2010 is higher primarily due to $293,000 being capitalized in 2009 offset by lower interest expense due to lower debt levels. Interest rates have remained static for the periods. Because our mine expansion was completed in the summer of 2009, we are no longer capitalizing interest.  Furthermore, included in interest expense for 2010 and 2009 is a credit of $496,000 and $647,000 respectively, for the change in the estimated fair value of our interest rate swaps.

Regarding Savoy, we recorded losses for both periods.  The 2010 loss was lower due to successful drilling efforts; Savoy’s oil production of 92,000 barrels for the first nine months of 2010 has almost tripled compared to the same period in 2009; and 2010 oil prices averaged $72/barrel compared to $53 for 2009.  Gas production stayed about the same at 130,000 MCF but 2010 gas prices are lower.  Currently, oil revenue comprises about 90% of Savoy’s oil and gas revenue.  Exploration costs for 2010 were $4.9 million compared to $1.9 million for 2009; the increase was due primarily to higher dry hole costs, higher geological and geophysical costs and higher impairment charges for undeveloped acreage. Savoy also experienced a one-time gain of $280,000 during the first quarter of 2010 relating to an insurance claim settlement.  Assuming oil prices do not materially decline, we expect Savoy to break even or record a small profit for the remainder of 2010 (fourth quarter).

Our effective tax rate was 38% and we expect that rate to continue for the remainder of 2010.

Three Months Ended September 30, 2010 vs. 2009

For the third quarter of 2010, we sold 811,000 tons at an average price of $42.15/ton.  For the comparable 2009 period, we sold 673,000 tons at an average price of $43.90/ton.  Assuming we have no spot sales, we expect our coal sales for the remainder of 2010 (fourth quarter) to be 692,000 tons with an average price of $41.50-$42.50/ton.

Cost of coal sales averaged $22.66/ton for the third quarter of 2010 compared to $25.11 in 2009.  The decrease was due primarily to improved mining conditions.

The increase in DD&A was due to the increase in our coal sales and the additions to coal properties to support the higher production volumes.

SG&A increased primarily to the higher level of operations and to higher amortization of our restricted stock units (RSUs).  Total RSU amortization for the third quarter of 2010 was $569,000 compared to $93,000 for 2009.  Included in cost of coal sales for 2010 was $143,000 for RSU amortization compared to nil for 2009.

Our effective tax rate was 34% due to a change in estimate of our effective rate for the year ending December 31, 2010. For the first six months we used a 40% rate and for the last six months we expect the rate to be in the 38% range.

New Accounting Pronouncements

None of the recent FASB pronouncements will have any material effect on us.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 5. OTHER INFORMATION

Our principles are safety, honesty, and compliance. We firmly believe that these values comprise a dedicated workforce and with that, come high production. The core to this is our strong training programs that include accident prevention, workplace inspection and examination, emergency response, and compliance. We have currently budgeted over $300,000 over the next nine months for management and employee safety and compliance training. We work with the Federal and State regulatory agencies to help eliminate safety and health hazards from our workplace and increase safety and compliance awareness throughout the mining industry. Our subsidiary, Sunrise Coal, LLC has not had a fatality since its establishment in 2005.

We are regulated by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (“Mine Act”). MSHA inspects our mine on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act.  We present information below regarding certain violations which MSHA has issued with respect to our mine. While assessing this information please consider that the number and cost of violations will vary depending on the MSHA inspector and can be contested and appealed, and in that process, are often reduced in severity and amount, and are sometimes dismissed. We are contesting 21 citations with MSHA; some involve the amount of the assessments and some involve the citation itself.

The disclosures listed below are provided pursuant to the recently enacted Dodd-Frank Act. It is our understanding that the SEC will propose some rules in November or December regarding these disclosures.

Sunrise Coal, LLC has not been issued written notice from MSHA of a pattern of, or the potential to have a pattern of, violations of mandatory health or safety standards that are of such a nature as could significantly and substantially cause and effect health or safety standards under section 104(e) of the Mine Act.

The table that follows outlines citations and orders issued to us by MSHA during the nine month period ended September 30, 2010. The citations and orders outlined below may differ from MSHA`s data retrieval system due to timing, special assessed citations, and other factors.

Definitions:

Section 104(a) Significant and Substantial Citations “S&S”: An alleged violation of a mining safety or health standard or regulation where there exists a reasonable likelihood that the hazard outlined will result in an injury or illness of a serious nature.

Section 104(b) Orders:  Failure to abate a 104(a) citation within the period of time prescribed by MSHA. The result of which is an order of immediate withdraw of non-essential persons from the affected area until MSHA determines the violation has been corrected.

Section 104(d) Citations and Orders: An alleged unwarrantable failure to comply with mandatory health and safety standards.

Section 107(a) Orders: An order of withdraw for situations where MSHA has determined that an imminent danger exists.

Section 110(b)(2) Violations: An alleged flagrant violation issued by MSHA under section 110(b)(2) of the Mine Act.

	Section	Section	Section	Section	Section	Proposed
	104(a)	104(b)	104(d)	107(a)	110(b)(2)	MSHA
Month	Citations	Orders	Citation/Orders	Orders	Violations	Assessments
						(in thousands)
January	6	0	0	0	0	$19.5
February	4	0	0	0	0	8.1
March	3	0	0	0	0	8.2
April	2	0	0	0	0	3.3
May	6	0	0	0	0	9.8
June	6	0	3	0	0	45.6
July	7	0	0	0	0	14.8
August	6	0	0	1	0	54.3
September	1	0	0	0	0	2.3

ITEM  6.   EXHIBITS

31	SOX 302 Certifications (1)
32	SOX 906 Certification (1)
---------------------------------------
(1) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: November 12, 2010	/S/W. Anderson Bishop
W. Anderson Bishop, CFO and CAO