Form 10-Q
period 2011-03-31
HALLADOR ENERGY CO
filed 2011-05-06
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-3473
“COAL KEEPS YOUR LIGHTS ON”	“COAL KEEPS YOUR LIGHTS ON”
HALLADOR ENERGY COMPANY (www.halladorenergy.com)
Colorado (State of incorporation)	84-1014610 (IRS Employer Identification No.)

1660 Lincoln Street, Suite 2700, Denver, Colorado (Address of principal executive offices)	80264-2701 (Zip Code)

Issuer's telephone number: 303.839.5504	Fax: 303.832.3013

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
Yes ☐  No ☑

As of May 6, 2011 we had 28,135,620 shares outstanding.

PART I - Financial Information
ITEM 1.  FINANCIAL STATEMENTS
Consolidated Balance Sheet
 (in thousands, except per share data)
	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$14,960	$10,277
Certificates of deposit		1,291
Prepaid Federal income taxes	2,061	3,853
Accounts receivable	8,333	5,450
Coal inventory	2,797	2,100
Parts and supply inventory	2,688	2,411
Other	721	850
Total current assets	31,560	26,232

Coal properties, at cost:
Land, buildings and equipment	120,593	114,476
Mine development	60,962	59,351
	181,555	173,827
Less - accumulated DD&A	(31,789)	(28,435)
	149,766	145,392
Investment in Savoy	9,165	7,717
Investment in Sunrise Energy	2,800	2,375
Other assets	6,727	4,948
	$200,018	$186,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank debt	$10,000	$10,000
Accounts payable and accrued liabilities	12,933	8,809
Interest rate swaps, at estimated fair value	505	692
Total current liabilities	23,438	19,501
Long-term liabilities:
Bank debt, net of current portion	15,000	17,500
Deferred income taxes	20,935	17,435
Asset retirement obligations	1,174	1,150
Other	4,345	4,345
Total long-term liabilities	41,454	40,430
Total liabilities	64,892	59,931
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares as authorized; 28,064 and 27,924 shares outstanding, respectively	280	279
Additional paid-in capital	84,181	84,073
Retained earnings	50,659	42,381
Other comprehensive income	6
Total stockholders’ equity	135,126	126,733
	$200,018	$186,664
See accompanying notes.

Consolidated Statement of Operations
For the three months ended March 31,
 (in thousands, except per share data)

	2011	2010
Revenue:
Coal sales	$33,965	$34,955
Equity income - Savoy	1,442	190
Equity income - Sunrise Energy	425
Other	2,029	137
	37,861	35,282
Costs and expenses:
Cost of coal sales	18,874	19,449
DD&A	3,354	2,757
SG&A	1,699	1,140
Interest (1)	364	562
	24,291	23,908

Income before income taxes	13,570	11,374
Less income taxes	(5,292)	(4,550)
Net income	$8,278	$6,824

Net income per share:
Basic	$.30	$.25
Diluted	$.29	$.24

Weighted average shares outstanding:
Basic	28,045	27,782
Diluted	28,532	28,396

-------------------------------------
(1)	Included in interest expense for 2011 and 2010 is a credit of $187 and $139, respectively, for the change in the estimated fair value of our interest rate swaps.

See accompanying notes.

Consolidated Statement of Cash Flows
For the three months ended March 31,
(in thousands)

	2011	2010
Operating activities:
Cash provided by operating activities	$13,866	$14,769

Investing activities:
Capital expenditures for coal properties	(6,858)	(10,126)
Capital expenditures for unproved oil and gas properties	(1,243)
Proceeds from CDs	1,291
Other	127	(295)
Cash used in investing activities	(6,683)	(10,421)

Financing activities:
Payments of bank debt	(2,500)	(2,500)
Stock option buy out for cash		(679)
Other		(164)
Cash used in financing activities	(2,500)	(3,343)

Increase in cash and cash equivalents	4,683	1,005
Cash and cash equivalents, beginning of period	10,277	15,226
Cash and cash equivalents, end of period	$14,960	$16,231

See accompanying notes.

Consolidated Statement of Stockholders’ Equity
(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI*	Total

Balance January 1, 2011	27,924	$279	$84,073	$42,381		$126,733

Stock-based compensation			578			578

Exercise of employee stock options for shares	181	1				1

Taxes paid for shares issued to employees	(41)		(470)			(470)

Increase in value of marketable equity securities available for sale					6	6

Net income				8,278		8,278

Balance March 31, 2011	28,064	$280	$84,181	$50,659	$6	$135,126

-------------------------------------------------------
*Other Comprehensive Income.

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

The results of operations and cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2011.  To maintain consistency and comparability, certain amounts at December 31, 2010 have been reclassified to conform to the March 31, 2011 presentation.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our consolidated financial statements filed as part of our 2010 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

The consolidated financial statements include the accounts of Hallador Energy Company (the Company) and its wholly-owned subsidiary Sunrise Coal, LLC (Sunrise).  All significant intercompany accounts and transactions have been eliminated.  We are engaged in the production of steam coal from a shallow underground mine located in western Indiana.  We own a 45% equity interest in Savoy Energy L.P., a private oil and gas company which has operations in Michigan and a 50% interest in Sunrise Energy LLC, a private entity engaged in natural gas operations in the same vicinity as our coal mine.  We purchased our interest In Sunrise Energy in December 2010.

(2)    Stock Options

On January 7, 2010, we allowed four Denver employees (non officers) a one-time opportunity to relinquish 1/3 of their vested options (115,833) for cash of $679,000; the intrinsic value on such date. This transaction was treated as a charge to equity.  On January 7, 2011, we allowed the same four Denver employees (non officers) an opportunity to relinquish their remaining options (234,167) for 181,261 shares of our common stock. The exchange ratio was based on the intrinsic value of their options.  These shares were issued under our Stock Bonus Plan which was created in December 2009.  Under such plan our employees are allowed to relinquish shares to pay for their income taxes; accordingly, 41,645 shares were relinquished resulting in about 140,000 shares being issued.  We now only have 200,000 outstanding stock options held by our CEO.

(3)    Notes Payable

In December 2008, we entered into a new loan agreement with a bank consortium that provides for a $40 million term loan and a $30 million revolving credit facility.  At March 31, 2011, we owe $25 million on the term loan.  We have outstanding letters of credit in the amount of $6 million, which leaves about $24 million available under the revolver.  We pay a 2.75% fee on the letters of credit and a .5% commitment fee on the unused funds.  Substantially all of Sunrise's assets are pledged under this loan agreement and we are the guarantor.  The loan agreement requires customary covenants, including financial ratios and restrictions on distributions.  The current interest rate is LIBOR- one month (0.25%) plus 2.50% or 2.75%

In connection with the old loan agreements, we entered into two agreements swapping variable rates for fixed rates. Considering the two swap agreements, fees and amortization of the closing costs, our current interest rate is about 6.6%.  One of the swaps expires in December 2011 and the other in July 2012. Accounting rules require us to recognize all derivatives on the balance sheet at estimated fair value. Derivatives that are not hedges must be adjusted to estimated fair value through earnings. We have no derivatives designated as a hedge. The recorded value of our bank debt approximates fair value as it bears interest at a floating rate.

(4)    Equity Investment in Savoy

We own a 45% interest in Savoy Energy L.P., a private company engaged in the oil and gas business primarily in the State of Michigan. Savoy uses the successful efforts method of accounting.  We account for our interest using the equity method of accounting.

Below (in thousands) are a condensed balance sheet at March 31, 2011 and a condensed statement of operations for the three months ended March 31, 2011 and 2010.

Condensed Balance Sheet

2011

Current assets	$13,299
Oil and gas properties, net	18,486
$31,785

Total liabilities	$11,667
Partners' capital	20,118
$31,785

Condensed Statement of Operations

	2011	2010

Revenue	$6,725	$2,425
Expenses	(3,540)	(2,000)
Net income	$3,185	$425

(5)    Equity Investment in Sunrise Energy

In late December 2010, we invested $2.375 million for a 50% interest in Sunrise Energy, LLC which then purchased existing gas reserves and gathering equipment from an unrelated third party with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for coal-bed methane gas reserves on or near our underground coal reserves.  They use the successful efforts method of accounting. We account for our interest using the equity method of accounting.

Below (in thousands) are a condensed balance sheet at March 31, 2011 and a condensed statement of operations for the three months ended March 31, 2011. We did not recognize any income from Sunrise Energy in the fourth quarter of 2010 as such amounts were not material.  Such income is included in the 2011 operations and was $330,000, our share being $165,000.

Condensed Balance Sheet

2011

Current assets	$1,847
Oil and gas properties, net	4,398
$6,245

Total liabilities	$644
Partners' capital	5,601
$6,245

Condensed Statement of Operations

2011

Revenue	$1,372
Expenses	(521)
Net income	$851

(6)    Other Long-Term Assets and Other Income

	March 31, 2011	December 31, 2010
Other long-term assets:
Undeveloped oil and gas leases	$2,410	$1,232
Developed oil and gas properties, net	512	512
Advance coal royalties	1,957	1,863
Deferred financing costs, net	536	616
Marketable equity securities available for sale (restricted)*	1,080
Cash (restricted)*		1,200
Other	232	(475)
	$6,727	$4,948
---------------------- *Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.
	Three months ended March 31, 2011	Three months ended March 31, 2010
Other income:
MSHA reimbursements	$1,900	$
Exploration and dry hole costs	(103)	(78)
Oil and gas sales, net of expenses	57	35
Other	175	180
	$2,029	$137

See “MSHA Reimbursements” below for a discussion of the $1.9 million.

(7)    Self Insurance

We continue to self-insure on about $76 million (historical cost) of our underground mining equipment.  We feel comfortable with this decision as such equipment is allocated among four mining units spread over eight miles.

ITEM 2.    MD&A

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2010 FORM 10-K AND SHOULD BE READ IN CONJUNCTION THEREWITH.

Our consolidated financial statements should be read in conjunction with this discussion.

Overview

The largest portion of our business is devoted to underground coal mining in the State of Indiana through Sunrise Coal LLC (a wholly-owned subsidiary) serving the electric power generation industry.  We also own a 45% equity interest in Savoy Energy, L.P., a private oil and gas company with operations in Michigan.  In late December 2010, we invested $2.4 million for a 50% interest in Sunrise Energy, LLC which then purchased existing gas reserves and gathering equipment from an unrelated third party with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for coal-bed methane gas reserves on or near our underground coal reserves.  We account for our investments in Savoy and Sunrise Energy using the equity method.  Through our Denver operations we also lease oil and gas mineral rights with the intent to sell the prospects to third parties and retain an overriding royalty interest (ORRI) or carried interest.  Occasionally, we participate in the drilling of oil and gas wells.  Further below is a more in-depth discussion of Savoy.

Our largest contributor to revenue and earnings is the Carlisle underground coal mine located in western Indiana.  The Carlisle mine was in the development stage through January 31, 2007.  Coal shipments began February 5, 2007.

Project Update

New Reserve (unassigned) – Allerton

The paragraph below comes directly from our 2010 Form 10-K.  We have no additional comments regarding the Allerton reserve at this time.

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

Outlook

Our long term view of the supply/demand dynamics in the domestic steam coal markets remains positive. We expect modest increases in U.S. coal demand in 2011, followed by greater recovery in 2012 led by stronger economic growth and manufacturing activity.  As disclosed in our 2010 Form 10-K essentially all our 2011 production is under contract and 90% for 2012 and 2013 is under contract.  Only about 1/3 of 2014 production is under contract and we have no contracts beyond 2014.

MSHA Reimbursements

In most of our coal contracts with customers we are allowed to pass on certain costs incurred by us resulting from changes in costs to comply with government mandates issued by MSHA.  In late December 2010, we submitted a report which was reviewed by an outside consulting firm engaged by our customers.  In January 2011 two customers agreed to reimburse us about $1.9 million of such costs incurred by us during 2008 and 2009.  During those years we were not able to accurately estimate what the ultimate outcome of these reimbursable costs would be so we did not record them until we were certain of the amounts.  Such amounts were recorded during the first quarter of 2011. Until we meet with our customers we are not able to estimate what such reimbursements for 2010 and 2011 will be but should have an idea sometime this summer for the 2010 costs.

Oil and Gas Properties

ORRI

We have an ORRI of about 2% on 22,500 acres and a 4% ORRI on 2,500 acres in Laramie County, Wyoming.  During 2010, SM Energy Company (formerly St. Mary Land) (NYSE:SM) drilled a discovery well (the Atlas 1-19) on this acreage.  This is a Niobrara oil shale play in the northern D-J Basin. There are 40 additional 640-acre horizontal well locations available for development of this prospect. To date, SM has announced five additional drilling locations for this prospect for 2011.  We are currently receiving $5,000 per month from this royalty; $60,000 annualized.

North Dakota Lease Play (Patriots Prospect)

We have invested close to $2.1 million in a lease play located in Slope, Hettinger and Stark counties of North Dakota which has resulted in the purchase of about 10,000 net acres of oil and gas leases in the area which we named the Patriots Prospect. We engaged Albrecht and Associates headquartered in Houston to market this prospect on our behalf. The prospect is being marketed as a Bakken/Three Forks oil shale play. Our leases have terms of about five years.

45% Ownership in Savoy

Savoy operates almost exclusively in Michigan.  They have an interest in the Trenton-Black River Play in southern Michigan.  They hold 250,000 gross acres (about 125,000 net) in Hillsdale and Lenawee counties.  During 2010, Savoy drilled 11 wells (gross) in this play of which two were dry and nine were successful. During 2011, Savoy plans on drilling 8-10 additional wells in the play.  Drilling locations in this play are identified based on the evaluation of extensive 3-D seismic shoots. Savoy operates their own wells and their working interest averages between 40 and 50% and their net revenue interest averages between 34 and 42%. Savoy’s net daily oil production currently averages about 700 barrels of oil and 300 thousand cubic feet (Mcf) of gas. Oil and liquids make up about 97% of their oil and gas revenue.

The first quarter of 2011 may or may not be indicative for all of 2011 due to (i) the uncertainty of the outcome of Savoy’s drilling activity; (ii) the extent of their seismic activity (G&G costs) and (iii) the sustainability of these high oil prices.  Current oil prices are in excess of $100/barrel. Savoy does not have any oil price hedges in place.

The table below illustrates the growth in Savoy (to the 100%) comparing the first quarter of 2011 to 2010 (financial statement data in thousands):

	2011	2010
Revenue:
Oil	$5,522	$1,599
Gas	145	219
NGLs (natural gas liquids)	148	21
Contract drilling	792	241
Other	118	345
Total revenue	6,725	2,425
Costs and expenses:
LOE (lease operating expenses)	818	412
Contract drilling costs	464	286
DD&A (depreciation, depletion & amortization)	937	520
G&G (geological and geophysical) costs	145	225
Dry hole costs	235	219
Impairment of unproved properties	612	49
Other exploration costs	69	37
G&A (general & administrative)	260	252
Total expenses	3,540	2,000
Net income	$3,185	$425

The information below is not in thousands:

Oil production in barrels	62,000	22,000
Gas production in Mcf	33,000	43,000
Average oil prices/barrel for the quarter	$89.00	$72.00
Average gas prices/Mcf for the quarter	$4.35	$5.13

Liquidity and Capital Resources

For the first quarter of 2011, we generated about $14 million in cash from operations.  We do not anticipate any liquidity issues in the foreseeable future. We plan to fund future mine expansion at the Carlisle mine through a combination of draws from the remaining $24 million on our revolver and cash from operations.  Our capital expenditures budget for the remainder of 2011 is in the $12-15 million range. Eventually, when we develop a new reserve, we intend to incur additional debt and restructure our existing credit facility.

We have no material off-balance sheet arrangements.

Results of Operations

Three months ended March 31, 2011 vs. 2010

For the first quarter of 2011, we sold 815,840 tons at an average price of $41.62/ton.  For the first quarter of 2010, we sold 806,300 tons at an average price of $43.35/ton.  Our average price for the remainder of 2011, based on our contracts, will be about $41.40/ton.  The lower average price for first quarter 2011 is due to the mix of our various contracts and corresponding prices.  We expect our coal sales for the remainder of 2011 to be in the 2.4 million ton range.

The increase in “other income” is due to the MSHA reimbursements discussed above.

Cost of coal sales averaged $23.13/ton in 2011 compared to $24.12 in 2010.  The decrease was due primarily to increased productivity and higher recoveries from our wash plant.  Our mining employees totaled 324 at March 31, 2011 compared to 318 at March 31, 2010.  We expect our cost of coal sales to average $23-25/ton for the remainder of 2011.

The increase in DD&A was due to the increase in our coal sales volumes and the additions to coal properties to support the higher sales volumes.

SG&A increased primarily due to higher expenses related to the new Allerton reserve, costs associated with our NASDAQ listing and increases in certain salaries.

Interest expense is lower due to a lower level of debt outstanding.  Debt outstanding at March 31, 2011 was $25 million compared to $35 million at March 31, 2010.

Our 2011 effective tax rate was 39% and we expect such rate to be in the 38-40% range for the remainder of the year.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table that follows outlines citations and orders issued to us by MSHA during the first quarter 2011. The citations and orders outlined below may differ from MSHA`s data retrieval system due to timing, special assessed citations, and other factors.

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

	Section	Section	Section	Section	Section	Proposed
	104(a)	104(b)	104(d)	107(a)	110(b)(2)	MSHA
Month	Citations	Orders	Citation/Orders	Orders	Violations	Assessments
						(in thousands)
January	1	0	0	0	0	$10
February	2	0	0	0	0	11
March	2	0	0	0	0	8

ITEM  6.  EXHIBITS

31	SOX 302 Certifications (1)
32	SOX 906 Certification (1)
---------------------------------------
(1) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: May 6, 2011	/s/W. Anderson Bishop
W. Anderson Bishop, CFO and CAO