Form 10-Q
period 2011-06-30
HALLADOR ENERGY CO
filed 2011-08-05
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011 or
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
Yes ☐  No ☑

As of August 5, 2011 we had 28,163,180 shares outstanding.

PART 1- Financial Information
ITEM 1.  FINANCIAL STATEMENTS
Consolidated Balance Sheet
 (in thousands)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$17,532	$10,277
Certificates of deposit		1,291
Prepaid Federal income taxes		3,853
Accounts receivable	6,260	5,450
Coal inventory	3,505	2,100
Parts and supply inventory	2,193	2,411
Other	1,114	850
Total current assets	30,604	26,232

Coal properties, at cost:
Land, buildings and equipment	123,862	114,476
Mine development	62,756	59,351
	186,618	173,827
Less - accumulated DD&A	(35,171)	(28,435)
	151,447	145,392
Investment in Savoy	10,816	7,717
Investment in Sunrise Energy	2,919	2,375
Other assets	6,681	4,948
	$202,467	$186,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank debt	$10,000	$10,000
Accounts payable and accrued liabilities	10,156	8,809
Income taxes	1,556
Interest rate swaps, at estimated fair value	339	692
Total current liabilities	22,051	19,501

Long-term liabilities:
Bank debt, net of current portion	12,500	17,500
Deferred income taxes	23,558	17,435
Asset retirement obligations	1,191	1,150
Other	4,345	4,345
Total long-term liabilities	41,594	40,430
Total liabilities	63,645	59,931
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized; 28,136 and 27,924 shares outstanding, respectively	281	279
Additional paid-in capital`	84,888	84,073
Retained earnings	53,609	42,381
Accumulated other comprehensive income	44
Total stockholders’ equity	138,822	126,733
	$202,467	$186,664

See accompanying notes.

Consolidated Statement of Operations
(in thousands, expect share amount)

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Revenue:
Coal sales	$66,101	$66,650	$32,136	$31,695
Equity income - Savoy	3,123	303	1,681	113
Equity income - Sunrise Energy	544		119
Other	1,757	13	(272)	(124)
	71,525	66,966	33,664	31,684
Costs and expenses:
Cost of coal sales	36,793	38,332	17,919	18,883
DD&A	6,736	5,642	3,382	2,885
SG&A	3,490	2,596	1,791	1,456
Interest (1)	706	1,048	342	486
	47,725	47,618	23,434	23,710

Income before income taxes	23,800	19,348	10,230	7,974

Less income taxes	(9,067)	(7,740)	(3,775)	(3,190)

Net income	$14,733	$11,608	$6,455	$4,784

Net income per share:
Basic	$0.52	$0.42	$0.23	$0.17
Diluted	$0.51	$0.41	$0.23	$0.17

Weighted average shares outstanding:
Basic	28,089	27,782	28,133	27,782
Diluted	28,617	28,510	28,587	28,563

_________________________________
(1) Included in interest expense for 2011 and 2010 were credits of $354 and $330, respectively, for the change in the estimated fair value of our interest rate swaps. Such credit amounts for the second quarter 2011 and 2010 were $166 and $191, respectively.

See accompanying notes.

Consolidated Statement of Cash Flows
For the six months ended June 30,
(in thousands)

	2011	2010
Operating activities:
Cash provided by operating activities	$27,861	$23,280

Investing activities:
Capital expenditures for coal properties	(12,558)	(18,204)
Capital expenditures for unproved oil and gas properties	(1,567)
Proceeds from CDs	1,291
Other	155	92
Cash used in investing activities	(12,679)	(18,112)

Financing activities:
Payments of bank debt	(5,000)	(5,000)
Dividends	(3,505)
Stock option buy out for cash		(679)
Tax benefit from stock-based compensation	595
Other	(17)	(162)
Cash used in financing activities	(7,927)	(5,841)

Increase (decrease) in cash and cash equivalents	7,255	(673)
Cash and cash equivalents, beginning of period	10,277	15,226
Cash and cash equivalents, end of period	$17,532	$14,553

See accompanying notes.

Consolidated Statement of Stockholders’ Equity
(in thousands)
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI*	Total
Balance January 1, 2011	27,924	$279	$84,073	$42,381		$126,733

Stock-based compensation			1,139			1,139
Exercise of employee stock options for shares	181	1				1
Taxes paid for shares issued to employees	(41)		(470)			(470)
Stock issued on vesting of RSUs	110	1				1
Taxes paid on vesting of RSUs	(38)		(449)			(449)
Tax benefit from stock-based compensation			595			595
Dividends				(3,505)		(3,505)
Increase in value of marketable securities available for sale					44	44
Net income				14,733		14,733
Balance June 30, 2011	28,136	$281	$84,888	$53,609	$44	$138,822

* Accumulated Other Comprehensive Income

Net income	$14,733
OCI	44
Comprehensive income	$14,777

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	General Business

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

The results of operations and cash flows for the 2011 periods are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2011.  To maintain consistency and comparability, certain amounts at December 31, 2010 have been reclassified to conform to the June 30, 2011 presentation.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our consolidated financial statements filed as part of our 2010 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

The consolidated financial statements include the accounts of Hallador Energy Company (the Company) and its wholly-owned subsidiary Sunrise Coal, LLC (Sunrise).  All significant intercompany accounts and transactions have been eliminated.  We are engaged in the production of steam coal from a shallow underground mine located in western Indiana.  We own a 45% equity interest in Savoy Energy L.P., a private oil and gas company which has operations in Michigan, and a 50% interest in Sunrise Energy LLC, a private entity engaged in natural gas operations in the same vicinity as our coal mine.  We purchased our interest in Sunrise Energy in December 2010.

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

(3)           Notes Payable

In December 2008, we entered into a loan agreement with a bank consortium that provides for a $40 million term loan and a $30 million revolving credit facility.  At June 30, 2011, we owed $22.5 million on the term loan.  We pay a 1/2% annual commitment fee on the $30 million line of credit.   Substantially all of Sunrise's assets are pledged under this loan agreement and we are the guarantor.  The loan agreement requires customary covenants, including financial ratios and restrictions on distributions.  The current interest rate is LIBOR- one month (0.19%) plus 2.50% or 2.69%.

In the past we used bank letter of credits for our reclamation bonds.  In June 2011, we replaced the letters of credit with surety bonds.

In 2006 we entered into two agreements swapping variable rates for fixed rates. Considering the two swap agreements, commitment fees and amortization of the closing costs, our current interest rate is about 7.6%.  One of the swaps expires in December 2011 and the other in July 2012. Accounting rules require us to recognize all derivatives on the balance sheet at estimated fair value. Derivatives that are not hedges must be adjusted to estimated fair value through earnings. We have no derivatives designated as a hedge. The recorded value of our bank debt approximates fair value as it bears interest at a floating rate.

(4)           Equity Investment in Savoy

We own a 45% interest in Savoy Energy L.P., a private company engaged in the oil and gas business primarily in the State of Michigan. Savoy uses the successful efforts method of accounting.  We account for our interest using the equity method of accounting.

Below (in thousands) are a condensed balance sheet at June 30, 2011 and a condensed statement of operations for the six months ended June 30, 2011 and 2010.

Condensed Balance Sheet

2011

Current assets	$16,324
Oil and gas properties, net	19,192
$35,516

Total liabilities	$11,560
Partners' capital	23,956
$35,516

Condensed Statement of Operations

	2011	2010

Revenue	$15,325	$5,385
Expenses	(8,426)	(4,715)
Net income	$6,899	$670

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

Below (in thousands) are a condensed balance sheet at June 30, 2011 and a condensed statement of operations for the six months ended June 30, 2011.

Condensed Balance Sheet

2011

Current assets	$2,006
Oil and gas properties, net	5,373
$7,379

Total liabilities	$1,540
Partners' capital	5,839
$7,379

Condensed Statement of Operations

2011

Revenue	$2,217
Expenses	(1,128)
Net income	$1,089

(6)      Other Long-Term Assets and Other Income

	June 30, 2011	December 31, 2010
Other long-term assets:
Undeveloped oil and gas leases	$2,734	$1,232
Advance coal royalties	2,171	1,863
Deferred financing costs, net	455	616
Marketable equity securities available for sale (restricted)*	1,130
Cash (restricted)*		1,200
Other	191	37
	$6,681	$4,948
---------------------- *Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.
	Six months ended June 30, 2011	Six months ended June 30, 2010
Other income:
MSHA reimbursements	$1,900	$
Exploration and dry hole costs	(628)	(209)
Oil and gas sales, net of expenses	108	76
Other	377	146
	$1,757	$13

See “MSHA Reimbursements” below for a discussion of the $1.9 million.

(7)   Self Insurance

We continue to self-insure on about $85 million (historical cost) of our underground mining equipment.  We feel comfortable with this decision as such equipment is allocated among four mining units spread over eight miles.

(8)   Subsequent Event

As discussed below in the MD&A section, in July 2011 we sold undeveloped acreage and recognized a pre-tax gain of about $9.4 million.

ITEM 2.    MD&A

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2010 FORM 10-K AND SHOULD BE READ IN CONJUNCTION THEREWITH.

Our consolidated financial statements should be read in conjunction with this discussion.

 Overview

The largest portion of our business is devoted to underground coal mining in the State of Indiana through Sunrise Coal LLC (a wholly-owned subsidiary) serving the electric power generation industry.  We also own a 45% equity interest in Savoy Energy, L.P., a private oil and gas company with operations in Michigan.  In late December 2010, we invested $2.4 million for a 50% interest in Sunrise Energy, LLC which then purchased existing gas reserves and gathering equipment from an unrelated third party with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for coal-bed methane gas reserves on or near our underground coal reserves.  We account for our investments in Savoy and Sunrise Energy using the equity method.  Through our Denver operations we also lease oil and gas mineral rights with the intent to sell the prospects to third parties and retain an overriding royalty interest (ORRI) or carried interest.  Occasionally, we participate in the drilling of oil and gas wells.  A more in-depth discussion of Savoy follows.

Our largest contributor to revenue and earnings is the Carlisle underground coal mine located in western Indiana.  The Carlisle mine was in the development stage through January 31, 2007.  Coal shipments began February 5, 2007.

Project Update

New Reserve (unassigned) – Allerton

The paragraph below is derived from our 2010 Form 10-K.  We have no additional substantive comments regarding the Allerton reserve at this time.

We have leased roughly 20,000 acres in Vermillion County, Illinois near the village of Allerton.  Based on our reserve estimates we currently control 26.2 million tons of recoverable coal reserves; 10.7 million which are proven and 15.5 million which are probable.  A considerable amount of our 20,000 acres of leases has yet to receive any exploratory drilling, thus we anticipate our controlled reserves to grow as we continue drilling in 2011.  We anticipate receiving a mining permit in early 2013 and to be mining coal in 2014.  Unassigned reserves represent coal reserves that would require new mineshafts, mining equipment and plant facilities before operations could begin on the property. The primary reason for this distinction is to inform investors which coal reserves will require substantial capital expenditures before production can begin.

Outlook

Our long term view of the supply/demand dynamics in the domestic steam coal markets remains positive. We expect modest increases in U.S. coal demand in 2011, followed by greater recovery in 2012 led by stronger economic growth and manufacturing activity.  As disclosed in our 2010 Form 10-K essentially all our 2011 production is under contract and 85%-90% for 2012 and 2013 is under contract.  Only about 1/3 of 2014 production is under contract and we have no contracts beyond 2014.

MSHA Reimbursements

In most of our coal contracts with customers we are allowed to pass on certain costs incurred by us resulting from changes in costs to comply with government mandates issued by MSHA.  In late December 2010, we submitted a report which was reviewed by an outside consulting firm engaged by our customers.  In January 2011 two customers agreed to reimburse us about $1.9 million of such costs incurred by us during 2008 and 2009.  During those years we were not able to accurately estimate what the ultimate outcome of these reimbursable costs would be so we did not record them until we were certain of the amounts.  Such amounts were recorded during the first quarter of 2011. Until we meet with our customers we are not able to estimate what such reimbursements for 2010 and 2011 will be but should have an idea sometime during the 3rd quarter for the 2010 costs.

Oil and Gas Properties

ORRI

We have an ORRI of about 2% on 22,500 acres and a 4% ORRI on 2,500 acres in Laramie County, Wyoming.  This ORRI was obtained from leases we sold to SM Energy Company (formerly St. Mary Land) (NYSE:SM) in October 2008 for $2 million. This is a Niobrara oil shale play in the northern D-J Basin. During 2010, SM Energy drilled a discovery well (the Atlas 1-19) on this acreage.  During 2011 two additional wells were drilled and completed.  We estimate there are 37 additional 640-acre horizontal well locations available for development of this prospect. SM has staked eleven additional drilling locations for this prospect for 2011-2012.  For the first half of 2010 we received $33,000 from this royalty.

North Dakota Lease Play

We invested about $2.4 million in a lease play located in Slope, Hettinger and Stark counties of North Dakota which resulted in the purchase of about 10,600 net acres of oil and gas leases.

On June 10, 2011, we signed a letter of intent with an undisclosed large independent oil and gas company to sell such acreage and on July 29, 2011, the deal closed.  The buyer purchased 90% of our interest or approximately 8,400 net acres at a price of $1,500 per acre or $12.6 million resulting in a pre-tax gain of about $9.4 million considering selling expenses and non-executive employee bonuses.  We retained a 10% working interest and an approximate 3% average ORRI.  Upon completion of title curative, which we expect to occur during the 4th quarter of 2011, an additional 1,100 net acres will be delivered for which we expect to receive an additional $1.7 million.

Albrecht and Associates headquartered in Houston was engaged to market this prospect on our behalf. The prospect was marketed as a Bakken/Three Forks oil shale play. The leases predominantly have five-year terms plus options to extend for an additional two-three years.

45% Ownership in Savoy

Savoy operates almost exclusively in Michigan.  They have an interest in the Trenton-Black River Play in southern Michigan.  They hold 250,000 gross acres (about 125,000 net) in Hillsdale and Lenawee counties.  During 2010, Savoy drilled 11 wells (gross) in this play of which two were dry and nine were successful. During 2011, Savoy drilled 13 wells, of which 8 were successful and five were dry holes.  Twelve more wells are planned for the last half of 2011.  Drilling locations in this play are identified based on the evaluation of extensive 3-D seismic shoots. Savoy operates their own wells and their working interest averages between 40% and 50% and their net revenue interest averages between 34% and 42%. Savoy’s net daily oil production currently averages about 750 barrels of oil and 400 thousand cubic feet (Mcf) of gas. Oil and liquids make up about 97% of their oil and gas revenue.

The second half of 2011 may or may not be indicative for all of 2011 due to (i) the uncertainty of the outcome of Savoy’s drilling activity; (ii) the extent of their seismic activity (G&G costs) and (iii) the sustainability of high oil prices.  Savoy does no price hedging.

The table below illustrates the growth in Savoy comparing the first half of 2011 to 2010 (financial statement data in thousands):

	2011	2010
Revenue:
Oil	$12,277	$3,590
Gas	291	414
NGLs (natural gas liquids)	254	66
Contract drilling	2,277	798
Other	226	517
Total revenue	15,325	5,385
Costs and expenses:
LOE (lease operating expenses)	1,799	881
Contract drilling costs	1,468	706
DD&A (depreciation, depletion & amortization)	1,679	1,185
G&G (geological and geophysical) costs	490	642
Dry hole costs	906	497
Impairment of unproved properties	1,410	207
Other exploration costs	188	74
G&A (general & administrative)	486	523
Total expenses	8,426	4,715
Net income	$6,899	$670

The information below is not in thousands:

Oil production in barrels	131,500	50,000
Average oil prices/barrel for the period	$93.36	$72.00

Liquidity and Capital Resources

For the first half of 2011, we generated about $28 million in cash from operations.  We do not anticipate any liquidity issues in the foreseeable future. We plan to fund future mine expansion at the Carlisle mine through a combination of draws from the remaining $30 million on our revolver and cash from operations.  Our capital expenditures budget for the remainder of 2011 is in the $10-$13 million range. When we develop the Allerton or another large reserve, we will explore increasing our debt and restructure our existing credit facility.

We have no material off-balance sheet arrangements.

Results of Operations

Six Months Ended June 30, 2011 vs. 2010

For the first six months of 2011, we sold 1,581,000 tons of coal at an average price of $41.81/ton.  For the comparable 2010 period we sold 1,562,000 tons at an average price of $42.68/ton. The lower price for 2011 compared to 2010 is due to the mix of our various contracts and corresponding prices.  Assuming we have no spot sales, we expect our coal sales for the remainder of 2011 (last half) to be about 1.6 million tons with an average price of $41-$42/ton.

The increase in “other income” is due to the MSHA reimbursements discussed above.

Cost of coal sales averaged $23.27/ton in 2011 compared to $24.54 in 2010. The decrease was due primarily to improved mining conditions, increased recovery and our proprietary 30 CFR safety training program.  Our mine employees totaled 311 at June 30, 2011 compared to 322 at June 30, 2010.  We expect our cost of coal sales to average $23-$25/ton for the remainder of 2011.

The increase in DD&A was due primarily to additions to our coal properties. Coal properties at June 30, 2011 were $187 million compared to $158 million at June 30, 2010.

SG&A increased primarily due to higher expenses related to the new Allerton reserve, costs associated with our NASDAQ listing and increases in certain salaries.

Interest expense is lower due to lower debt levels.

Savoy’s activity is discussed above.

Our effective tax rate was 38% and we expect that rate to continue or slightly decrease for the remainder of 2011.

Three Months Ended June 30, 2011 vs. 2010

For the second quarter of 2011, we sold 765,000 tons of coal at an average price of $42/ton.  For the comparable 2010 period, we sold 755,000 tons at an average price of $41.95/ton.

Cost of coal sales averaged $23.42/ton for the second quarter of 2011 compared to $25 in 2010.  As stated for the year to date results, the decrease was due primarily to improved mining conditions.

The increase in DD&A was due primarily to additions to our coal properties. Coal properties at June 30, 2011 were $187 million compared to $158 million at June 30, 2010.

SG&A increased primarily due to higher expenses related to the new Allerton reserve, costs associated with our NASDAQ listing and increases in certain salaries.

Interest expense is lower due to lower debt levels.

Savoy’s activity is discussed above.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 5.  OTHER INFORMATION

Yorktown Distribution

As previously disclosed after we filed our Form 10-Q for the 2011 first quarter, we were advised by Yorktown Energy Partners VI, L.P., an investor for the last six years, that it had distributed 750,000 shares of Hallador common stock (less than 3% of total shares outstanding) to its limited and general partners. After the distribution, Yorktown and its affiliates collectively hold about 14.5 million shares of Hallador common stock representing about 52% of total shares outstanding.

While we do not know Yorktown’s ultimate strategy to realize the value of their Hallador investment for their partners, we expect that over time distributions such as this will improve our liquidity and float.  If and when we are advised of another Yorktown distribution after this Form 10-Q is filed, we will timely report such on a Form 8-K.

See our Form 8-K filed May 12, 2011 for further details regarding the May distribution.

Mine Safety

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

Sunrise is regulated by the MSHA under the Federal Mine Safety and Health Act of 1977 (Mine Act). MSHA inspects our mine on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. We present information below regarding certain violations which MSHA has issued with respect to our mine. While assessing this information please consider that the number and cost of violations will vary depending on the MSHA inspector and can be contested and appealed, and in that process, are often reduced in severity and amount, and are sometimes dismissed. We are currently contesting 26 citations with MSHA; some involve the amount of the assessments and some involve the citation itself.

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

Definitions

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

	Section	Section	Section	Section	Section	Proposed
	104(a)	104(b)	104(d)	107(a)	110(b)(2)	MSHA
Month	Citations	Orders	Citation/Orders	Orders	Violations	Assessments
						(in thousands)
January	1	0	0	0	0	$10.00
February	2	0	0	0	0	11.00
March	2	0	0	0	0	7.70
April	4	0	0	0	0	6.00
May	3	0	0	0	0	16.00
June	2	0	0	0	0	30.00

ITEM  6.  EXHIBITS

31	SOX 302 Certifications (1)
32	SOX 906 Certification (1)
---------------------------------------
(1) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: August 5, 2011	/s/W. Anderson Bishop Anderson Bishop, CFO and CAO