Form 10-Q
period 2011-09-30
HALLADOR ENERGY CO
filed 2011-11-07
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011 or
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
Yes ☐  No ☑

As of November 7, 2011 we had 28,174,674 shares outstanding.

PART 1- Financial Information
ITEM 1.  FINANCIAL STATEMENTS
Consolidated Balance Sheet
 (in thousands)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$33,550	$10,277
Certificates of deposit		1,291
Prepaid Federal income taxes		3,853
Accounts receivable	9,826	5,450
Coal inventory	3,459	2,100
Parts and supply inventory	2,132	2,411
Other	3,509	850
Total current assets	52,476	26,232

Coal properties, at cost:
Land, buildings and equipment	122,992	114,476
Mine development	64,111	59,351
	187,103	173,827
Less - accumulated DD&A	(38,525)	(28,435)
	148,578	145,392
Investment in Savoy	11,165	7,717
Investment in Sunrise Energy	3,149	2,375
Other assets	6,199	4,948
	$221,567	$186,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank debt	$10,000	$10,000
Accounts payable and accrued liabilities	12,140	8,809
Income taxes	8,959
Interest rate swaps, at estimated fair value	186	692
Total current liabilities	31,285	19,501

Long-term liabilities:
Bank debt, net of current portion	10,000	17,500
Deferred income taxes	22,856	17,435
Asset retirement obligations	1,212	1,150
Other	4,345	4,345
Total long-term liabilities	38,413	40,430
Total liabilities	69,698	59,931
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized; 28,175 and 27,924 shares outstanding, respectively	281	279
Additional paid-in capital	85,510	84,073
Retained earnings	66,165	42,381
Accumulated other comprehensive loss	(87)
Total stockholders’ equity	151,869	126,733
	$221,567	$186,664

See accompanying notes.

Consolidated Statement of Operations
(in thousands, expect share amount)

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Revenue:
Coal sales	$100,275	$100,641	$34,174	$34,194
Gain on sale of unproved oil & gas properties	9,084		9,084
Equity income (loss) - Savoy	4,071	(574)	948	(877)
Equity income - Sunrise Energy	774		230
Other	1,949	75	192	(141)
	116,153	100,142	44,628	33,176
Costs and expenses:
Operating costs and expenses	56,458	56,724	19,665	18,392
DD&A	10,128	8,763	3,392	3,121
SG&A	5,248	3,928	1,758	1,332
Interest (1)	1,003	1,528	297	480
	72,837	70,943	25,112	23,325

Income before income taxes	43,316	29,199	19,516	9,851

Less income taxes	(16,027)	(11,096)	(6,960)	(3,356)

Net income	$27,289	$18,103	$12,556	$6,495

Net income per share:
Basic	$0.97	$0.65	$0.45	$0.23
Diluted	$0.95	$0.63	$0.44	$0.23

Weighted average shares outstanding:
Basic	28,114	27,782	28,162	27,783
Diluted	28,678	28,593	28,590	28,642

_________________________________

(1)   Included in interest expense for 2011 and 2010 were credits of $506 and $496, respectively, for the change in the estimated fair value of our interest rate swaps.  Such credit amounts for the third quarter 2011 and 2010 were $153 and $166, respectively.

See accompanying notes.

Consolidated Statement of Cash Flows
(in thousands)

	Nine months ended September 30,
	2011	2010
Operating activities:
Cash provided by operating activities	$40,413	$33,665

Investing activities:
Capital expenditures for coal properties	(17,025)	(24,627)
Capital expenditures for unproved oil and gas properties	(1,706)
Proceeds from CDs	1,291
Proceeds from sale of unproved oil and gas properties	11,622
Other	(869)	393
Cash used in investing activities	(6,687)	(24,234)

Financing activities:
Payments of bank debt	(7,500)	(7,500)
Dividends	(3,505)	(2,937)
Stock option buy out for cash		(679)
Tax benefit from stock-based compensation	697
Other	(145)	(163)
Cash used in financing activities	(10,453)	(11,279)

Increase (decrease) in cash and cash equivalents	23,273	(1,848)
Cash and cash equivalents, beginning of period	10,277	15,226
Cash and cash equivalents, end of period	$33,550	$13,378

See accompanying notes.

Consolidated Statement of Stockholders’ Equity
(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL*	Total
Balance January 1, 2011	27,924	$279	$84,073	$42,381		$126,733

Stock-based compensation			1,685			1,685

Exercise of employee stock options for shares	181	1	(1)

Taxes paid for shares issued to employees	(41)		(469)			(469)

Stock issued on vesting of RSUs	150	1				1

Taxes paid on vesting of RSUs	(50)		(575)			(575)

Tax benefit from stock-based compensation			697			697

Dividends				(3,505)		(3,505)

Stock issued to board member for services	11		100			100

Decrease in value of marketable securities available for sale, net of taxes					$(87)	(87)

Net income				27,289		27,289

Balance September 30, 2011	28,175	$281	$85,510	$66,165	$(87)	$151,869

*Accumulated Other Comprehensive Loss

Net income	$27,289
OCL	(87)
Comprehensive income	$27,202

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

The results of operations and cash flow for the 2011 period are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2011.  To maintain consistency and comparability, certain amounts at December 31, 2010 have been reclassified to conform to the September 30, 2011 presentation.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our consolidated financial statements filed as part of our 2010 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

The consolidated financial statements include the accounts of Hallador Energy Company (the Company) and its wholly-owned subsidiary Sunrise Coal, LLC (Sunrise).  All significant intercompany accounts and transactions have been eliminated.  We are engaged in the production of steam coal from a shallow underground mine located in western Indiana.  We own a 45% equity interest in Savoy Energy L.P., a private oil and gas company which has operations in Michigan, and a 50% interest in Sunrise Energy LLC, a private entity engaged in coal bed methane gas operations in the same vicinity as our coal mine.

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

(3)           Notes Payable

In December 2008, we entered into a loan agreement with a bank consortium that provides for a $40 million term loan and a $30 million revolving credit facility.  At September 30, 2011, we owed $20 million on the term loan.  We pay a 1/2% annual commitment fee on the $30 million line of credit.   Substantially all of Sunrise's assets are pledged under this loan agreement and we are the guarantor.  The loan agreement requires customary covenants, including financial ratios and restrictions on distributions.  The current interest rate is LIBOR- one month (0.22%) plus 2.50% or 2.72%.

In the past we used bank letter of credits for our reclamation bonds.  In June 2011, we replaced the letters of credit with surety bonds.

In 2006 we entered into two agreements swapping variable rates for fixed rates. Considering the two swap agreements, commitment fees and amortization of the closing costs, our current interest rate is about 7.7%.  One of the swaps expires in December 2011 and the other in July 2012. Accounting rules require us to recognize all derivatives on the balance sheet at estimated fair value. Derivatives that are not hedges must be adjusted to estimated fair value through earnings. We have no derivatives designated as a hedge. The recorded value of our bank debt approximates fair value as it bears interest at a floating rate.

(4)           Equity Investment in Savoy

We own a 45% interest in Savoy Energy L.P., a private company engaged in the oil and gas business primarily in the State of Michigan. Savoy uses the successful efforts method of accounting.  We account for our interest using the equity method of accounting.

Below (in thousands) are a condensed balance sheet at September 30, 2011 and a condensed statement of operations for the nine months ended September 30, 2011 and 2010.

Condensed Balance Sheet

2011

Current assets	$12,474
Oil and gas properties, net	20,250
$32,724

Total liabilities	$7,951
Partners' capital	24,773
$32,724

Condensed Statement of Operations

	2011	2010

Revenue	$22,802	$8,921
Expenses	(13,755)	(10,190)
Net income (loss)	$9,047	$(1,269)

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

Below (in thousands) are a condensed balance sheet at September 30, 2011 and a condensed statement of operations for the nine months ended September 30, 2011.

Condensed Balance Sheet

2011

Current assets	$2,321
Oil and gas properties, net	6,084
$8,405

Total liabilities	$2,106
Members' capital	6,299
$8,405

Condensed Statement of Operations

2011

Revenue	$3,112
Expenses	(1,564)
Net income	$1,548

(6)    Other Long-Term Assets and Other Income

	September 30, 2011	December 31, 2010
Other long-term assets:
Undeveloped oil and gas leases	$336	$1,232
Advanced coal royalties	3,164	1,863
Deferred financing costs, net	375	616
Marketable equity securities available for sale (restricted)*	2,152
Cash (restricted)*		1,200
Other	172	37
	$6,199	$4,948

-------------------------------
*Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

	Nine months ended September 30,
	2011	2010
Other income:
MSHA reimbursements	$1,900	$
Exploration and dry hole costs	(661)		(209)
Oil and gas sales, net of expenses	152		130
Other	558		154
	$1,949		$75

See “MSHA Reimbursements” below for a discussion of the $1.9 million.

(7)   Self Insurance

We continue to self-insure on about $85 million (historical cost) of our underground mining equipment.  We feel comfortable with this decision as such equipment is allocated among five mining units spread over ten miles.

(8)  Gain on Sale

See “North Dakota Lease Play” below for a discussion of the $9.1 million gain on sale.

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

Outlook

Our long term view of the supply/demand dynamics in the domestic steam coal markets remains positive. We expect modest increases in U.S. coal demand in 2011, followed by greater recovery in 2012 led by stronger economic growth and manufacturing activity.  As disclosed in our 2010 Form 10-K essentially all our 2011 production is under contract and 85%- 90% for 2012 and 2013 is under contract.  Only about 1/3 of 2014 production is under contract and we have no contracts beyond 2014.

MSHA Reimbursements

Two of our major coal contracts allow us to pass on certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies.  In late December 2010, we submitted a report which was reviewed by an outside consulting firm engaged by our customers.  In January 2011 the two customers agreed to reimburse us about $1.9 million of such costs incurred by us during 2008 and 2009.  During those years we were not able to accurately estimate what the ultimate outcome of these reimbursable costs would be so we did not record them until we were certain of the amounts.  Such amounts were recorded during the first quarter of 2011.

We are in discussions with the same two customers regarding such costs incurred by us during 2010.  In early September 2011 we submitted $4 million of MSHA cost reimbursements. Our customers engaged a third party consultant to review these costs and we expect a final resolution in mid December. Until such discussions are finalized and the amounts agreed upon, no accounting recognition will occur.

Oil and Gas Properties

ORRI

We have an ORRI of about 2% on 22,500 acres and a 4% ORRI on 2,500 acres in Laramie County, Wyoming.  This ORRI was obtained from leases we sold to SM Energy Company (formerly St. Mary Land) (NYSE:SM) in October 2008 for $2 million. This is a Niobrara oil shale play in the northern D-J Basin. During 2010, SM Energy drilled a discovery well (the Atlas 1-19) on this acreage.  During 2011 two additional wells were drilled and completed on our acreage.  SM has permitted 16 additional drilling locations for this prospect for 2011-2012.  For the first nine months of 2011 we received $52,000 from these ORRI’s.

North Dakota Lease Play

We invested about $2.5 million in a lease play located in Slope, Hettinger and Stark counties of North Dakota which resulted in the purchase of about 10,600 net acres of oil and gas leases.

On June 10, 2011, we signed a letter of intent with Chesapeake Energy Corporation to sell such acreage and on July 29, 2011, the deal closed.  The buyer purchased a 90% working interest for $12.6 million resulting in a pre-tax gain of about $9.1 million considering selling expenses and non-executive employee bonuses.  We retained a 10% working interest and an approximate 3% average ORRI.  We expect to receive up to an additional $1.6 million during the 4th quarter of 2011, upon completion of title curative and delivery of additional leases all of which will be reported as an additional gain.

Albrecht and Associates headquartered in Houston was engaged to market this prospect on our behalf. The prospect was marketed as a Bakken/Three Forks oil shale play. The leases predominantly have five-year terms plus options to extend for an additional two to three years.

45% Ownership in Savoy

Savoy operates almost exclusively in Michigan.  They have an interest in the Trenton-Black River Play in southern Michigan.  They hold 250,000 gross acres (about 125,000 net) in Hillsdale and Lenawee counties.  During 2010, Savoy drilled 11 wells (gross) in this play of which two were dry and nine were successful. During 2011, Savoy drilled 14 wells, of which 9 were successful and five were dry holes.  Six more wells are planned for the fourth quarter of 2011.  Drilling locations in this play are identified based on the evaluation of extensive 3-D seismic shoots. Savoy operates their own wells and their working interest averages between 40% and 50% and their net revenue interest averages between 34% and 42%. Savoy’s net daily oil production currently averages about 811 barrels of oil. Oil and liquids make up about 98% of their oil and gas revenue.

The first nine months of 2011 may or may not be indicative for all of 2011 due to (i) the uncertainty of the outcome of Savoy’s drilling activity; (ii) the extent of their seismic activity (G&G costs) and (iii) the sustainability of high oil prices.  Savoy does no price hedging.

The table below illustrates the growth in Savoy comparing the first nine months of 2011 to 2010 (in thousands except oil prices):

	2011	2010
Revenue:
Oil	$18,816	$6,623
Gas	437	591
NGLs (natural gas liquids)	490	113
Contract drilling	2,573	1,069
Other	486	525
Total revenue	22,802	8,921
Costs and expenses:
LOE (lease operating expenses)	2,920	1,554
Contract drilling costs	1,985	1,347
DD&A (depreciation, depletion & amortization)	2,692	1,700
G&G (geological and geophysical) costs	1,326	2,148
Dry hole costs	1,358	513
Impairment of unproved properties	2,507	2,064
Other exploration costs	255	136
G&A (general & administrative)	712	728
Total expenses	13,755	10,190
Net income (loss)	$9,047	$(1,269)

Oil production in barrels	206	92
Average oil prices/barrel for the period	$90.93	$71.68

Liquidity and Capital Resources

For the first nine months of 2011, we generated about $40 million in cash from operations.  We do not anticipate any liquidity issues in the foreseeable future. We plan to fund future mine expansion at the Carlisle mine through a combination of draws from the remaining $30 million on our revolver and cash from operations.  Our capital expenditures budget for the remainder of 2011 is in the $14-$16 million range. When we develop the Allerton or another large reserve, we will explore increasing our debt and restructuring our existing credit facility.

We have no material off-balance sheet arrangements.

Results of Operations

Nine Months Ended September 30, 2011 vs. 2010

For the first nine months of 2011, we sold 2,386,000 tons of coal at an average price of $42.02/ton.  For the comparable 2010 period we sold 2,373,000 tons at an average price of $42.41/ton. Assuming we have no spot sales, we expect our coal sales for the remainder of 2011 (fourth quarter) to be about 900,000 tons with an average price of around $42.

The increase in “other income” is due to the MSHA reimbursements discussed above.

Operating costs averaged $23.66/ton in 2011 compared to $23.90 in 2010. Our mine employees totaled 320 at September 30, 2011 compared to 341 at September 30, 2010.  We expect such costs to average $23-$25/ton for the remainder of 2011.

The increase in DD&A was due primarily to additions to our coal properties. Coal properties at September 30, 2011 were $187 million compared to $168 million at September 30, 2010.

SG&A increased primarily due to higher expenses related to the new Allerton reserve, costs associated with our NASDAQ listing and increases in certain salaries.

Interest expense is lower due to lower debt levels.

Savoy’s activity is discussed above.

Our effective tax rate was 37% and we expect that rate to continue or decrease slightly for the remainder of 2011.

Three Months Ended September 30, 2011 vs. 2010

For the third quarter of 2011, we sold 805,000 tons of coal at an average price of $42.45/ton.  For the comparable 2010 period, we sold 811,000 tons at an average price of $42.15/ton.

Operating costs averaged $24.42/ton for the third quarter of 2011 compared to $22.66 in 2010. We expect such costs to average $23-$25/ton for the remainder of 2011.

The increase in DD&A was due primarily to additions to our coal properties. Coal properties at September 30, 2011 were $187 million compared to $168 million at September 30, 2010.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
ITEM 5.  OTHER INFORMATION

2012 Annual Meeting

Our annual shareholders’ meeting is scheduled for Thursday afternoon April 19, 2012 in New York City at a yet to be determined location in upper Manhattan.

Yorktown Distribution

As previously disclosed, each time after we filed our 2011 Form 10-Qs for the first and second quarters, we were advised by Yorktown Energy Partners VI, L.P., an investor for the last six years, that it had distributed 750,000 shares (1,500,000 in total) of Hallador common stock to its limited and general partners. After the two distributions, Yorktown and its affiliates collectively hold about 13.75 million shares of Hallador common stock representing about 49% of total shares outstanding.

While we do not know Yorktown’s ultimate strategy to realize the value of their Hallador investment for their partners, we expect that over time distributions such as these will improve our liquidity and float.  If and when we are advised of another Yorktown distribution after this Form 10-Q is filed, we will timely report such on a Form 8-K.

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

Sunrise is regulated by the MSHA under the Federal Mine Safety and Health Act of 1977 (Mine Act). MSHA inspects our mine on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. We present information below regarding certain violations which MSHA has issued with respect to our mine. While assessing this information please consider that the number and cost of violations will vary depending on the MSHA inspector and can be contested and appealed, and in that process, are often reduced in severity and amount, and are sometimes dismissed. We are currently contesting 11 citations with MSHA; some involve the amount of the assessments and some involve the citation itself.

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

The table that follows outlines citations and orders issued to us by MSHA during the first nine months of 2011. The citations and orders outlined below may differ from MSHA`s data retrieval system due to timing, special assessed citations, and other factors.

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

	Section	Section	Section	Section	Section	Proposed
	104(a)	104(b)	104(d)	107(a)	110(b)(2)	MSHA
Month	Citations	Orders	Citation/Orders	Orders	Violations	Assessments
						(in thousands)
January	1	0	0	0	0	$10.00
February	2	0	0	0	0	11.00
March	2	0	0	0	0	7.70
April	4	0	0	0	0	6.00
May	3	0	0	0	0	16.00
June	2	0	0	0	0	30.00
July	2	0	0	0	0	14.60
August	7	0	0	0	0	19.60
September	2	0	0	0	0	5.80

ITEM  6.  EXHIBITS

31	SOX 302 Certifications (1)
32	SOX 906 Certification (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Schema Document (2)
101.CAL	XBRL Calculation Linkbase Document (2)
101.DEF	XBRL Definition Linkbase Document (2)
101.LAB	XBRL Label Linkbase Document (2)
101.PRE	XBRL Presentation Linkbase Document (2)
 ---------------------------------------
(1) Filed herewith. (2) Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: November 7, 2011	/s/W. Anderson Bishop W. Anderson Bishop, CFO and CAO