Form 10-K/A
period 2011-12-31
HALLADOR ENERGY CO
filed 2012-03-05
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO INCLUDE EXHIBIT 95, MINE SAFETY DISCLOSURE.   NO OTHER CHANGES ARE BEING MADE BY MEANS OF THIS FILING.

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