Form 10-Q
period 2012-03-31
HALLADOR ENERGY CO
filed 2012-05-07
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012 or
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

As of May 4, 2012 we had 28,316,000 shares outstanding.

PART I - Financial Information
ITEM 1.  FINANCIAL STATEMENTS
Consolidated Balance Sheet
 (in thousands, except per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$40,581	$37,542
Accounts receivable	4,513	6,689
Coal inventory	2,584	1,863
Parts and supply inventory	2,442	2,202
Other	401	580
Total current assets	50,521	48,876

Coal properties, at cost:
Land, buildings and equipment	139,092	137,707
Mine development	66,832	66,614
	205,924	204,321
Less - accumulated DD&A	(46,257)	(42,493)
	159,667	161,828
Investment in Savoy	13,376	12,133
Investment in Sunrise Energy	3,859	3,297
Other assets	7,993	6,294
	$235,416	$232,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank debt	$15,000	$17,500
Accounts payable and accrued liabilities	10,147	10,471
Income taxes	3,633	5,125
Dividends payable	4,080
Total current liabilities	32,860	33,096

Long-term liabilities:
Deferred income taxes	32,272	31,128
Asset retirement obligations	2,313	2,276
Other	4,345	4,935
Total long-term liabilities	38,930	38,339
Total liabilities	71,790	71,435
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized; 28,309 shares outstanding for both periods	283	283
Additional paid-in capital	86,530	85,984
Retained earnings	76,758	74,685
Accumulated other comprehensive income	55	41
Total stockholders’ equity	163,626	160,993
	$235,416	$232,428

See accompanying notes.

Consolidated Statement of Comprehensive Income
For the three months ended March 31,
 (in thousands, except per share data)

	2012	2011
Revenue:
Coal sales	$29,620	$33,965
Equity income - Savoy	1,818	1,442
Equity income - Sunrise Energy	56	425
Other	2,462	2,029
	33,956	37,861
Costs and expenses:
Operating costs and expenses	18,433	18,708
DD&A	3,806	3,354
Coal exploration costs	419	121
SG&A	1,855	1,744
Interest	271	364
	24,784	24,291

Income before income taxes	9,172	13,570

Less income taxes:
Current	1,884	1,837
Deferred	1,135	3,455
	3,019	5,292

Net income	$6,153	$8,278

Net income per share:
Basic	$.22	$.30
Diluted	$.21	$.29

Weighted average shares outstanding:
Basic	28,309	28,045
Diluted	28,681	28,532

Net income	$6,153	$8,278
Other comprehensive income:
Increase in value of marketable equity securities available for sale, net of taxes	14	6
Comprehensive income	$6,167	$8,284

See accompanying notes.

Consolidated Statement of Cash Flows
For the three months ended March 31,
(in thousands)

	2012	2011
Operating activities:
Cash provided by operating activities	$9,579	$13,866

Investing activities:
Capital expenditures for coal properties	(2,372)	(6,858)
Capital expenditures for unproved oil and gas properties		(1,243)
Investment in Sunrise Energy	(506)
Proceeds from CDs		1,291
Increase in marketable securities	(1,269)
Other	130	127
Cash used in investing activities	(4,017)	(6,683)

Financing activities:
Payments to bank	(2,500)	(2,500)
Other	(23)
Cash used in financing activities	(2,523)	(2,500)

Increase in cash and cash equivalents	3,039	4,683
Cash and cash equivalents, beginning of period	37,542	10,277
Cash and cash equivalents, end of period	$40,581	$14,960

See accompanying notes.

Consolidated Statement of Stockholders’ Equity
(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI*	Total
Balance, January 1, 2012	28,309	$283	$85,984	$74,685	$41	$160,993

Stock-based compensation			546			546

Increase in value of marketable equity securities available for sale, net of taxes					14	14

Dividends				(4,080)		(4,080)

Net income				6,153		6,153

Balance, March 31, 2012	28,309	$283	$86,530	$76,758	$55	$163,626

*Accumulated Other Comprehensive Income

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

The results of operations and cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2012.  To maintain consistency and comparability, certain 2011 amounts have been reclassified to conform to the 2012 presentation.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our consolidated financial statements filed as part of our 2011 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

The consolidated financial statements include the accounts of Hallador Energy Company (the Company) and its wholly-owned subsidiary Sunrise Coal, LLC (Sunrise).  All significant intercompany accounts and transactions have been eliminated.  We are engaged in the production of thermal coal from an underground mine located in western Indiana.  We own a 45% equity interest in Savoy Energy L.P., a private oil and gas company which has operations in Michigan and a 50% interest in Sunrise Energy, LLC, a private entity engaged in natural gas operations in the same vicinity as our coal mine.

(2)    Notes Payable

In December 2008, we entered into a new loan agreement with a bank consortium that provides for a $40 million term loan and a $30 million revolving credit facility.  At March 31, 2012, we owed $15 million on the term loan and nil on the revolver.  The debt matures in December of 2012.  We pay a .5% commitment fee on the unused revolver.  Substantially all of Sunrise's assets are pledged under this loan agreement and we are the guarantor.  The loan agreement requires customary covenants, required financial ratios and restrictions on distributions.  Closing costs on this loan agreement were about $1.2 million and are being amortized using the effective interest method over its term which ends near the end of 2012. The current interest rate is LIBOR-one month (0.25%) plus 2.50% or 2.75%.

Considering our two interest rate swap agreements, commitment fees and amortization of the closing costs, our effective interest rates for 2012 and 2011 were about 6.6% for each period.  One of the swaps expired in December 2011 and the other will expire in July 2012.  Assuming interest rates remain stable, we expect our interest rate, not including fees and the amortization of the closing costs, to be about 3% for the last half of 2012. The recorded value of our bank debt approximates fair value as it bears interest at a floating rate.

We expect to negotiate a new loan agreement with our banks sometime before the end of the year.

(3)           Equity Investment in Savoy

We own a 45% interest in Savoy Energy L.P., a private company engaged in the oil and gas business primarily in the State of Michigan. Savoy uses the successful efforts method of accounting.  We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% are a condensed balance sheet at March 31, 2012 and a condensed statement of operations for the three months ended March 31, 2012 and 2011.

Condensed Balance Sheet

2012

Current assets	$18,421
Oil and gas properties, net	20,433
$38,854

Total liabilities	$9,341
Partners' capital	29,513
$38,854

Condensed Statement of Operations

	2012	2011

Revenue	$8,887	$6,725
Expenses	(4,854)	(3,540)
Net income	$4,033	$3,185

(4)           Equity Investment in Sunrise Energy

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

Below (in thousands) to the 100% are a condensed balance sheet at March 31, 2012 and a condensed statement of operations for the three months ended March 31, 2012 and 2011.

 Condensed Balance Sheet

2012

Current assets	$2,467
Oil and gas properties, net	6,201
$8,668

Total liabilities	$962
Partners' capital	7,706
$8,668

Condensed Statement of Operations

	2012	2011

Revenue	$607	$1,372
Expenses	(495)	(521)
Net income	$112	$851

(5)      Other Long-Term Assets and Other Income

	March 31, 2012	December 31, 2011
Long-term assets:
Oil and gas properties, net	$336	$336
Advance coal royalties	3,199	3,205
Deferred financing costs, net	214	295
Marketable equity securities available for sale at fair value (restricted)*	3,595	2,326
Miscellaneous	649	132
	$7,993	$6,294
---------------------- *Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

	Three months ended March 31,
	2012	2011
Other income:
MSHA reimbursements	$2,336	$1,900
Exploration and dry hole costs		(103)
Oil and gas sales, net of expenses	117	57
Other	9	175
	$2,462	$2,029

See “MSHA Reimbursements” below for a discussion of the $2.3 and $1.9 million.

(6)   Self Insurance

We continue to self-insure on about $94 million (historical cost) of our underground mining equipment.  We feel comfortable with this decision as such equipment is allocated among four mining units spread over ten miles.

ITEM 2.    MD&A

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2011 FORM 10-K AND SHOULD BE READ IN CONJUNCTION THEREWITH.

Our consolidated financial statements should be read in conjunction with this discussion.

Overview

The largest portion of our business is devoted to underground coal mining in the state of Indiana through Sunrise Coal, LLC (a wholly-owned subsidiary) serving the electric power generation industry.  We also own a 45% equity interest in Savoy Energy L.P., a private oil and gas company with operations in Michigan.  In late December 2010 we invested $2.4 million for a 50% interest in Sunrise Energy, LLC which then purchased existing gas reserves and gathering equipment from an unrelated third party with plans to develop and operate such reserves.  Sunrise Energy also plans to develop and explore for coal-bed methane gas reserves on or near our underground coal reserves.  Development is pending an increase in nat gas prices. The primary reason we consummated this purchase was to protect our coal reserves from unwanted fracking by unrelated third parties. We account for our investments in Savoy and Sunrise Energy using the equity method.  Through our Denver operations we also lease oil and gas mineral rights with the intent to sell the prospects to third parties and retain an overriding royalty interest (ORRI) or carried interest.  Occasionally, we participate in the drilling of oil and gas wells.  Further below is a discussion of Savoy’s operations.

Our largest contributor to revenue and earnings is the Carlisle underground coal mine located in western Indiana, about thirty miles south of Terre Haute.  The Carlisle mine was in the development stage through January 31, 2007.  Coal shipments began February 5, 2007.

The table below illustrates the status of our current coal contracts:

Year	Contracted Tons	Average Price

2012	2,913,000	$42.74
2013	2,900,000	40.01
2014	1,100,000	46.64

In the short-run, the market for thermal coal in the United States faces a number of challenges. Unusually mild winter weather has reduced electricity generation from both coal burn and gas burn, resulting in a rapid build in coal inventories. The mild weather, burgeoning inventories and prolific production of nat gas has recently driven the price of nat gas to decade lows, which has increased fuel switching in favor of gas and forced the price of thermal coals lower across all production basins. Regulatory uncertainties, particularly surrounding the recently delayed Cross-state Air Pollution Rule (CSAPR), and Maximum Achievable Control Technology (MACT), are causing utilities to defer coal purchasing decisions, and in some cases to retire coal-fired generating facilities.

Two of our customers have advised us that their coal stockpiles are increasing and have asked us to consider storing their coal on our property.  In April 2012 we entered into a storage agreement with one customer to store 250,000 tons for a minimum of one year and up to a maximum of two years.   We will continue to sell the coal as contracted to this customer.  The risks and rewards of ownership will pass from us to them as coal is placed into storage.  We will be paid a storage fee in addition to our contracted price at the time the coal is placed in storage.  We are in discussions with a second customer to store a similar amount of coal under similar terms.

For the first quarter of 2012, we are behind about 52,000 tons on shipments to customers.   We expect the shortfall to be made up by the end of June or July this year. The negative effect on our coal sales for the first quarter was about $2.8 million.

Project Update

New Reserve (unassigned) – Allerton

The paragraph below comes directly from our 2011 Form 10-K.  We have no additional comments regarding the Allerton reserve at this time.

We have leased roughly 19,500 acres in Vermillion County, Illinois near the village of Allerton.  Based on our reserve estimates we currently control 32.3 million tons of recoverable coal reserves; 16.3 million which are proven and 16 million which are probable.  A considerable amount of our 19,500 acres of leases has yet to receive any exploratory drilling, thus we anticipate our controlled reserves to grow as we continue drilling in 2012.  The permitting process was started in the summer of 2011 and we anticipate filing the formal permit with the state of Illinois and the appropriate Federal regulators during the second quarter of 2012.  If the process proceeds smoothly, we anticipate receiving a mining permit in the first half of 2013.  Unassigned reserves represent coal reserves that would require new mineshafts, mining equipment and plant facilities before operations could begin on the property. The primary reason for this distinction is to inform investors which coal reserves will require substantial capital expenditures before production can begin. Sunrise personnel have opened coal mines in this area in the past.

Full-scale mine development will not commence until there is proven market demand and we have a sales commitment.

MSHA Reimbursements

Two of our contracts allow us to pass on certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies.  In late December 2010, we submitted an analysis of such costs which was reviewed by an outside consulting firm engaged by our customers.  In January 2011 the two customers agreed to reimburse us about $1.9 million for costs incurred by us during 2008 and 2009.  During those years we were not able to accurately estimate what the ultimate outcome of these reimbursable costs would be so we did not record them until we were certain of the amounts and certain of collection.  Such amounts were recorded during the first quarter of 2011.

We submitted our incurred costs for 2010 in September of 2011 for $4.3 million.  One of the customers agreed with our analysis and paid $2.3 million in February 2012 and the other agreed with our analysis after the close of the first quarter. Accordingly, $2.3 million was recorded in the first quarter and the other $2 million will be recorded in the second quarter of 2012.

45% Ownership in Savoy

Savoy operates almost exclusively in Michigan.  They have an interest in the Trenton-Black River Play in southern Michigan.  They hold 200,000 gross acres (about 100,000 net) in Hillsdale and Lenawee counties.   Drilling locations in this play are identified based on the evaluation of extensive 3-D seismic shoots. Savoy operates their own wells and their working interest averages between 40 and 50% and their net revenue interest averages between 34 and 42%. Savoy’s net daily oil production currently averages about 800 barrels of oil. Oil and liquids make up about 99% of their oil and gas revenue.

The first quarter of 2012 may or may not be indicative for all of 2012 due to (i) the uncertainty of the outcome of Savoy’s drilling activity; (ii) the extent of their seismic activity (G&G costs) and (iii) the sustainability of these high oil prices.  Current oil prices are in excess of $100/barrel. Savoy does not have any oil price hedges in place.

The table below illustrates the growth in Savoy (to the 100%) comparing the first quarter of 2012 to 2011 (financial statement data in thousands):

	2012	2011
Revenue:
Oil	$7,299	$5,522
Nat gas	98	145
NGLs (natural gas liquids)	269	148
Contract drilling	1,182	792
Other	39	118
Total revenue	8,887	6,725
Costs and expenses:
LOE (lease operating expenses)	1,098	818
Contract drilling costs	731	464
DD&A (depreciation, depletion & amortization)	961	937
G&G (geological and geophysical) costs	651	145
Dry hole costs	285	235
Impairment of unproved properties	810	612
Other exploration costs	61	69
G&A (general & administrative)	257	260
Total expenses	4,854	3,540
Net income	$4,033	$3,185

The information below is not in thousands:

Oil production - barrels	72,900	62,000
NGLs production - barrels	4,900	2,575
Nat gas production - Mcf	31,900	33,000
Average oil prices/barrel for the quarter	$100.00	$89.00
Average NGL prices/barrel for the quarter	$54.93	$57.34
Average gas prices/Mcf for the quarter	$3.07	$4.35

Liquidity and Capital Resources

For the first quarter of 2012, we generated about $9.6 million in cash from operations.  This amount was less than the 2011 period due primarily to the reduction in coal sales as discussed above.  We do not anticipate any liquidity issues in the foreseeable future. We plan to fund future mine expansion at the Carlisle mine through a combination of draws from our revolver and cash from operations.  Our capital expenditures budget for the remainder of 2012 is in the $8-10 million range. Eventually, when we develop a new reserve, we intend to incur additional debt and restructure our existing credit facility.

We have no material off-balance sheet arrangements.

Results of Operations

Three months ended March 31, 2012 vs. 2011

For the first quarter of 2012, we sold 701,000 tons at an average price of $42.24/ton.  For the first quarter of 2011, we sold 816,000 tons at an average price of $41.62/ton.  Our average price for the remainder of 2012, based on our contracts, will be about $42.90/ton.  The lower average price for first quarter 2011 is due to the mix of our various contracts and corresponding prices.  We expect our coal sales for the remainder of 2012 to be in the 2.2 million ton range.

Operating costs and expenses averaged $26.30/ton in 2012 compared to $22.92 in 2011.  The increase was due primarily to poor mining conditions in the month of March.  These poor conditions persisted into part of April, but conditions are improving.  We are also operating the mine on reduced hours due to customer demand, which has a detrimental effect on productivity which translates to higher costs.   Our Indiana employees totaled 327 at March 31, 2012 compared to 324 at March 31, 2011.  We expect such costs to average $25-26/ton for the remainder of 2012.

On April 1, 2012 we granted raises to our hourly mine employees and to other key employees and also issued 143,000 RSUs to certain key employees which will not vest until April 1, 2015.  These two actions will increase our costs by about $850,000 for the remainder of 2012.

Political contributions

During the first quarter of 2012 we donated $75,000 to the NMA (National Mining Association) Coal Values program which is to help elect pro-coal mining  candidates in 2012 and to promote the use of coal.  In April we made a $100,000 contribution to the Super PAC, Restore our Future.

In the upcoming elections, we encourage all of our shareholders and employees to support those candidates who unequivocally promote legislation and regulations that are favorable to the coal industry.

Income taxes

Our 2012 effective tax rate was about 33% and we expect such rate to be in the 33-35% range for the remainder of the year.  We estimate that about 60% of such rate will be for taxes currently due.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 4.  MINE SAFETY DISCLOSURE

See Exhibit 95 to this Form 10-Q for a listing of our mine safety violations.

ITEM 5.  OTHER INFORMATION

2013 Annual Meeting

Our annual shareholders’ meeting is scheduled for Thursday afternoon April 18, 2013 in New York City at a yet to be determined location in upper Manhattan.

Yorktown Distribution

As previously disclosed, each time after we filed our 2011 Form 10-Qs for the first, second and third quarters and for the 2011 annual report on Form 10-K, we were advised by Yorktown Energy Partners VI, L.P., an investor for the last six years, that it had distributed 750,000 shares (3,000,000 in total) of Hallador common stock to its limited and general partners. After the four distributions, Yorktown and its affiliates collectively hold about 12.6 million shares of Hallador common stock representing about 45% of total shares outstanding.

While we do not know Yorktown’s ultimate strategy to realize the value of their Hallador investment for their partners, we expect that over time distributions such as these will improve our liquidity and float.  If and when we are advised of another Yorktown distribution after this Form 10-Q is filed, we will timely report such on a Form 8-K.

ITEM  6.  EXHIBITS

31	SOX 302 Certifications (1)
32	SOX 906 Certification (1)
95	Mine Safety Disclosure
---------------------------------------
(1) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: May 4, 2012	/s/W. Anderson Bishop
W. Anderson Bishop, CFO and CAO