Form 10-Q
period 2012-06-30
HALLADOR ENERGY CO
filed 2012-08-03
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012 or
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
Yes ☐  No ☑

As of August 3, 2012 we had 28,321,000 shares outstanding.

PART I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheet
(in thousands, except per share data)
	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$36,258	$37,542
Accounts receivable	9,145	6,689
Coal inventory	3,257	1,863
Parts and supply inventory	2,161	2,202
Other	93	580
Total current assets	50,914	48,876
Coal properties, at cost:
Land, buildings and equipment	141,027	137,707
Mine development	66,976	66,614
	208,003	204,321
Less - accumulated DD&A	(50,201)	(42,493)
	157,802	161,828
Investment in Savoy	13,145	12,133
Investment in Sunrise Energy	3,834	3,297
Other assets	8,949	6,294
	$234,644	$232,428
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank debt	$12,500	$17,500
Accounts payable and accrued liabilities	9,293	10,471
Income taxes	653	5,125
Total current liabilities	22,446	33,096
Long-term liabilities:
Deferred income taxes	33,464	31,128
Asset retirement obligations	2,347	2,276
Other	5,693	4,935
Total long-term liabilities	41,504	38,339
Total liabilities	63,950	71,435
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized; 28,316 and 28,309 shares outstanding, respectively	283	283
Additional paid-in capital	87,153	85,984
Retained earnings	83,216	74,685
Accumulated other comprehensive income	42	41
Total stockholders’ equity	170,694	160,993
	$234,644	$232,428
See accompanying notes.

Consolidated Statement of Comprehensive Income
(in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Coal sales	$62,107	$66,101	$32,487	$32,136
Equity income - Savoy	2,498	3,123	680	1,681
Equity income (loss) - Sunrise Energy	32	544	(24)	119
Other	4,494	1,757	2,032	(272)
	69,131	71,525	35,175	33,664
Costs and expenses:
Operating costs and expenses	37,249	36,610	18,816	17,902
DD&A	7,750	6,736	3,944	3,382
Coal exploration costs	1,122	272	703	151
SG&A	3,660	3,401	1,805	1,657
Interest	528	706	257	342
	50,309	47,725	25,525	23,434

Income before income taxes	18,822	23,800	9,650	10,230

Less income taxes:
Current	3,876	3,147	1,992	1,310
Deferred	2,335	5,920	1,200	2,465
	6,211	9,067	3,192	3,775

Net income*	$12,611	$14,733	$6,458	$6,455

Net income per share:
Basic	$0.45	$0.52	$0.23	$0.23
Diluted	$0.44	$0.51	$0.23	$0.23

Weighted average shares outstanding:
Basic	28,312	28,089	28,314	28,133
Diluted	28,719	28,617	28,675	28,587

_____________________________________________
*There is no material difference between net income and comprehensive income.
See accompanying notes

Consolidated Statement of Cash Flows
(in thousands)
	Six months ended June 30,

	2012	2011
Operating activities:
Cash provided by operating activities	$13,700	$27,861

Investing activities:
Capital expenditures for coal properties	(4,229)	(12,558)
Investment in Sunrise Energy	(506)
Purchase of marketable securities	(1,253)
Other	83	(121)
Cash used in investing activities	(5,905)	(12,679)

Financing activities:
Payments to bank	(5,000)	(5,000)
Dividends	(4,080)	(3,505)
Other	1	578
Cash used in financing activities	(9,079)	(7,927)

Increase (decrease) in cash and cash equivalents	(1,284)	7,255
Cash and cash equivalents, beginning of period	37,542	10,277
Cash and cash equivalents, end of period	$36,258	$17,532

See accompanying notes.

Consolidated Statement of Stockholders' Equity
(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI*	Total

Balance, January 1, 2012	28,309	$283	$85,984	$74,685	$41	$160,993

Stock-based compensation			1,196			1,196

Other	7		(27)		1	(26)

Dividends				(4,080)		(4,080)

Net income				12,611		12,611

Balance, June 30, 2012	28,316	$283	$87,153	$83,216	$42	$170,694

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

The results of operations and cash flows for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2012.  To maintain consistency and comparability, certain 2011 amounts have been reclassified to conform to the 2012 presentation.

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

(2)    Notes Payable

In December 2008, we entered into a new loan agreement with a bank consortium that provides for a $40 million term loan and a $30 million revolving credit facility.  At June 30, 2012, we owed $12.5 million on the term loan and nil on the revolver.  The debt matures in December of 2012.  We pay a .5% commitment fee on the unused revolver.  Substantially all of Sunrise's assets are pledged under this loan agreement and we are the guarantor.  The loan agreement requires customary covenants, required financial ratios and restrictions on distributions.  Closing costs on this loan agreement were about $1.2 million and are being amortized using the effective interest method over its term which ends near the end of 2012. The current interest rate is LIBOR-one month (0.25%) plus 2.50% or 2.75%.

We expect to negotiate a new loan agreement with our banks sometime before the end of the year.

(3)           Investment in Savoy

We own a 45% interest in Savoy Energy L.P., a private company engaged in the oil and gas business primarily in the State of Michigan. Savoy uses the successful efforts method of accounting.  We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% are a condensed balance sheet at June 30, 2012 and a condensed statement of operations for the six months ended June 30, 2012 and 2011.

Condensed Balance Sheet

2012

Current assets	$18,486
Oil and gas properties, net	20,692
$39,178

Total liabilities	$10,178
Partners' capital	29,000
$39,178

Condensed Statement of Operations

	2012	2011

Revenue	$17,261	$15,325
Expenses	(11,719)	(8,426)
Net income	$5,542	$6,899

(4)            Investment in Sunrise Energy

In late December 2010, we invested $2.375 million for a 50% interest in Sunrise Energy, LLC which then purchased existing gas reserves and gathering equipment from an unrelated third party with plans to develop and operate such reserves. During January 2012 we invested an additional $506 thousand. Sunrise Energy also plans to develop and explore for coal-bed methane gas reserves on or near our underground coal reserves. They use the successful efforts method of accounting. We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% are a condensed balance sheet at June 30, 2012 and a condensed statement of operations for the six months ended June 30, 2012 and 2011.

Condensed Balance Sheet

2012

Current assets	$2,368
Oil and gas properties, net	6,211
$8,579

Total liabilities	$922
Partners' capital	7,657
$8,579

Condensed Statement of Operations

	2012	2011

Revenue	$1,086	$2,217
Expenses	(1,023)	(1,128)
Net income	$63	$1,089

(5)      Other Assets and Other Income (in thousands)

	June 30, 2012	December 31, 2011
Other assets:
Oil and gas properties, net	$334	$336
Advance coal royalties	3,129	3,205
Deferred financing costs, net	134	295
Marketable equity securities available for sale at fair value (restricted)*	3,581	2,326
Miscellaneous	1,771	132
	$8,949	$6,294
-------------------------------------
*Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

	Six months ended June 30,
	2012	2011
Other income:
MSHA reimbursements	$4,236	$1,900
Exploration and dry hole costs	(53)	(628)
Oil and gas sales, net of expenses	176	108
Other	135	377
	$4,494	$1,757

See “MSHA Reimbursements” below for a discussion of the $4.2 and $1.9 million.

(6)   Self Insurance

We continue to self-insure on about $100 million (historical cost) of our underground mining equipment.  We feel comfortable with this decision as such equipment is allocated among four mining units spread over fifteen miles.

(7)  Bill and Hold

Two of our customers advised us that their coal stockpiles are increasing and asked us to consider storing their coal on our property. In April 2012 we entered into a storage agreement with one customer to store 250,000 tons for a minimum of one year and up to a maximum of two years. In June 2012 we entered into a similar storage agreement with the second customer. We will continue to sell the coal as contracted to these customers.  The risks and rewards of ownership will pass from us to them as coal is placed into segregated storage. We will be paid a nominal storage fee in addition to our contracted price at the time the coal is placed in storage. As of June 30, 2012 we have stored 73,000 tons for the first customer and nil for the second. We have recognized about $3 million in revenue from this “bill and hold” arrangement.  There were no change in payment terms with our customers and as of July 31, 2012 all receivables outstanding at June 30 have been paid.

(8)  Subsequent Event

On July 31, 2012 our Board of Directors declared our second special cash dividend of $0.50 per share payable August 17, 2012.  The dividend will also apply to our outstanding restricted stock units and options.  The cash payment will be about $14.6 million.

ITEM 2.    MD&A

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2011 FORM 10-K AND SHOULD BE READ IN CONJUNCTION THEREWITH.

Our consolidated financial statements should be read in conjunction with this discussion

Overview

The largest portion of our business is devoted to underground coal mining in the state of Indiana through Sunrise Coal, LLC (a wholly-owned subsidiary) serving the electric power generation industry.  We also own a 45% equity interest in Savoy Energy L.P., a private oil and gas company with operations in Michigan.  In late December 2010 we invested $2.4 million for a 50% interest in Sunrise Energy, LLC which then purchased existing gas reserves and gathering equipment from an unrelated third party with plans to develop and operate such reserves.  During January 2012 we made an additional investment of $506 thousand. Sunrise Energy also plans to develop and explore for coal-bed methane gas reserves on or near our underground coal reserves.  Development is pending an increase in nat gas prices. The primary reason we consummated this purchase was to protect our coal reserves from unwanted fracking by unrelated third parties. We account for our investments in Savoy and Sunrise Energy using the equity method.  Historically, through our Denver operations, we also lease oil and gas mineral rights with the intent to sell the prospects to third parties and retain an overriding royalty interest (ORRI) or carried interest.  In mid July 2012 we decided to substantially curtail these activities and our geologist who developed these prospects now works for us on a part-time basis.  Occasionally, we participate in the drilling of oil and gas wells.  Further below is a discussion of Savoy’s operations.

The table below illustrates the status of our current coal contracts:

Year	Contracted Tons	Average Price

2012	3,083,000	$42.53
2013	2,900,000	40.01
2014	1,100,000	46.64

In the short-run, the market for thermal coal in the United States faces a number of challenges. Unusually mild winter weather has reduced electricity generation from both coal and gas burn, resulting in a rapid build in coal inventories. The mild weather, burgeoning inventories and prolific production of nat gas has recently driven the price of nat gas to decade lows, which has increased fuel switching in favor of gas and forced the price of thermal coals lower across all production basins. Regulatory uncertainties, particularly surrounding the recently delayed Cross-state Air Pollution Rule (CSAPR), and Maximum Achievable Control Technology (MACT), are causing utilities to defer coal purchasing decisions, and in some cases to retire coal-fired generating facilities.

Two of our customers advised us that their coal stockpiles are increasing and asked us to consider storing their coal on our property. In April 2012 we entered into a storage agreement with one customer to store 250,000 tons for a minimum of one year and up to a maximum of two years. In June 2012 we entered into a similar storage agreement with the second customer. We will continue to sell the coal as contracted to these customers.  The risks and rewards of ownership will pass from us to them as coal is placed into segregated storage. We will be paid a nominal storage fee in addition to our contracted price at the time the coal is placed in storage. As of June 30, 2012 we have stored 73,000 tons for the first customer and nil for the second. We have recognized about $3 million in revenue from this “bill and hold” arrangement.  There were no change in payment terms with our customers and as of July 31, 2012 all receivables outstanding at June 30 have been paid.

For the first half of 2012, we are behind about 42,000 tons on shipments to customers.  We expect the shortfall (about $2.3 million) to be made up during the last half of 2012.  The dollar amount of the shortfall is high due to over shipping on low-priced contracts and under shipping on high-priced contracts.

Project Update

New Reserve (unassigned) – Allerton/Bulldog

The paragraph below comes primarily from our 2011 Form 10-K.  We have no additional substantive comments regarding the Allerton reserve at this time.

We have leased roughly 19,500 acres in Vermillion County, Illinois near the village of Allerton. Based on our reserve estimates we currently control 32.3 million tons of recoverable coal reserves; 16.3 million which are proven and 16 million which are probable. A considerable amount of our 19,500 acres of leases has yet to receive any exploratory drilling, thus we anticipate our controlled reserves to grow as we continue drilling in 2012. The permitting process was started in the summer of 2011 and we filed the formal permit with the state of Illinois and the appropriate Federal regulators during June 2012. We are calling the new reserve the Bulldog mine. If the process proceeds smoothly, we could receive a mining permit as early as the first half of 2013.  Unassigned reserves represent coal reserves that would require new mineshafts, mining equipment and plant facilities before operations could begin on the property. The primary reason for this distinction is to inform investors which coal reserves will require substantial capital expenditures before production can begin. Sunrise personnel have opened coal mines in this area in the past.

Full-scale mine development will not commence until there is proven market demand.

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

We submitted our incurred costs for 2010 in September of 2011 for $4.2 million.  One of the customers agreed with our analysis and paid $2.3 million in February 2012 and the other agreed with our analysis during the second quarter. Accordingly, $2.3 million was recorded in the first quarter and the other $1.9 million was recorded in the second quarter of 2012.  We expect to submit our costs for 2011 sometime before the end of the year.

45% Ownership in Savoy

Savoy operates almost exclusively in Michigan.  They have an interest in the Trenton-Black River Play in southern Michigan.  They hold 200,000 gross acres (about 100,000 net) in Hillsdale and Lenawee counties.   Drilling locations in this play are identified based on the evaluation of extensive 3-D seismic shoots. Savoy operates their own wells and their working interest averages between 40 and 50% and their net revenue interest averages between 34 and 42%. Savoy’s net daily oil production currently averages about 720 barrels of oil. Oil and liquids make up about 99% of their oil and gas revenue.

The first half of 2012 may not be indicative for all of 2012 due to (i) the uncertainty of the outcome of Savoy’s drilling activity; (ii) the extent of their seismic activity (G&G costs) and (iii) the sustainability of these high oil prices.  Current oil prices are in excess of $76/barrel. Savoy does not have any oil price hedges in place.

The table below illustrates the revenue growth in Savoy (to the 100%) comparing the first half of 2012 to 2011 (financial statement data in thousands):

	2012	2011
Revenue:
Oil	$14,010	$12,277
NGLs (natural gas liquids)	488	254
Nat gas	173	291
Contract drilling	2,296	2,277
Other	294	226
Total revenue	17,261	15,325
Expenses:
LOE (lease operating expenses)	2,213	1,799
Contract drilling costs	1,588	1,468
DD&A (depreciation, depletion & amortization)	1,957	1,679
G&G (geological and geophysical) costs	1,512	490
Dry hole costs	1,959	906
Impairment of unproved properties	1,824	1,410
Other exploration costs	125	188
G&A (general & administrative)	541	486
Total expenses	11,719	8,426
Net income	$5,542	$6,899

The information below is not in thousands:

Oil production - barrels	147,810	131,500
NGLs production – barrels	9,570	4,425
Nat gas production - Mcf	63,610	65,600
Average oil prices/barrel for the period	$94.78	$93.36
Average NGL prices/barrel for the period	$51.04	$57.37
Average gas prices/Mcf for the period	$2.72	$4.43

Liquidity and Capital Resources

For the first half of 2012, we generated about $13.7 million in cash from operations.  This amount was less than the 2011 period due primarily to the reduction in coal sales, payment of income taxes, increases in accounts receivable and increases in our coal inventory.  We do not anticipate any liquidity issues in the foreseeable future. We plan to fund future mine expansion at the Carlisle mine through a combination of draws from our revolver and cash from operations.  Our capital expenditures budget for the remainder of 2012 is in the $8-9 million range. Eventually, when we develop a new reserve, we intend to incur additional debt and restructure our existing credit facility.

We have no material off-balance sheet arrangements.

Second Special Dividend

On July 31, 2012 our Board of Directors declared our second special cash dividend of $0.50 per share payable August 17, 2012.  The dividend will also apply to our outstanding restricted stock units and options.  The cash payment will be about $14.6 million.

Results of Operations

First Half 2012 vs. 2011

For the first half of 2012, we sold 1,444,000 tons at an average price of $43/ton.  For the first half of 2011, we sold 1,581,000 tons at an average price of $41.81/ton. The lower average price for the first half 2011 is due to the mix of our various contracts. We expect our coal sales for the remainder of 2012 to be in the 1.45 million ton range with an average price of $43/ton.

Operating costs and expenses averaged $25.79/ton in 2012 compared to $23.15 in 2011.  The increase was due primarily to poor mining conditions in the month of March.  These poor conditions persisted into part of April, but conditions have since improved.  We are also operating the mine on reduced hours due to customer demand, which has a negative effect on productivity which translates to higher costs.   Our Indiana employees totaled 324 at June 30, 2012 compared to 311 at June 30, 2011.  We expect such costs to average $25-27/ton for the remainder of 2012.

On April 1, 2012 we granted raises to our hourly mine employees and to other key employees and also issued 143,000 RSUs to certain key employees which will not vest until April 1, 2015.  These two actions will increase our costs by about $565,000 for the remainder of 2012.

The increase in coal exploration costs relates to the new Bulldog mine near Allerton, Illinois.

Savoy’s activity is discussed above.  The reduction in the equity earnings is due primarily to higher dry hole costs and higher G&G costs.

Three Months Ended June 30, 2012 vs. 2011

For the second quarter of 2012, we sold 743,000 tons of coal at an average price of $43.72/ton.  For the comparable 2011 period, we sold 765,000 tons at an average price of $42/ton.

Cost of coal sales averaged $25.32/ton for the second quarter of 2012 compared to $23.40 in 2011.  As stated for the year to date results, the increase was due primarily to adverse mining conditions.

The increase in DD&A was due primarily to additions to our coal properties. Coal properties at June 30, 2012 were $208 million compared to $187 million at June 30, 2011.

Income Taxes

Our 2012 effective tax rate was about 33% and we expect such rate to be in the 33-35% range for the remainder of the year.  We estimate that about 60% of such rate will be for taxes currently due.

New Accounting Pronouncements

None of the recent FASB pronouncements will have any material effect on us.

Political Contributions

During the first half of 2012 we donated $75,000 to the NMA (National Mining Association) Coal Values program which is to help elect pro-coal mining candidates in 2012 and to promote the use of coal.  In April we made a $100,000 contribution to the Super PAC, Restore our Future.

In the upcoming elections, we encourage all of our shareholders and employees to support those candidates who unequivocally promote legislation and regulations that are favorable to the coal industry.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4T.  CONTROLS AND PROCEDURES

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 4.  MINE SAFETY DISCLOSURE

See Exhibit 95 to this Form 10-Q for a listing of our mine safety violations.

ITEM 5.  OTHER INFORMATION

2013 Annual Meeting

Our annual shareholders’ meeting is scheduled for Thursday afternoon April 18, 2013 in New York City at a yet to be determined location in upper Manhattan.

Yorktown Distribution

As previously disclosed, each time after we filed our 2011 Form 10-Qs for the first, second and third quarters and for the 2011 annual report on Form 10-K, we were advised by Yorktown Energy Partners VI, L.P., an investor for the last six years, that it had distributed 750,000 shares (3,000,000 in total) of Hallador common stock to its limited and general partners. After the four distributions, Yorktown and its affiliates collectively hold about 12.6 million shares of Hallador common stock representing about 44% of total shares outstanding.

Yorktown did not make a distribution after we filed the first quarter Form 10-Q for 2012.

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

HALLADOR ENERGY COMPANY

Date: August 3, 2012	/s/W. Anderson Bishop
W. Anderson Bishop, CFO and CAO