Form 10-Q
period 2012-09-30
HALLADOR ENERGY CO
filed 2012-11-09
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012 or
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

As of November 1, 2012 we had 28,348,000 shares outstanding.

PART I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet
(in thousands, except per share data)
	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$30,213	$37,542
Accounts receivable	7,492	6,689
Coal inventory	3,302	1,863
Parts and supply inventory	2,286	2,202
Other	311	580
Total current assets	43,604	48,876
Coal properties, at cost:
Land, buildings and equipment	145,027	137,707
Mine development	68,515	66,614
	213,542	204,321
Less - accumulated DD&A	(54,346)	(42,493)
	159,196	161,828
Investment in Savoy	13,190	12,133
Investment in Sunrise Energy	3,851	3,297
Other assets	8,767	6,294
	$228,608	$232,428
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank debt	$10,000	$17,500
Accounts payable and accrued liabilities	10,299	10,471
Income taxes	1,502	5,125
Total current liabilities	21,801	33,096
Long-term liabilities:
Deferred income taxes	34,812	31,128
Asset retirement obligations	2,383	2,276
Other	6,311	4,935
Total long-term liabilities	43,506	38,339
Total liabilities	65,307	71,435
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized; 28,341 and 28,309 shares outstanding, respectively	283	283
Additional paid-in capital	88,203	85,984
Retained earnings	74,765	74,685
Accumulated other comprehensive income	50	41
Total stockholders’ equity	163,301	160,993
	$228,608	$232,428
See accompanying notes.

Consolidated Statement of Comprehensive Income
(in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Coal sales	$98,259	$100,275	$36,152	$34,174
Gain on sale of unproved oil and gas properties		9,084		9,084
Equity income - Savoy	2,999	4,071	501	948
Equity income - Sunrise Energy	49	774	17	230
Other	4,938	1,949	444	192
	106,245	116,153	37,114	44,628
Costs and expenses:
Operating costs and expenses	57,994	55,965	20,745	19,355
DD&A	11,895	10,128	4,145	3,392
Coal exploration costs	1,900	645	778	373
SG&A	5,607	5,096	1,947	1,695
Interest	757	1,003	229	297
	78,153	72,837	27,844	25,112

Income before income taxes	28,092	43,316	9,270	19,516

Less income taxes:
Current	5,607	5,563	1,731	2,416
Deferred	3,684	10,464	1,349	4,544
	9,291	16,027	3,080	6,960

Net income*	$18,801	$27,289	$6,190	$12,556

Net income per share:
Basic	$0.66	$0.97	$0.22	$0.45
Diluted	0.65	0.95	0.22	0.44

Weighted average shares outstanding:
Basic	28,316	28,114	28,324	28,162
Diluted	28,791	28,678	28,760	28,590

*There is no material difference between net income and comprehensive income. See accompanying notes.

Consolidated Statement of Cash Flows (in thousands)
	Nine months ended
	September 30,

	2012	2011
Operating activities:
Cash provided by operating activities	$29,552	$40,413

Investing activities:
Capital expenditures for coal properties	(9,222)	(17,025)
Proceeds from sale of unproved oil and gas properties		11,622
Purchase of marketable securities	(1,291)
Investment in Sunrise Energy	(506)
Other	83	(1,284)
Cash used in investing activities	(10,936)	(6,687)

Financing activities:
Payments to bank	(7,500)	(7,500)
Dividends	(18,721)	(3,505)
Other	276	552
Cash used in financing activities	(25,945)	(10,453)

(Decrease) increase in cash and cash equivalents	(7,329)	23,273
Cash and cash equivalents, beginning of period	37,542	10,277
Cash and cash equivalents, end of period	$30,213	$33,550

See accompanying notes.

Consolidated Statement of Stockholders' Equity
(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI*	Total
Balance, January 1, 2012	28,309	$283	85,984	$74,685	$41	$160,993

Stock-based compensation			1,895			1,895

Other	32		324		9	333

Dividends				(18,721)		(18,721)

Net income				18,801		18,801

Balance, September 30, 2012	28,341	$283	$88,203	$74,765	$50	$163,301

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

The results of operations and cash flows for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2012.  To maintain consistency and comparability, certain 2011 amounts have been reclassified to conform to the 2012 presentation.

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

(2)    Bank Debt

In December 2008, we entered into a credit agreement with a bank consortium headed by PNC Bank that provides for a $40 million term loan and a $30 million revolving credit facility.  At September 30, 2012, we owed $10 million on the term loan and nil on the revolver. The current interest rate is LIBOR-one month (0.25%) plus 2.50% or 2.75%.

On October 18, 2012, Sunrise Coal, our wholly-owned subsidiary, entered into a new credit agreement (the “Credit Agreement”) with PNC Bank, as administrative agent, and the lenders named therein. The Credit Agreement replaces the previous credit agreement we had with PNC. Closing costs on this new facility were about $1.5 million and initially will be deferred and amortized over five years.  Outstanding debt as of October 31, 2012 is the same as of September 30, 2012.

The Credit Agreement provides for a $165 million senior secured revolving credit facility. The facility matures in five years. The facility is collateralized by substantially all of Sunrise’s assets and we are the guarantor. We will draw on the facility as needed for development of our new projects in Illinois and Indiana.

All borrowings under the Credit Agreement bear interest, at LIBOR plus 2% if the leverage ratio is less than 1.5X, LIBOR plus 2.5% if the leverage ratio is over 1.5 but less than 2X and at LIBOR  plus 3% if the leverage ratio is over 2X. The maximum leverage ratio is 2.75X.  The leverage ratio is equal to funded debt/EBITDA. The annual commitment fee is 50 BPS but falls to 37.5 BPS if we borrow more than 33% of the facility.

The Credit Agreement also imposes certain other customary restrictions and covenants as well as certain milestones we must meet in order to draw down the full amount.

(3)           Investment in Savoy

We own a 45% interest in Savoy Energy L.P., a private company engaged in the oil and gas business primarily in the State of Michigan. Savoy uses the successful efforts method of accounting.  We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% are a condensed balance sheet at September 30, 2012 and a condensed statement of operations for the nine months ended September 30, 2012 and 2011.

Condensed Balance Sheet

2012

Current assets	$16,610
Oil and gas properties, net	21,887
$38,497

Total liabilities	$9,396
Partners' capital	29,101
$38,497

Condensed Statement of Operations

	2012	2011

Revenue	$24,585	$22,802
Expenses	(17,931)	(13,755)
Net income	$6,654	$9,047

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

Below (in thousands) to the 100% are a condensed balance sheet at September 30, 2012 and a condensed statement of operations for the nine months ended September 30, 2012 and 2011.

Condensed Balance Sheet

2012

Current assets	$2,390
Oil and gas properties, net	6,731
$9,121

Total liabilities	$1,430
Members' capital	7,691
$9,121

Condensed Statement of Operations

	2012	2011

Revenue	$1,671	$3,112
Expenses	(1,573)	(1,564)
Net income	$98	$1,548

(5)      Other Assets and Other Income (in thousands)

	September 30, 2012	December 31, 2011
Other assets:
Advance coal royalties	$3,241	$3,205
Marketable equity securities available for sale at fair value (restricted)*	3,633	2,326
Miscellaneous	1,893	763
	$8,767	$6,294
-------------------------------------
*Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

	Nine months ended September 30,
	2012	2011
Other income:
MSHA reimbursements	$4,236	$1,900
Other	702	49
	$4,938	$1,949

See “MSHA Reimbursements” below for a discussion of the $4.2 and $1.9 million.

(6)   Self Insurance

We continue to self-insure on about $100 million (historical cost) of our underground mining equipment.  We feel comfortable with this decision as such equipment is allocated among four mining units spread over fifteen miles.

(7)  Bill and Hold

Earlier in 2012 two of our customers advised us that their coal stockpiles were increasing and asked us to consider storing their coal on our property. In April 2012 we entered into a storage agreement with one customer to store 250,000 tons for a minimum of one year and up to a maximum of two years. In June 2012 we entered into a similar storage agreement with the second customer. We continue to sell the coal as contracted to these customers.  The risks and rewards of ownership pass from us to them as coal is placed into segregated storage. We are paid a nominal storage fee in addition to our contracted price at the time the coal is placed in storage. As of September 30, 2012, we have stored 250,000 tons for the first customer and 70,000 tons for the second. We have recognized about $14.5 million in revenue from these “bill and hold” arrangements.  There were no change in payment terms with our customers and, as of October 31, 2012, all receivables outstanding at September 30 have been collected.

(8)  Subsequent Event

In early October 2012 we sold some land that we bought several years ago and recognized a gain of about $2.75 million.

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

The table below illustrates the status of our current coal contracts:

Year	Contracted Tons	Average Price

4th Qtr, 2012	760,000	$43.60
2013	2,900,000	40.01
2014	1,100,000	46.64

Nat gas prices have nearly doubled from their yearly lows to more than $3.50 per MCF. We believe our coal is competitive at these gas prices. Fortunately we are fully contracted for the remainder of 2012 and 90% for 2013. These higher gas prices should work to our advantage in future negotiations with our customers. As mentioned below we are storing coal for two of our customers. With these higher gas prices and cooling weather we are hopeful these customers’ stockpiles will decrease.

The upcoming presidential election, varying winter forecasts and vacillating views of future nat gas prices makes it difficult to plan for the future with certainty. In addition, regulatory uncertainties, particularly surrounding the recently delayed Cross-state Air Pollution Rule (CSAPR) and Maximum Achievable Control Technology (MACT), are causing utilities to defer coal purchasing decisions and in some cases to retire coal-fired generating facilities.

Earlier in 2012 two of our customers advised us that their coal stockpiles were increasing and asked us to consider storing their coal on our property. In April 2012 we entered into a storage agreement with one customer to store 250,000 tons for a minimum of one year and up to a maximum of two years. In June 2012 we entered into a similar storage agreement with the second customer. We continue to sell the coal as contracted to these customers.  The risks and rewards of ownership pass from us to them as coal is placed into segregated storage. We are paid a nominal storage fee in addition to our contracted price at the time the coal is placed in storage. As of September 30, 2012, we have stored 250,000 tons for the first customer and 70,000 tons for the second. We have recognized about $14.5 million in revenue from these “bill and hold” arrangements.  There were no change in payment terms with our customers and, as of October 31, 2012, all receivables outstanding at September 30 have been collected.

Project Update

New Reserve (unassigned) – Allerton/Bulldog

The paragraph below comes primarily from our 2011 Form 10-K.  We have no additional substantive comments regarding the Allerton reserve at this time.

We have leased roughly 19,500 acres in Vermillion County, Illinois near the village of Allerton. Based on our reserve estimates we currently control 32.3 million tons of recoverable coal reserves; 16.3 million which are proven and 16 million which are probable. A considerable amount of our 19,500 acres of leases has yet to receive any exploratory drilling, thus we anticipate our controlled reserves to grow as we continue drilling in 2012. The permitting process was started in the summer of 2011 and we filed the formal permit with the state of Illinois and the appropriate Federal regulators during June 2012. We are calling the new reserve the Bulldog mine. If the process proceeds smoothly, we could receive a mining permit as early as the last half of 2013.  Unassigned reserves represent coal reserves that would require new mineshafts, mining equipment and plant facilities before operations could begin on the property. The primary reason for this distinction is to inform investors which coal reserves will require substantial capital expenditures before production can begin. Sunrise personnel have opened coal mines in this area in the past.

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

We submitted our incurred costs for 2011 in October of 2012 for $4.2 million, coincidentally the same amount for last year. We will not recognize any revenue until the customers have notified us that they accept the charges.  We don’t expect to receive such notification until January or February of 2013; accordingly the revenue will not be recorded in the fourth quarter of 2012.

Gain on Sale

In early October 2012 we sold some land that we bought several years ago and recognized a gain of about $2.75 million.

45% Ownership in Savoy

Savoy operates almost exclusively in Michigan.  They have an interest in the Trenton-Black River Play in southern Michigan.  They hold 200,000 gross acres (about 100,000 net) in Hillsdale and Lenawee counties.   Drilling locations in this play are identified based on the evaluation of extensive 3-D seismic shoots. Savoy operates their own wells and their working interest averages between 40 and 50% and their net revenue interest averages between 34 and 42%. Savoy’s net daily oil production currently averages about 756 barrels of oil. Oil and liquids make up about 99% of their oil and gas revenue.

The first nine months 2012 may not be indicative for all of 2012 due to (i) the uncertainty of the outcome of Savoy’s drilling activity; (ii) the extent of their seismic activity (G&G costs) and (iii) the sustainability of these high oil prices.  Current oil prices are about $80/barrel. Savoy does not have any oil price hedges in place.

The table below illustrates the revenue growth in Savoy (to the 100%) comparing the first nine months of 2012 to 2011 (financial statement data in thousands):
	2012	2011
Revenue:
Oil	$19,730	$18,816
NGLs (natural gas liquids)	679	490
Nat gas	267	437
Contract drilling	3,552	2,573
Other	357	486
Total revenue	24,585	22,802
Expenses:
LOE (lease operating expenses)	3,451	2,920
Contract drilling costs	2,578	1,985
DD&A (depreciation, depletion & amortization)	2,843	2,692
G&G (geological and geophysical) costs	2,689	1,326
Dry hole costs	2,527	1,358
Impairment of unproved properties	2,950	2,507
Other exploration costs	195	255
G&A (general & administrative)	698	712
Total expenses	17,931	13,755
Net income	$6,654	$9,047

The information below is not in thousands:

Oil production - barrels	218,350	206,875
NGLs production – barrels	13,995	8,045
Nat gas production - Mcf	97,240	98,600
Average oil prices/barrel for the period	$90.36	$90.95
Average NGL prices/barrel for the period	$48.52	$60.91
Average nat gas prices/Mcf for the period	$2.75	$4.43

Liquidity and Capital Resources

For the first nine months 2012, we generated about $30 million in cash from operations.  This amount was less than the 2011 period due primarily to the reduction in coal sales, payment of income taxes, increases in accounts receivable and increases in our coal inventory.  We do not anticipate any liquidity issues in the foreseeable future. We plan to fund future capital expenditures through a combination of draws from our new credit facility and cash from operations.  Our capital expenditures budget for the remainder of 2012 is less than $3 million.

We have no material off-balance sheet arrangements.

Second Special Dividend

During July 2012 our Board of Directors declared a second special cash dividend of $0.50 per share which was paid in August. The cash payment was about $14.6 million. The 2012 first special cash dividend of $0.14 per share was paid in April 2012 and totaled about $4.1 million. We also paid special dividends in 2011 and 2010 of $0.12 and $0.10 per share, respectively. All these special dividends also applied to our outstanding restricted stock units and options.

Results of Operations

Nine Months Ended September 30, 2012 vs. 2011

For the first nine months of 2012, we sold 2,255,000 tons at an average price of $43.57/ton. For the comparable 2011 period, we sold 2,386,000 tons at an average price of $42.02/ton. The higher average price for 2012 is due to the mix of our various contracts. We expect our coal sales for the remainder of 2012 to be in the 760 thousand ton range with an average price of $43.60/ton.

Operating costs and expenses averaged $25.72/ton in 2012 compared to $23.46 in 2011. The increase was due primarily to poor mining conditions in the month of March. These poor conditions persisted into part of April, but conditions have since improved. We are also operating the mine on reduced hours due to lower customer demand, which has a negative effect on productivity which translates to higher costs.  Our Indiana employees totaled 327 at September 30, 2012 compared to 320 at September 30, 2011. We expect such costs to average $25-27/ton for the remainder of 2012.

The increase in coal exploration costs relates to the new Bulldog mine near Allerton, Illinois.

Savoy’s activity is discussed above. The reduction in the equity earnings is due primarily to higher dry hole and G&G costs.

The decrease in net income was due primarily to the $9 million non-recurring gain on sale of undeveloped oil and gas properties during the 3rd quarter of 2011.

Three Months Ended September 30, 2012 vs. 2011

For the third quarter of 2012, we sold 810,000 tons of coal at an average price of $44.63/ton. For the comparable 2011 period, we sold 805,000 tons at an average price of $42.45/ton.

Cost of coal sales averaged $25.61/ton for the third quarter of 2012 compared to $24.04 in 2011. As stated for the year to date results, the increase was due primarily to lower productivity.

The increase in DD&A was due primarily to additions to our coal properties.

The decrease in net income is discussed above.

Income Taxes

Our 2012 effective tax rate was about 33% and we expect such rate to be in the 33-35% range for the remainder of the year. We estimate that about 60% of such rate will be for taxes currently due.

New Accounting Pronouncements

None of the recent FASB pronouncements will have any material effect on us.

Political Contributions

During the nine months of 2012 we donated $75,000 to the NMA (National Mining Association) Coal Values program which is to help elect pro-coal mining candidates in 2012 and to promote the use of coal. In April we made a $100,000 contribution to the Super PAC, Restore our Future (ROF) and in September we made another $50,000 contribution to ROF.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 4.  MINE SAFETY DISCLOSURE

See Exhibit 95 to this Form 10-Q for a listing of our mine safety violations.

ITEM 5.  OTHER INFORMATION

2013 Annual Meeting

Our annual shareholders’ meeting is scheduled for Thursday, April 18, 2013 in New York City at a yet to be determined location in upper Manhattan.

Yorktown Distribution

As previously disclosed, each time after we filed our 2011 Form 10-Qs for the first, second and third quarters and for the 2011 annual report on Form 10-K, we were advised by Yorktown Energy Partners VI, L.P., an investor for the last six years, that it had distributed 750,000 shares (3,000,000 in total) of Hallador common stock to its limited and general partners.

Yorktown did not make a distribution after we filed the first quarter Form 10-Q for 2012 but did make a 750,000 share distribution on August 21, 2012. After such distribution, Yorktown Energy Partners VI, L.P. along with Yorktown Energy Partners VII, L.P. and Yorktown Energy Partners VIII, L.P. collectively hold about 12 million shares of Hallador common stock representing about 42% of total shares outstanding.

Since May 2011, Yorktown has distributed a total of 3,750,000 shares.  While we do not know Yorktown’s ultimate strategy to realize the value of their Hallador investment for their partners, we expect that over time distributions such as these will improve our liquidity and float.

If and when we are advised of another Yorktown distribution after this Form 10-Q is filed, we will timely report such on a Form 8-K.

31	SOX 302 Certifications (1)
32	SOX 906 Certification (1)
10.1	Credit agreement IBR to Form 8K dated October 18, 2012
95	Mine Safety Disclosure (1)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Schema Document (1)
101.CAL	XBRL Calculation Linkbase Document (1)
101.DEF	XBRL Definition Linkbase Document (1)
101.LAB	XBRL Label Linkbase Document (1)
101.PRE	XBRL Presentation Linkbase Document (1)

(1) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: November 1 , 2012	/s/W. Anderson Bishop
W. Anderson Bishop, CFO and CAO