Form 10-K
period 2012-12-31
HALLADOR ENERGY CO
filed 2013-03-07
CIK 788965

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

[ x ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☑

The aggregate market value of the common stock held by non-affiliates (public float) on June 30, 2012 was $64 million based on the closing price reported that date by the NASDAQ of $8.48 per share.

As of March 6, 2013 we had 28.5 million shares outstanding.  Portions of our information statement to be filed with the SEC in connection with our annual stockholders’ meeting to be held on Thursday, April 18, 2013 are incorporated by reference into Part III of this Form 10-K.

PART 1
ITEM 1.    BUSINESS.

General Development of Business

In December 2009 we changed our name from Hallador Petroleum Company to Hallador Energy Company.  We are a Colorado corporation organized by our predecessor in 1949.  70% of our stock is held by officers, directors and their affiliates.  Our stock is thinly traded (average daily volume is 19,000 shares) on the NASDAQ Capital Market listing under the symbol HNRG.

The largest portion of our business is devoted to coal mining in the state of Indiana through Sunrise Coal LLC (a wholly-owned subsidiary) serving the electric power generation industry.  We also own a 45% equity interest in Savoy Energy, L.P., a private oil and gas (O&G) exploration and production (E&P) company with operations in Michigan and a 50% interest in Sunrise Energy, LLC, a private O&G E&P company with operations in Indiana. We account for our investments in Savoy and Sunrise Energy using the equity method.  Historically, through our Denver operations, we also lease oil and gas mineral rights with the intent to sell the prospects to third parties and retain an overriding royalty interest (ORRI) or carried interest. In mid-July 2012 we decided to substantially reduce these activities and our geologist who developed these prospects now works for us on a part-time basis.

 Active Reserve (assigned) - Carlisle Mine (underground)

Our coal reserves at December 31, 2012 assigned to the Carlisle mine were 43.5 million tons (34.2 proven and 9.3 probable) compared to beginning of year reserves of 46 million tons.  Primarily through the execution of new leases, our reserve additions of 1.18 million tons replaced about 40% of our 2012 production of three million tons. We reduced our reserves by 700,000 tons due to revised mining plans.  The mine is located near the town of Carlisle, Indiana in Sullivan County and became operational in January 2007. The coal is accessed with a slope to a depth of 340'. The coal is mined in the Indiana Coal V seam which is highly volatile bituminous coal and is the most economically significant coal in Indiana.  The Indiana V seam has been extensively mined by underground and surface methods in the general area. The coal thickness in the project area is 4’ to 7’.

The mine has several advantages as listed below:

·
SO2  - Historically, Carlisle has guaranteed a 6.0lb SO product, however, with the addition of Ace we can blend lower sulfur coal with Carlisle coal and guarantee a mid-sulfur product which should command a higher price.  Few mines in the ILB have the ability to offer their customers various ranges of SO2. The Carlisle Mine has supplied coal to 11 different power plants.  With the addition of low sulfur blend coal from Ace we expect our list of customers to grow.

·
Chlorine - Our reserves have lower chlorine (<0.10%) than the average ILB of 0.22%.  Much of the ILB’s new production is located in Illinois and possesses chlorine content in excess of .30%.  The relatively low chlorine content of our reserves is attractive to buyers given their desire to limit the corrosive effects of chlorine in their power plants.

·
Transportation - The Carlisle mine has a double 100 rail car loop facility and a four-hour certified batch load out facility connected to the CSX railroad.  The Indiana Rail Road (INRD) also has limited running rights on the CSX to our mine.  Dual rail access gives us a freight advantage to more customers.  Long term, the CSX anticipates our coal being shipped to southeast markets via their railroad.  We sell our coal FOB the mine and substantially all of our coal is transported by rail.  However, on occasion we have shipped to three power plants via truck.

New Mine (assigned) - Ace-in-the-Hole Mine (surface)

In November of 2012 we purchased for $6 million permitted fee coal reserves, coal leases and surface properties near Clay City, Indiana in Clay County.  The Ace-in-the-Hole Mine is 42 road miles northeast of the Carlisle Mine.  We control 3.1 million tons of proven coal reserves of which we own 1.2 million tons in fee.  We will mine two primary seams of low sulfur coal which make up 2.9 million of the 3.1 million tons controlled.  Both of the primary seams are low sulfur (2# SO2).  Mine development began in late December 2012 and we expect to be shipping coal in March of 2013.    We plan to truck low sulfur coal from Ace to Carlisle to blend with Carlisle’s high sulfur coal. Many utilities in the southeastern U.S. have scrubbers with lower sulfur limits (4# SO2) which cannot accept the higher sulfur contents of the Illinois Basin (ILB) (6# SO2). Blending Carlisle coal to a lower sulfur specification will enable us to market Carlisle coal to more customers.  We currently have a contract at Carlisle which will require us to blend coal from Ace to meet sulfur specifications.  We also expect to ship low sulfur coal from Ace direct to unscrubbed customers that require low sulfur (2# SO2).  We expect the maximum capacity of Ace to be 500,000 tons annually. Ace currently has 20% of its capacity contracted for 2013 and 2014.  We have invested $3 million in equipment and development as of December 31, 2012 and we anticipate investing an additional $5.5 million in equipment and development in 2013.

New Reserve (unassigned) - Bulldog Mine

We have leased roughly 19,300 acres in Vermillion County, Illinois near the village of Allerton.  Based on our reserve estimates we currently control 35.6 million tons of coal reserves (19.5 proven and 16.1 probable).  A considerable amount of our leased acres has yet to receive any exploratory drilling, thus we anticipate our controlled reserves to grow as we continue drilling in 2013.  The permitting process was started in the summer of 2011 and we filed the formal permit with the state of Illinois and the appropriate Federal regulators during June 2012.  We currently expect to receive an approved mining permit in the first quarter of 2014.

Full-scale mine development will not commence until we have a sales commitment.

New Reserve (unassigned) - Russellville

We have leased roughly 11,000 acres in Lawrence County, Illinois near the village of Russellville.  Based on our reserve estimates we currently control 29.4 million tons of coal reserves (15.5 proven and 13.9 probable).  The permitting process will start this fall and we anticipate filing the formal permit with the appropriate regulators during the second quarter of 2014.  This reserve is located about twenty miles southwest of the Carlisle mine.  Our initial testing indicates that this reserve’s minability and coal quality is very similar to the Carlisle reserve.

Unassigned reserves represent coal reserves that would require new mineshafts, mining equipment and plant facilities before operations could begin on the property. The primary reason for this distinction is to inform investors which coal reserves will require substantial capital expenditures before production can begin.

Reserve Table - Controlled Tons (in millions):

		Year End Reserves
	Annual Capacity	2012	2011

Carlisle (assigned)	3.3	43.5	46.0
Ace-in-the-Hole (assigned)	.5	3.1	-
Bulldog (unassigned)	-	35.6	32.3
Russellville (unassigned)	-	29.4	-
Total	3.8	111.6	78.3

For 2012, we were able to increase our controlled reserves by 33.3 million tons or 43%.  Additionally, we increased our production capacity, through the addition of Ace, by .5 million tons annually or 15%.

Our Coal Contracts

Over the past three years we sold over 90% of our coal to three investment-grade customers. We have close relationships with these customers: Duke Energy Corporation (NYSE:DUK), Hoosier Energy, an electric cooperative, and Indianapolis Power & Light Company, a wholly-owned subsidiary of The AES Corporation (NYSE:AES). During 2011 we sold 300,000 tons of coal to Jacksonville Electric Authority (JEA). The addition of JEA is noteworthy as this was the first time we have sold coal to a customer as far as Jacksonville, Florida. We have no more contracts with JEA. During 2012 we sold 185,000 tons to an Orlando utility through an arrangement we have with an affiliate of JP Morgan. We believe these sales are an indication of the trend of ILB coal replacing CAAP coal that has traditionally supplied the southeast markets.  We sell about one million tons per year to each of our three major customers.

The table below illustrates the status of our current coal contracts:

Year	Contracted Tons	Average Price/Ton

2013	3,221,000	$40.49
2014	1,700,000	$45.01
Total	4,921,000

We expect to continue selling a significant portion of our coal under supply agreements with terms of one year or longer.  Our approach is to selectively renew, blend and extend existing contracts, or enter into new, coal supply contracts when we can do so at prices we believe are favorable. It is our goal to maintain or increase our traditional average sales price per ton.

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

Suppliers

The main types of goods we purchase are mining equipment and replacement parts, steel-related (including roof control) products, belting products, lubricants, electricity, fuel and tires.  Although we have many long, well-established relationships with our key suppliers, we do not believe that we are dependent on any of our individual suppliers other than for purchases of electricity.  The supplier base providing mining materials has been relatively consistent in recent years. Purchases of certain underground mining equipment are concentrated with one principle supplier; however, supplier competition continues to develop.

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

The major coal production basins in the U.S. include Central Appalachia (CAPP), Northern Appalachia (NAPP), Illinois Basin (ILB), Powder River Basin (PRB) and the Western Bituminous region (WB). CAPP includes eastern Kentucky, Tennessee, Virginia and southern West Virginia. NAPP includes Maryland, Ohio, Pennsylvania and northern West Virginia.  The ILB includes Illinois, Indiana and western Kentucky. The PRB is located in northeastern Wyoming and southeastern Montana. The WB includes western Colorado, eastern Utah and southern Wyoming.

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

The United States coal industry is highly competitive, with numerous producers selling into all markets that use coal. We compete against large producers and hundreds of small producers. Peabody Energy Corporation (NYSE:BTU) and Alliance (NASDAQ:ARLP) are the two largest operators in the ILB producing slightly less than half the ILB’s coal production.

There are some that believe natural gas (natgas) will overtake coal as the most economic way to produce electricity in the U.S.  In the event the government places a price tag on carbon emissions, natgas would gain another advantage over coal since electricity from coal produces more carbon.  The potential exists for natgas producers and utilities to develop a new relationship that has not been possible historically.

Employees

Our coal operations currently employ about 330 people.  We use a consulting geologist when evaluating new coal mine projects.  We also use a consultant to sell our coal, find new buyers and help in contract negotiations. The mine currently operates two production shifts and one maintenance shift while coal is produced 265-275 days of the year.  All of our mines are non-union.

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

Reclamation

The Carlisle mine began commercial production in February 2007 and is operating in compliance with all local, state, and federal regulations.  We have no old mine properties to reclaim, other than the Howesville mine, which was operated for only eight months before it was closed in June 2006 due to safety concerns.   During 2007, we finished Phase I of the reclamation of the Howesville mine.  We expect the final phase to be completed by the end of 2015.

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

Other than the 330 Sunrise Coal employees in Indiana, our CEO, CFO, controller, land person and two part time administrative staff work in the Denver office.

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

ITEM 2. PROPERTIES.

See pages two - three for a discussion of our mines.

Coal Reserve Estimates

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

3.
The Carlisle mine has a dual-use slope for the main coal conveyor and the moving of supplies and personnel. There are two 8' diameter shafts at the base of the slope for mine ventilation.  Two additional air shafts (8’ and 10.5’ diameter) were completed about three miles north of the original air shaft in 2009 to facilitate the mine expansion.  The slope (9° or 15% grade) is 18' wide with concrete and steel arch construction. A 16’ hoist is about four miles north of the main slope.  The hoist is currently facilitating two production units by efficiently moving personnel and materials into the north main and north main addition areas of the reserve.  All underground mining equipment is powered with electricity and underground compliant diesel.

4.
The new slurry impoundment continues to be under construction, due in part to design modifications, but is currently approved for, and being utilized for slurry disposal. When final construction is completed in 2013 the structure will handle disposal for roughly 36 million clean tons of coal.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Capital Market under the symbol HNRG.  The following table sets forth the high and low closing sales price for the periods indicated:

	High	Low
2013
(January 1 through March 6, 2013)	$8.35	$7.34
2012
Fourth quarter	10.11	8.03
Third quarter	8.51	7.25
Second quarter	9.01	6.56
First quarter	10.83	8.70
2011
Fourth quarter	10.47	8.55
Third quarter	10.22	8.25
Second quarter	12.05	9.42
First quarter	11.43	9.79

Special Cash Dividends

During 2012 we paid three special dividends; April for $.14 per share, August for $.50 and December for $.16 for a total of $.80 per share.

During 2011 we paid one special dividend for $.12 and during 2010 we paid one special dividend for $.10.  Over the last three years we have paid out about $30 million in special dividends.

At March 6, 2013, we had 237 shareholders of record of our common stock; this number does not include the shareholders holding stock in "street name.”  We estimate we have over 900 street name holders.

Equity Compensation Plan Information

Restricted Stock Units

At December 31, 2012 we had 481,500 Restricted Stock Units (RSUs) outstanding and 870,000 available for future issuance.  The outstanding RSUs have a value of $3.8 million based on our current stock price of $8.  During 2011, 30,000 RSUs were granted with cliff vesting over three years; our stock closed at about $11 on grant date.  In April 2012, we granted 143,000 RSUs with cliff vesting over three years; our stock closed at $9 on grant date. We expect 315,000 RSUs to vest during 2013 under our current vesting schedule.

During 2012 and 2011, there were 297,500 and 345,000 RSUs that vested each year, respectively. On vesting date the shares had a value of $2.2 million for 2012 and $3.7 million for 2011. Under our RSU plan participants are allowed to relinquish shares to pay for their required minimum statutory income taxes.

Stock based compensation expense for 2012 was $2.7 million and for 2011 was $2.3 million. For 2013 based on existing RSUs outstanding, stock based compensation expense will be $2.2 million.

Stock Options

On January 7, 2011 we allowed four Denver employees (non officers) the opportunity to exchange their remaining vested options (234,167) for 140,000 shares of our common stock. The exchange ratio was based on the intrinsic value of their options.  These shares were issued under our Stock Bonus Plan.  Under such plan our employees relinquished shares to pay for their required minimum statutory income taxes.

On October 31, 2012 we paid our CEO $1.5 million in exchange for him relinquishing his 200,000 stock options with a $2.30 strike price.  The stock was selling for $9.50 on the transaction date. We no longer have any stock options outstanding.

Stock Bonus Plan

Our stock bonus plan was authorized by our BODs in late 2009 with 250,000 shares.  As mentioned above under Stock Options, during January 2011, 140,000 shares were issued.  Currently, we have about 86,000 shares left in such plan.

ITEM 6.    SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our consolidated financial statements should be read in conjunction with this discussion.

Overview

The largest portion of our business is devoted to coal mining in the state of Indiana through Sunrise Coal LLC (a wholly-owned subsidiary) serving the electric power generation industry.  We also own a 45% equity interest in Savoy Energy, L.P., a private oil and gas exploration company with operations in Michigan and a 50% interest in Sunrise Energy, LLC, a private gas exploration company with operations in Indiana. We account for our investments in Savoy and Sunrise Energy using the equity method.  Historically, through our Denver operations, we also lease oil and gas mineral rights with the intent to sell the prospects to third parties and retain an overriding royalty interest (ORRI) or carried interest. In mid-July 2012 we decided to substantially reduce these activities and our geologist who developed these prospects now works for us on a part-time basis. Further below are discussions of Savoy and our 2011 successful lease play in North Dakota.

Our largest contributor to revenue and earnings is the Carlisle underground coal mine located in western Indiana, about thirty miles south of Terre Haute.  The Carlisle mine was in the development stage from April of 2006 through January of 2007.  Coal shipments began February 5, 2007.  Over 90% of our coal sales are to customers with large scrubbed coal-fired power plants in the state of Indiana.  Our mines and coal reserves are strategically located in close proximity to our primary customers, which reduces transportation costs and thus provides us with a  competitive advantage with respect to those customers;  our closest customer’s plant is 13 miles away and the farthest Indiana customer is 100 miles away.  We have access to our primary customers directly through either the CSX Corporation (NYSE: CSX) or through the Indiana Rail Road, majority owned by the CSX.

These plants have made or announced plans to make significant investments in pollution control equipment.  Due to these large investments none of these plants are scheduled for retirement; thus we expect to be supplying these plants for many years.  It is not economical for the smaller, older, less efficient power plants to install scrubbers and other pollution control devices; accordingly, those type plants most likely will be retired in the coming years.

Headwinds and Tailwinds affecting our company:

Headwinds

1.	Competition from low-priced natgas
2.	The Obama’s administration dislike of burning coal to generate cheap and reliable electricity
3.	Onerous environmental regulations and overzealous mislead environmentalists
4.	Competition from new mines opening in the Illinois Basin
5.	Mild weather
6.	Slow economy

Tailwinds

1.	Illinois Basin (ILB) coal replacing Central Appalachia (CAAP) coal
2.	More power plants are installing scrubbers enabling them to burn high-sulfur coal
3.	Coal can compete with natgas down to $2.75/Mcf
4.	Coal is fastest growing fuel worldwide, thus U.S. exports are increasing rapidly

For 2013 we will continue to focus on maintaining our low cost structure and leasing and permitting new reserves.

We see an increasing demand for coal produced in the ILB in the future.  Demand for coal produced in the ILB is expected to grow at a rate faster than overall U.S. coal demand, due to ILB coal having higher heating content than Powder River Basin (PRB) and lower cost structure than CAAP coal. Many utilities are scrubbing to meet emission requirements beyond just sulfur compliance, even utilities that burn exclusively PRB.  Once scrubbed, those utilities are usually capable of burning ILB coal.  It is this trend of new scrubber installations coupled with rising CAAP cost structure that is leading to increased switching from CAAP coal to ILB coal.  Some fuel switching will also occur from PRB to ILB in newly scrubbed utilities located near ILB coal supply.

Prospective Information

See page five of this report for a table that illustrates the status of our current coal contracts.

Yorktown Distributions

As previously disclosed, Yorktown Energy Partners and its affiliated partnerships (Yorktown) have made six distributions to their numerous partners totaling 4.5 million (750,000 per distribution) shares since May 2011.  In the past these distributions are made soon after we file our Form 10-Qs and Form 10-K.  Currently they own about 11 million shares of our stock representing about 39% of total shares outstanding.

We have been informed by Yorktown that they have not made any determination as to the disposition of their remaining Hallador stock. While we do not know Yorktown’s ultimate strategy to realize the value of their Hallador investment for their partners, we expect that over time such distributions will improve our liquidity and float.

If and when we are advised of another Yorktown distribution we will timely report such on a Form 8-K.

Liquidity and Capital Resources

Cash provided by operations was $37 million for 2012.  This amount is less than last year due primarily to lower coal sales and payment of income taxes.  Our capex budget for 2013 is $27 million.  We expect to spend $14 million at the Carlisle mine, of which $3 million is for airshafts, and $5.5 million at the new Ace-in-the-Hole surface mine.  The remainder is for other projects.

Funding will come from cash from operations and draws from our new credit facility.

We have no material off-balance sheet arrangements.

Special Cash Dividends

During 2012 we paid three special dividends; April for $.14 per share, August for $.50 and December for $.16 for a total of $.80 per share.

During 2011 we paid one special dividend for $.12 and during 2010 we paid one special dividend for $.10.  Over the last three years we have paid out $30 million in special dividends.

Projects Update

See pages two-three of this report for a discussion of our current projects.

MSHA Reimbursements

Some of our coal contracts allow us to pass on certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies.  In late December 2010, we submitted an analysis of such costs which was reviewed by an outside consulting firm engaged by our customers.  In January 2011 the two customers agreed to reimburse us $1.9 million for costs incurred by us during 2008 and 2009.  During those years we were not able to accurately estimate what the ultimate outcome of these reimbursable costs would be so we did not record them until we were certain of the amounts and certain of collection.  Such amounts were recorded during the first quarter of 2011.

We submitted our incurred costs for 2010 in September of 2011 for $4.2 million.  One of our customers agreed with our analysis and paid $2.3 million in February 2012 and the other agreed with our analysis in May 2012. Accordingly, $2.3 million was recorded in the first quarter and the other $1.9 million was recorded in the second quarter of 2012.

We submitted our incurred costs for 2011 in October of 2012 for $4.2 million. We will not recognize any revenue until the customers have notified us that they accept the charges.  We were notified in February 2013 that one of the customers is substantially in agreement with our billings; we are still waiting to hear from the other customer.  The amount that was agreed upon by the first customer will be recorded in the first quarter of 2013.

2011 North Dakota Lease Play

We invested about $2.5 million in a lease play located in Slope, Hettinger and Stark counties of North Dakota. We sold the property during 2011 and recognized a gain of $10.7 million. We retained a 10% working interest and an approximate 3% average ORRI.  If and when a well is proposed, we expect to participate in the drilling.

Results of Operations
Quarterly coal sales and cost data (in 000’s):

	1st	2nd	3rd	4th	Year 2012
Coal sales	$29,620	$32,487	$36,152	$33,111	$131,370
Tons sold	701	743	810	752	3,006
Average price/ton	$42.25	$43.72	$44.63	$44.03	$43.70

Operating costs	$18,433	$18,816	$20,745	$21,745	$79,739
Average cost/ton	$26.30	$25.32	$25.61	$28.91	$26.53
Margin	$11,187	$13,671	$15,407	$11,366	$51,631
Margin/ton	$15.96	$18.40	$19.02	$15.11	$17.18
Capex	$2,372	$1,857	$4,993	$16,987	$26,209

	1st	2nd	3rd	4th	Year 2011
Coal sales	$33,965	$32,136	$34,174	$37,723	$137,998
Tons sold	816	765	805	921	3,307
Average price/ton	$41.62	$42.01	$42.45	$40.96	$41.73

Operating costs	$18,708	$17,902	$19,355	$21,129	$77,094
Average cost/ton	$22.93	$23.40	$24.04	$22.94	$23.31
Margin	$15,257	$14,234	$14,819	$16,594	$60,904
Margin/ton	$18.70	$18.61	$18.41	$18.02	$18.42
Capex	$6,858	$5,700	$4,467	$15,970	$32,995

For 2012, we sold 3,006,000 tons at an average price of $43.70/ton.   For 2011 we sold 3,307,000 tons at an average price of $41.73/ton.  The warm winter and low natgas prices were the primary reasons our tons sold decreased. Our contracted tons for 2013 are 3.2 million tons at an average price of $40.49.

Operating costs and expenses averaged $26.53/ton in 2012 compared to $23.31 in 2011.  The increase was due primarily to poor mining conditions that we experienced during several months of the year.  At times we also operated the mine on reduced hours due to lower customer demand, which has a negative effect on productivity which translates to higher costs. As the mine expands our costs will increase as we have more area to maintain.  The mine’s mains covered 11.4 miles at December 31, 2012 compared to 9.6 miles at December 31, 2011.

Capex in the fourth quarter of 2012 includes $9 million for the purchase of the Ace-in-the-Hole surface mine and another $4 million for land at Bull Dog and Carlisle.  Capex in the fourth quarter of 2011 includes $9 million for the purchase of land for the Bull Dog mine.

Other analyses of results of operations

The decrease in equity income from Savoy was due to higher expenses in all categories plus a nonrecurring expense of $1.4 million for stock based compensation.  Further below is a table setting forth Savoy’s operations in more detail for the last two years.

The decrease in equity income from Sunrise Energy was due to lower natgas prices.

The increase in other income is due to higher MSHA reimbursements as more fully explained above under the heading “MSHA Reimbursements.”

The increase in DD&A was due to additions to plant and equipment.

The increase in coal exploration costs relates primarily to higher drilling expense associated with the Bulldog Mine and to new drilling associated with the Russellville reserve.

SG&A increased primarily due to higher expenses associated with the Bulldog Mine and the new Russellville unassigned reserve and 2012 political contributions of $225,000.

Income Taxes

Our 2012 effective tax rate was 31% and we expect such rate to be in the 31-33% range for 2013. We estimate that 55% of such rate will be for taxes currently due.

45% Ownership in Savoy

Savoy operates almost exclusively in Michigan.  They have an interest in the Trenton-Black River Play in Southern Michigan.  They hold 164,000 gross acres (about 82,000 net) in this area.  During 2012 Savoy drilled 27 gross wells in this play of which 12 were dry and 15 were successful. During 2013 Savoy plans on drilling 20 or more additional wells in the play.  Drilling locations in this play are identified based on the evaluation of extensive 3-D seismic shoots. Savoy operates their own wells and their working interest averages between 40 and 50% and their net revenue interest averages between 34 and 42%. Savoy’s net daily oil production currently averages 910 barrels of oil. Savoy has an interest in about 83 wells (31 net).

The table below provides detail for Savoy’s operations for the last two years; such unaudited amounts are to the 100%, in other words not shown proportionate to our 45% interest (financial statement data in thousands):

	2012	2011
Revenue:
Oil	$25,830	$25,781
NGLs (natural gas liquids)	926	868
Gas	368	566
Contract drilling	4,555	4,336
Other	373	446
Total revenue	32,052	31,997
Costs and expenses:
LOE (lease operating expenses)	2,659	2,257
Severance tax	2,015	2,037
Contract drilling costs	3,161	2,559
DD&A (depreciation, depletion & amortization)	6,387	4,733
Geological and geophysical costs	3,208	1,973
Dry hole costs	3,244	1,852
Impairment of unproved properties	3,778	2,963
Other exploration costs	340	357
G&A (general & administrative)	1,287	1,166
Stock option expense	1,448
Total expenses	27,527	19,897

Net income	$4,525	$12,100

The information below is not in thousands:
Oil production in Bbls	295,000	283,000
4th quarter oil production in Bbls	76,000	76,600
Gas production in Mcf	126,000	134,500
Average oil prices/Bbl	$88	$91
Average NGL prices/Bbl	$47	$62
Average gas prices/Mcf	$2.92	$4.20
Oil reserves in Bbls	1,545,000	1,921,000
NGL reserves in Bbls	64,000	95,000
Gas reserves in Mcf	2,448,000	2,491,000
Oil prices used for SEC PV 10	$91	$94
PV 10: proved reserves	$78,000,000	$97,000,000
PV 10: proved developed reserves	$48,000,000	$44,000,000

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

We have analyzed our filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We identified our Federal tax return and our Indiana state tax return as “major” tax jurisdictions.  The IRS recently completed an examination of our 2009 and 2010 federal tax returns and there were no significant adjustments.  During 2012 the state of Indiana completed their examination of our 2008-2010 returns and no adjustments were proposed.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position.  Therefore, no reserves for uncertain income tax positions have been recorded.

Our significant accounting policies are set forth in Note 1 to the Financial Statements.

New Accounting Pronouncements

None of the recent FASB pronouncements will have any material effect on us.

Political Contributions

During 2012 we donated $75,000 to the NMA (National Mining Association) Coal Values program which is to help elect pro-coal mining candidates and to promote the use of coal. In April 2012 we made a $100,000 contribution to the Super PAC, Restore our Future (ROF) and in September we made another $50,000 contribution to ROF. We expect such contributions to be minimal for 2013.

In future elections, we encourage all of our shareholders and employees to support those candidates who unequivocally promote legislation and regulations that are favorable to the coal industry.

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
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Hallador Energy Company and Subsidiaries (the “Company”) as of December 31, 2011 and 2012, and the related consolidated statements of comprehensive income, cash flows, and stockholders' equity for each of the years in the two year period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hallador Energy Company and Subsidiaries, as of December 31, 2011 and 2012, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

March 6, 2013
Denver, Colorado

I
Consolidated Balance Sheet
As of December 31,
(in thousands, except per share data)
ASSETS	2012		2011
Current assets:
Cash and cash equivalents		$21,888	$37,542
Accounts receivable		8,127	6,689
Coal inventory		2,342	1,863
Parts and supply inventory		2,264	2,202
Other		242	580
Total current assets		34,863	48,876

Coal properties, at cost:
Land and mineral rights		22,705	16,465
Buildings and equipment		131,566	121,242
Mine development		71,046	66,614
		225,317	204,321
Less - accumulated DD&A		(58,479)	(42,493)
		166,838	161,828
Investment in Savoy		12,230	12,133
Investment in Sunrise Energy		3,969	3,297
Other assets (Note 9)		11,307	6,294
		$229,207	$232,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank debt	$		$17,500
Accounts payable and accrued liabilities		9,386	10,411
Income taxes		1,660	5,125
Other			60
Total current liabilities		11,046	33,096

Long-term liabilities:
Bank debt		11,400
Deferred income taxes		35,884	31,100
Asset retirement obligations		2,573	2,276
Other		6,295	4,963
Total long-term liabilities		56,152	38,339
Total liabilities		67,198	71,435
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized; 28,529 and 28,309 outstanding, respectively		285	283
Additional paid-in capital		86,576	85,984
Retained earnings		75,118	74,685
Accumulated other comprehensive income		30	41
Total stockholders’ equity		162,009	160,993
		$229,207	$232,428

See accompanying notes.

Consolidated Statement of Comprehensive Income
For the years ended December 31,
(in thousands, except per share data)

	2012	2011

Revenue:
Coal sales	$131,370	$137,998
Equity income - Savoy	2,039	5,476
Equity income - Sunrise Energy	167	922
Gain on sale of unproved oil and gas properties	303	10,653
Gain on sale of land	2,748
Other income (Note 9)	4,696	2,305
	141,323	157,354
Costs and expenses:
Operating costs and expenses	79,739	77,094
DD&A	16,028	14,096
Coal exploration costs	2,453	1,132
SG&A	7,532	7,004
Interest	1,096	1,288
	106,848	100,614

Income before income taxes	34,475	56,740

Less income taxes:
Current	5,905	7,266
Deferred	4,763	13,665
	10,668	20,931

Net income*	$23,807	$35,809

Net income per share:
Basic	$.84	$1.27
Diluted	$.83	$1.25

Weighted average shares outstanding:
Basic	28,331	28,135
Diluted	28,843	28,694

--------------------------------------------------------------------------------------
 *There is no material difference between net income and comprehensive income.

See accompanying notes.

Consolidated Statement of Cash Flows
For the years ended December 31,
(in thousands)

	2012	2011
Operating activities:
Net income	$23,807	$35,809
Gain on sale	(3,051)	(10,653)
Deferred income taxes	4,763	13,665
Equity income – Savoy and Sunrise Energy	(2,206)	(6,398)
Cash distributions from Savoy	1,943	1,060
DD&A	16,028	14,096
Stock-based compensation	2,655	2,331
Taxes paid on vesting of RSUs	(739)	(1,661)
Change in current assets and liabilities:
Accounts receivable	(1,058)	221
Coal inventory	(479)	236
Income taxes	(3,465)	8,978
Accounts payable and accrued liabilities	1,060	1,751
Other	(2,216)	1,285
Cash provided by operating activities	37,042	60,720
Investing activities:
Proceeds from sale of properties	7,630	13,195
Capital expenditures for coal properties	(26,209)	(32,995)
Investment in Sunrise Energy	(506)
Marketable securities	(1,221)	(2,257)
Other	(48)	865
Cash used in investing activities	(20,354)	(21,192)
Financing activities:
Payments of bank debt	(7,500)	(10,000)
Bank borrowings	1,400
Deferred financing costs	(1,544)
Dividends	(23,374)	(3,505)
Stock option buy-out	(1,461)
Tax benefit from stock-based compensation	137	1,242
Cash used in financing activities	(32,342)	(12,263)
Increase (decrease) in cash and cash equivalents	(15,654)	27,265
Cash and cash equivalents, beginning of year	37,542	10,277
Cash and cash equivalents, end of year	$21,888	$37,542

Cash paid for interest	$622	$1,508
Cash paid for income taxes	$9,250	$100
Changes in accounts payable for coal properties	$(567)	$(358)

See accompanying notes.

Consolidated Statement of Stockholders’ Equity
(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI*	Total
Balance January 1, 2011	27,924	$279	$84,073	$42,381		$126,733

Stock-based compensation	11		2,331			2,331
Exercise of employee stock options for shares	181	1	(1)
Taxes paid for shares issued to employees	(41)		(469)			(469)
Stock issued on vesting of RSUs	345	3				3
Taxes paid on vesting of RSUs	(111)		(1,192)			(1,192)
Tax benefit from stock-based compensation			1,242			1,242
Dividends				(3,505)		(3,505)
Net income				35,809		35,809
Other					$41	41
Balance December 31, 2011	28,309	283	85,984	74,685	41	160,993

Stock-based compensation	20		2,655			2,655
Stock issued on vesting of RSUs	290	2				2
Taxes paid on vesting of RSUs	(90)		(739)			(739)
Stock option buy-out for cash			(1,461)			(1,461)
Tax benefit from stock-based compensation			137			137
Dividends				(23,374)		(23,374)
Net income				23,807		23,807
Other					(11)	(11)
Balance December 31, 2012	28,529	$285	$86,576	$75,118	$30	$162,009

See accompanying notes.

______________________________________
*Accumulated Other Comprehensive Income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Hallador Energy Company (the “Company”) and its wholly-owned subsidiary Sunrise Coal, LLC (Sunrise).  All significant intercompany accounts and transactions have been eliminated.  We are engaged in the production of steam coal from mines located in western Indiana.  We own a 45% equity interest in Savoy Energy L.P., a private oil and gas company which has operations in Michigan and a 50% interest in Sunrise Energy LLC, a private entity engaged primarily in natgas operations in the same vicinity as our coal mine.

Reclassification

To maintain consistency and comparability, certain amounts in the 2011 financial statements have been reclassified to conform to current year presentation.

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

Federal and state laws require that mines be reclaimed in accordance with specific standards and approved reclamation plans, as outlined in mining permits.  Activities include reclamation of pit and support acreage at surface mines, sealing portals at underground mines, and reclamation of refuse areas and slurry ponds.

We assess our ARO at least annually and reflect revisions for permit changes, changes in our estimated reclamation costs and changes in the estimated timing of such costs.

The table below (in thousands) reflects the changes to our ARO:
	2012	2011
Balance beginning of year	$2,276	$1,150
Accretion	138	76
Additions	159	1,050
Balance end of year	$2,573	$2,276

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

Earnings per Share

Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include restricted stock units.

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

Long-term Contracts

We evaluate each of our contracts to determine whether they meet the definition of a derivative and they do not.  As of December 31, 2012, we are committed to supply to three customers 4.9 million tons of coal during the next two years. During 2012 and 2011, three of our customers accounted for 90% or more of our coal sales: for 2012, one customer accounted for 46%, the second for 31%, and the third for 16%; for 2011, one customer accounted for 43%, the second for 29%, and the third for 17%.

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

(2)   Bill and Hold

Earlier in 2012 two of our customers advised us that their coal stockpiles were increasing and asked us to consider storing their coal on our property. In April 2012 we entered into a storage agreement with one customer to store 250,000 tons for a minimum of one year and up to a maximum of two years. In June 2012 we entered into a similar storage agreement with the second customer. We continue to sell the coal as contracted to these customers.  The risks and rewards of ownership pass from us to them as coal is placed into segregated storage. We are paid a nominal storage fee in addition to our contracted price at the time the coal is placed in storage. As of December 31, 2012, we have stored 250,000 tons for the first customer and 155,000 tons for the second. We have recognized about $20 million in revenue from these “bill and hold” arrangements.  There were no change in payment terms with our customers and, as of January 31, 2013, all receivables outstanding at December 31, 2012 have been collected.

(3)   Income Taxes (in thousands)

Our income tax is different than the expected amount computed using the applicable federal and state statutory income tax rates.  The reasons for and effects of such differences for the years ended December 31 are below:

	2012	2011
Expected amount	$12,064	$19,859
State income taxes, net of federal benefit	1,723	2,950
Other	(3,119)	(1,878)
	$10,668	$20,931

The deferred tax assets and liabilities resulting from temporary differences between book and tax basis are comprised of the following at December 31:

	2012	2011
Long-term deferred tax assets:
AMT credit carryforwards	$-	$1,137
Stock-based compensation	582	596
Investment in Savoy	1,582	960
Oil and gas properties	1,778	1,540
Net long-term deferred tax assets	3,942	4,233
Long-term deferred tax liabilities:
Coal properties	(39,826)	(35,333)
Net deferred tax liability	$35,884	$31,100

We have analyzed our filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We identified our federal tax return and our Indiana state tax return as “major” tax jurisdictions.  The IRS recently completed an examination of our 2009 and 2010 federal tax returns and there were no significant adjustments.  During 2012 the state of Indiana completed their examination of our 2008-2010 returns and no adjustments were proposed.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position.  Therefore, no reserves for uncertain income tax positions have been recorded.

(4)   Stock Compensation Plans

Restricted Stock Units

At December 31, 2012 we had 481,500 Restricted Stock Units (RSUs) outstanding and 870,000 available for future issuance.  The outstanding RSUs have a value of $3.5 million based on our current stock price of $7.34.  During 2011, we granted 30,000 RSUs with cliff vesting over three years; our stock closed at $11 on grant date.  In April 2012, we granted 143,000 RSUs with cliff vesting over three years; our stock closed at $9 on grant date. We expect 315,000 RSUs to vest during 2013 under our current vesting schedule.

During 2012 and 2011, there were 297,500 and 345,000 RSUs that vested, respectively. On the vesting dates the shares had a value of $2.2 million for 2012 and $3.7 million for 2011. Under our RSU plan participants are allowed to relinquish shares to pay for their required minimum statutory income taxes.

Stock-based compensation expense for 2012 was $2.7 million and for 2011 was $2.3 million. For 2013 based on existing RSUs outstanding, stock-based compensation expense will be $2.2 million.

Stock Options

On January 7, 2011 we allowed four Denver employees (non officers) the opportunity to exchange their remaining vested options (234,167) for 140,000 shares of our common stock. The exchange ratio was based on the intrinsic value of their options.  These shares were issued under our Stock Bonus Plan.  Under such plan our employees relinquished shares to pay for their required minimum statutory income taxes.

On October 31, 2012 we paid our CEO $1.5 million in exchange for him relinquishing his 200,000 stock options with a $2.30 strike price.  The stock was selling for $9.50 on the transaction date. We no longer have any stock options outstanding.

Stock Bonus Plan

Our stock bonus plan was authorized in late 2009 with 250,000 shares.  As mentioned above under Stock Options, during January 2011, about 140,000 shares were issued.  Currently, we have about 86,000 shares left in such plan.

(5)   Bank Debt

During October 2012, Sunrise Coal, our wholly-owned subsidiary, entered into a new credit agreement (the “Credit Agreement”) with PNC Bank, as administrative agent, and the lenders named therein. The Credit Agreement replaces the previous credit agreement we had with PNC. Closing costs on this new facility were about $1.5 million which were deferred and are being amortized over five years.  Outstanding debt at December 31, 2012 was $11.4 million.

The Credit Agreement provides for a $165 million senior secured revolving credit facility. The facility matures in five years. The facility is collateralized by substantially all of Sunrise’s assets and we are the guarantor. We will draw on the facility as needed for development of our new projects in Illinois and Indiana.

All borrowings under the Credit Agreement bear interest, at LIBOR plus 2% if the leverage ratio is less than 1.5X, LIBOR plus 2.5% if the leverage ratio is over 1.5 but less than 2X and at LIBOR  plus 3% if the leverage ratio is over 2X. The maximum leverage ratio is 2.75X.  The leverage ratio is equal to funded debt/EBITDA.The annual commitment fee is 50 BPS but falls to 37.5 BPS if we borrow more than 33% of the facility.  The maximum that we can currently borrow is $125 million. The Credit Agreement also imposes certain other customary restrictions and covenants as well as certain milestones we must meet in order to draw down the full amount.

(6)   Equity Investment in Savoy

We own a 45% interest in Savoy Energy L.P. (Savoy), a private company engaged in the oil and gas business primarily in the State of Michigan.  Savoy uses the successful efforts method of accounting.  We account for our interest in Savoy using the equity method of accounting.

Below (in thousands) to the 100% is a condensed balance sheet at December 31, for both years and a condensed statement of operations for both years.

Condensed Balance Sheet

	2012	2011
Current assets	$16,207	$16,200
Oil and gas properties, net	21,065	17,973
Other	263	2,152
	$37,535	$36,325

Total liabilities	$9,116	$9,469
Partners' capital	28,419	26,856
	$37,535	$36,325

Condensed Statement of Operations

	2012	2011
Revenue	$32,052	$31,997
Expenses	(27,527)	(19,897)
Net income	$4,525	$12,100

(7)   Equity Investment in Sunrise Energy

In late December 2010 we invested $2.4 million for a 50% interest in Sunrise Energy, LLC which then purchased existing gas reserves and gathering equipment from an unrelated third party with plans to develop and operate such reserves.  An additional $506,000 was invested in January 2012. Sunrise Energy also plans to develop and explore for coal-bed methane gas reserves on or near our underground coal reserves.  Development is pending an increase in natgas prices. They use the successful efforts method of accounting. We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% is a condensed balance sheet at December 31, for both years and a condensed statement of operations for both years.  Sunrise Energy’s proved oil and gas reserves are not material.

 Condensed Balance Sheet

	2012	2011
Current assets	$1,754	$1,916
Oil and gas properties, net	6,934	6,236
	$8,688	$8,152

Total liabilities	$762	$1,558
Members' capital	7,926	6,594
	$8,688	$8,152

Condensed Statement of Operations

	2012	2011
Revenue	$2,450	$3,951
Expenses	(2,117)	(2,107)
Net income	$333	$1,844

(8)   Employee Benefits

We have no defined benefit pension plans or any post-retirement benefit plans.  We offer our employees a 401(k) Plan, where we match 100% of the first 4% that an employee contributes, a bonus plan based on meeting certain production levels and a discretionary Deferred Bonus Plan for certain key employees.  We also offer health benefits to all employees and their families.  We have 1,050 participants in our employee health plan. The plan does not cover dental, vision, short-term or long-term disability. These coverages are available on a voluntary basis.  We bear some of the risk of our employee health plans. Our health claims are capped at $110,000 per person with a maximum annual exposure of $3.6 million. Our 2012 expense for the 401(k) matching was $0.617 million and our expense for health benefits was $3.6 million. Our 2011 expense for the 401(k) matching was $0.486 million and our expense for health benefits was $3.2 million.   The 2012 expense for the Deferred Bonus Plan was $367,000 and the 2011 expense was $254,000. The expense for the production bonus plan was $684,000 for 2012 and $910,000 for 2011.

Our mine employees are also covered by workers’ compensation and such costs for 2012 and 2011 were about $0.875 million and $1.3 million, respectively. Workers’ compensation is a no-fault system by which individuals who sustain work related injuries or occupational diseases are compensated. Benefits and coverage are mandated by each state which includes disability ratings, medical claims, rehabilitation services, and death and survivor benefits.  Our operations are protected from these perils through insurance policies.  Our maximum annual exposure is limited to $1 million per employee with a $4 million aggregate deductible.  Based on discussions and representations from our insurance carrier we believe that our reserve for our workers’ compensation benefits is adequate.  We have a safety conscious work force and our worker’s compensation injuries have been minimal.   Our Carlisle mine has been in operation for six years.

(9)  Other Long-term Assets and Other Income

	2012	2011
Long-term assets:
Advance coal royalties	$3,324	$3,205
Deferred financing costs, net	1,494	295
Marketable equity securities available for sale at fair value (restricted)*	3,548	2,326
Miscellaneous	2,941	468
	$11,307	$6,294
___________________________________________________________________ *Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.
Other income:
MSHA reimbursements**	$4,236	$1,900
Miscellaneous	460	405
	$4,696	$2,305

**See “MSHA Reimbursements” in the MD&A section for a discussion of these amounts.

(10)    Self Insurance

In late August 2010 we decided to terminate the property insurance on our underground mining equipment. Such equipment is allocated among five mining units spread out over 11 miles.  The historical cost of such equipment is about $100 million.

(11)   Gain on Sale

See “North Dakota Lease Play” in our MD&A section for a discussion of the $10.7 million gain on sale recognized in 2011.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Based on our assessment, we concluded that we maintained effective ICFR as of December 31, 2012.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report from EKSH our auditors, regarding ICFR.  Our report was not subject to attestation by EKSH pursuant to existing rules of the SEC that permits us to provide only our report in this annual report.

ITEM 9B.  OTHER INFORMATION        None.

PART III

The information required for Items 10-14 are hereby incorporated by reference to that certain information in our Information Statement to be filed with the SEC during March 2013.

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

10.19	Continuing Agreement of Guaranty and Suretyship dated December 12, 2008, by Hallador Petroleum Company in favor of PNC Bank, National Association (14)
10.20	Amended and Restated Promissory Note dated December 12, 2008, in the principal amount of $13,000,000, issued by Sunrise Coal, LLC in favor of Hallador Petroleum Company (14)
10.21	Form of Purchase and Sale Agreement dated September 16, 2009 (15)
10.22	Form of Subscription Agreement dated September 15, 2009 (15)
10.23	Form of Hallador Petroleum Company Restricted Stock Unit Issuance Agreement. (15)*
10.24	2009 Stock Bonus Plan(16)*
10.25	$165,000,000 Revolving Credit Facility (17)
14	Code of Ethics For Senior Financial Officers (5)
21.1	List of Subsidiaries (18)
23.1	Consent of EKSH, our auditors (18)
31	SOX 302 Certifications (18)
32	SOX 906 Certification (18)
95	Mine Safety Disclosure (18)
101	Interactive data files.

---------------------------------------
(1) IBR to Form 8-K dated December 31, 2009.	(10) IBR to Form 8-K dated July 2, 2007.
(2) IBR to Form 8-K dated January 3, 2006.	(11) IBR to Form 10-KSB dated December 31, 2007.
(3) IBR to Form 8-K dated January 6, 2006.	(12) IBR to March 31, 2007 Form 10-Q.
(4) IBR to Form 8-K dated February 27, 2006.	(13) IBR to Form 8-K dated July 24, 2008.
(5) IBR to the 2005 Form 10-KSB.	(14) IBR to Form 8-K dated December 12, 2008.
(6) IBR to Form 8-K dated April 25, 2006.	(15) IBR to Form 8-K dated September 18, 2009.
(7) IBR to Form 8-K dated August 1, 2006.	(16) IBR to Form S-8 dated December 1, 2009.
(8) IBR to Form 10-QSB dated September 30, 2007.	(17) IBR to Form 8-K dated October 18, 2012
(9) IBR to Form 10-QSB dated June 30, 2007.	(18) Filed herewith.

* Management contracts or compensatory plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: March 6, 2013	/s/W. ANDERSON BISHOP
W. Anderson Bishop, CFO and CAO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/DAVID HARDIE
David Hardie	Chairman	March 6, 2013

/s/VICTOR P. STABIO
Victor P. Stabio	CEO and Director	March 6, 2013

/s/BRYAN LAWRENCE
Bryan Lawrence	Director	March 6, 2013

/s/BRENT BILSLAND
Brent Bilsland	President and Director	March 6, 2013

/s/JOHN VAN HEUVELEN
John Van Heuvelen	Director	March 6, 2013