Form 10-Q
period 2013-03-31
HALLADOR ENERGY CO
filed 2013-05-15
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013 or
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

As of May 15, 2013 we had 28,605,000 shares outstanding.

PART I - Financial Information
ITEM 1.  FINANCIAL STATEMENTS
Consolidated Balance Sheet
 (in thousands, except per share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$18,402	$21,888
Prepaid income taxes	1,670
Accounts receivable	6,790	8,127
Coal inventory	4,534	2,342
Parts and supply inventory	2,563	2,264
Other	147	242
Total current assets	34,106	34,863

Coal properties, at cost:
Land and mineral rights	23,325	22,705
Buildings and equipment	135,775	131,566
Mine development	74,979	71,046
	234,079	225,317
Less - accumulated DD&A	(63,039)	(58,479)
	171,040	166,838

Investment in Savoy	13,026	12,230
Investment in Sunrise Energy	4,090	3,969
Other assets	12,366	11,307
	$234,628	$229,207
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,972	$9,386
Income taxes - current		1,660
Total current liabilities	9,972	11,046

Long-term liabilities:
Bank debt	11,400	11,400
Deferred income taxes	36,652	35,884
Asset retirement obligations	2,630	2,573
Other	5,723	6,295
Total long-term liabilities	56,405	56,152
Total liabilities	66,377	67,198
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized;
none issued
Common stock, $.01 par value, 100,000 shares authorized;
28,529 shares outstanding for both periods	285	285
Additional paid-in capital	87,176	86,576
Retained earnings	80,586	75,118
Accumulated other comprehensive income	204	30
Total stockholders’ equity	168,251	162,009
	$234,628	$229,207
See accompanying notes.

Consolidated Statement of Comprehensive Income
For the three months ended March 31,
 (in thousands, except per share data)

	2013	2012
Revenue:
Coal sales	$33,995	$29,620
Equity income - Savoy	1,084	1,818
Equity income - Sunrise Energy	122	56
Other	2,461	2,462
	37,662	33,956
Costs and expenses:
Operating costs and expenses	23,290	18,433
DD&A	4,560	3,806
Coal exploration costs	539	419
SG&A	1,976	1,855
Interest	376	271
	30,741	24,784

Income before income taxes	6,921	9,172

Less income taxes:
Current	801	1,884
Deferred	652	1,135
	1,453	3,019

Net income	$5,468	$6,153

Net income per share:
Basic	$.19	$.22
Diluted	$.19	$.21

Weighted average shares outstanding:
Basic	28,529	28,309
Diluted	28,751	28,681

Net income	$5,468	$6,153
Other comprehensive income:
Increase in value of marketable equity securities available for sale, net of tax	174	14
Comprehensive income	$5,642	$6,167

See accompanying notes.

Consolidated Statement of Cash Flows
For the three months ended March 31,
(in thousands)

	2013	2012
Operating activities:
Cash provided by operating activities	$6,333	$9,579

Investing activities:
Capital expenditures for coal properties	(8,604)	(2,372)
Investment in Sunrise Energy		(506)
Increase in marketable securities	(1,215)	(1,269)
Other		130
Cash used in investing activities	(9,819)	(4,017)

Financing activities:
Payments to bank		(2,500)
Other		(23)
Cash used in financing activities		(2,523)

Increase (decrease) in cash and cash equivalents	(3,486)	3,039
Cash and cash equivalents, beginning of period	21,888	37,542
Cash and cash equivalents, end of period	$18,402	$40,581

See accompanying notes.

Consolidated Statement of Stockholders’ Equity
(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI*	Total

Balance, January 1, 2013	28,529	$285	$86,576	$75,118	$30	$162,009

Stock-based compensation			600			600
Net income				5,468		5,468
Increase in value of marketable equity securities available for sale, net of tax					174	174

Balance, March 31, 2013	28,529	$285	$87,176	$80,586	$204	$168,251

*     *Accumulated Other Comprehensive Income

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

The results of operations and cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.  To maintain consistency and comparability, certain 2012 amounts have been reclassified to conform to the 2013 presentation.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our consolidated financial statements filed as part of our 2012 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

The consolidated financial statements include the accounts of Hallador Energy Company (the Company) and its wholly-owned subsidiary Sunrise Coal, LLC (Sunrise).  All significant intercompany accounts and transactions have been eliminated.  We are engaged in the production of steam coal from mines located in western Indiana.  We own a 45% equity interest in Savoy Energy L.P., a private oil and gas company which has operations in Michigan and a 50% interest in Sunrise Energy, LLC, a private entity engaged in natgas operations in the same vicinity as our coal mines.

(2)   Bill and Hold

Earlier in 2012 two of our customers advised us that their coal stockpiles were increasing and asked us to consider storing their coal on our property. In April 2012 we entered into a storage agreement with one customer to store 250,000 tons for a minimum of one year and up to a maximum of two years. In June 2012 we entered into a similar storage agreement with the second customer. We continue to sell the coal as contracted to these customers.  The risks and rewards of ownership pass from us to them as coal is placed into segregated storage. We are paid a nominal storage fee in addition to our contracted price at the time the coal is placed in storage. As of March 31, 2013, we have stored 250,000 tons for the first customer and 220,000 tons for the second. We have recognized $3.3 million in revenue from these “bill and hold” arrangements for the quarter ended March 31, 2013.  There were no changes in payment terms with our customers and, as of April 30, 2013, all receivables outstanding at March 31, 2013 have been collected.

(3)  Bank Debt

During October 2012, Sunrise Coal, our wholly-owned subsidiary, entered into a new credit agreement (the “Credit Agreement”) with PNC Bank, as administrative agent, and the lenders named therein. The Credit Agreement replaces the previous credit agreement we had with PNC. Closing costs on this new facility were about $1.5 million which were deferred and are being amortized over five years.  Outstanding debt at March 31, 2013 was $11.4 million.

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

Below (in thousands) to the 100% are a condensed balance sheet at March 31, 2013 and a condensed statement of operations for the three months ended March 31, 2013 and 2012.

Condensed Balance Sheet

2013

Current assets	$18,304
Oil and gas properties, net	21,840
$40,144

Total liabilities	$9,960
Partners' capital	30,184
$40,144

Condensed Statement of Operations

	2013	2012

Revenue	$9,022	$8,887
Expenses	(6,618)	(4,854)
Net income	$2,404	$4,033

(5)  Equity Investment in Sunrise Energy

In late December 2010, we invested $2.4 million for a 50% interest in Sunrise Energy, LLC which then purchased existing gas reserves and gathering equipment from an unrelated third party with plans to develop and operate such reserves. An additional $500 thousand was invested in January 2012. Sunrise Energy also plans to develop and explore for coal-bed methane gas reserves on or near our underground coal reserves. They use the successful efforts method of accounting. We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% are a condensed balance sheet at March 31, 2013 and a condensed statement of operations for the three months ended March 31, 2013 and 2012.

Condensed Balance Sheet

2013

Current assets	$2,041
Oil and gas properties, net	6,858
$8,899

Total liabilities	$728
Partners' capital	8,171
$8,899

Condensed Statement of Operations

	2013	2012

Revenue	$812	$607
Expenses	(568)	(495)
Net income	$244	$112

(6)  Other Long-Term Assets and Other Income

	March 31, 2013	December 31, 2012

Long-term assets:
Advance coal royalties	$3,461	$3,324
Deferred financing costs, net	1,419	1,494
Marketable equity securities available for sale, at fair value (restricted)*	5,054	3,548
Miscellaneous	2,432	2,941
	$12,366	$11,307
______________________
*Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

	Three months ended March 31,
	2013	2012
Other income:
MSHA reimbursements*	$2,053	$2,336
Miscellaneous	408	126
	$2,461	$2,462

____________________________
*See “MSHA Reimbursements” below.

(7)  Self Insurance

We continue to self-insure on about $110 million (historical cost) of our underground mining equipment.  We feel comfortable with this decision as such equipment is allocated among four mining units spread over 12 miles.

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hallador Energy Company
Denver, Colorado

We have reviewed the accompanying condensed consolidated balance sheet of Hallador Energy Company and subsidiaries (the “Company”) as of March 31, 2013 and the related condensed consolidated statements of comprehensive income, cash flows, and stockholders’ equity for the three month periods ended March 31, 2013 and March 31, 2012.  These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated March 6, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ EKS&H LLLP

May 15, 2013
Denver, Colorado

ITEM 2.    MD&A

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2012 FORM 10-K AND SHOULD BE READ IN CONJUNCTION THEREWITH.

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

Our largest contributor to revenue and earnings is the Carlisle underground coal mine located in western Indiana, about thirty miles south of Terre Haute.  The Carlisle mine was in the development stage from April of 2006 through January of 2007.  Coal shipments began February 5, 2007.  Over 86% of our coal sales are to customers with large scrubbed coal-fired power plants in the state of Indiana.  Our mines and coal reserves are strategically located in close proximity to our primary customers, which reduces transportation costs and thus provides us with a  competitive advantage with respect to those customers;  our closest customer’s plant is 13 miles away and the farthest Indiana customer is 100 miles away.  We have access to our primary customers directly through either the CSX Corporation (NYSE: CSX) or through the Indiana Rail Road, majority owned by the CSX.

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

Headwinds and Tailwinds Affecting Our Company

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

Tailwinds

1.	Illinois Basin (ILB) coal replacing Central Appalachia (CAAP) coal
2.	More power plants are installing scrubbers enabling them to burn high-sulfur coal
3.	Coal can compete with natgas down to $2.75/Mcf
4. 5.	Coal is fastest growing fuel worldwide, thus U.S. exports are increasing rapidly Natgas prices are above $4/Mcf

For 2013 we will continue to focus on maintaining our low cost structure and leasing and permitting new reserves.

We see an increasing demand for coal produced in the ILB in the future.  Demand for coal produced in the ILB is expected to grow at a rate faster than overall U.S. coal demand due to ILB coal having higher heating content than Powder River Basin (PRB) and lower cost structure than CAAP coal. Many utilities are scrubbing to meet emission requirements beyond just sulfur compliance, even utilities that burn exclusively PRB.  Once scrubbed, those utilities are usually capable of burning ILB coal.  It is this trend of new scrubber installations coupled with rising CAAP cost structure that is leading to increased switching from CAAP coal to ILB coal.  Some fuel switching will also occur from PRB to ILB in newly scrubbed utilities located near ILB coal supply.

The table below illustrates the status of our current coal contracts:

Period	Contracted Tons	Average Price

Nine months ending December 31, 2013	2,431,000	$40.84
Year 2014	1,700,000	45.13

Current Projects

All of our underground coal reserves are high sulfur (4.5 - 6#) with a BTU content in the 11,500 range. As discussed below the Ace surface mine is low sulfur (1.5#) with a BTU content of 11,400.  We have no met coal reserves, only steam (thermal) coal reserves. Other than the Ace surface mine our coal reserves are non-compliance.   We do not use outside contractors.  Below is a discussion of our current projects preceded by a table of our coal reserves.

Reserve Table - Controlled Tons (in millions):

		Year End Reserves
	Annual Capacity	2012		2011
		Proven	Probable	Proven	Probable

Carlisle (assigned)	3.3	34.2	9.3	36.0	10
Ace-in-the-Hole (assigned)	0.5	3.1	-	-	-
Bulldog (unassigned)	-	19.5	16.1	16.3	16
Russellville (unassigned)	-	15.5	13.9	-	-
Total	3.8	72.3	39.3	52.3	26

Assigned		46.6
Unassigned		65.0
Total		111.6

Active Reserve (assigned) - Carlisle Mine (underground)

Our coal reserves at December 31, 2012 assigned to the Carlisle mine were 43.5 million tons (34.2 proven and 9.3 probable) compared to beginning of year reserves of 46 million tons.  Primarily through the execution of new leases, our reserve additions of 1.2 million tons replaced 40% of our 2012 production of 3 million tons. We reduced our reserves by 700,000 tons due to revised mining plans.  The mine is located near the town of Carlisle, Indiana in Sullivan County and became operational in January 2007. The coal is accessed with a slope to a depth of 340'. The coal is mined in the Indiana Coal V seam which is highly volatile bituminous coal and is the most economically significant coal in Indiana.  The Indiana V seam has been extensively mined by underground and surface methods in the general area. The coal thickness in the project area is 4’ to 7’.

The mine has several advantages as listed below:

●
SO2  - Historically, Carlisle has guaranteed a 6# SO2 product, however, with the addition of Ace we can blend lower sulfur coal with Carlisle coal and guarantee a mid-sulfur product which should command a higher price.  Few mines in the ILB have the ability to offer their customers various ranges of SO2. The Carlisle Mine has supplied coal to 11 different power plants.  With the addition of low sulfur blend coal from Ace we expect our list of customers to grow.

●
Chlorine - Our reserves have lower chlorine (<0.10%) than average ILB reserves of 0.22%.  Much of the ILB’s new production is located in Illinois and possesses chlorine content in excess of .30%.  The relatively low chlorine content of our reserves is attractive to buyers given their desire to limit the corrosive effects of chlorine in their power plants.

●
Transportation - The Carlisle mine has a double 100 rail car loop facility and a four-hour certified batch load-out facility connected to the CSX railroad.  The Indiana Rail Road (INRD) also has limited running rights on the CSX to our mine.  Dual rail access gives us a freight advantage to more customers.  Long term, the CSX anticipates our coal being shipped to southeast markets via their railroad.  We sell our coal FOB the mine and substantially all of our coal is transported by rail.  However, on occasion we have shipped to three power plants via truck.

New Mine (assigned) - Ace-in-the-Hole Mine (surface)

In November 2012 we purchased for $6 million permitted fee coal reserves, coal leases and surface properties near Clay City, Indiana in Clay County.  The Ace-in-the-Hole Mine (Ace) is 42 road miles northeast of the Carlisle Mine.  We control 3.1 million tons of proven coal reserves of which we own 1.2 million tons in fee.  We will mine two primary seams of low sulfur coal which make up 2.9 million of the 3.1 million tons controlled.  Both of the primary seams are low sulfur (2# SO2).  Mine development began in late December 2012 and we expect to ship coal in late May 2013.  We plan to truck low sulfur coal from Ace to Carlisle to blend with Carlisle’s high sulfur coal. Many utilities in the southeastern U.S. have scrubbers with lower sulfur limits (4# SO2) which cannot accept the higher sulfur contents of the ILB (6# SO2). Blending Carlisle coal to a lower sulfur specification will enable us to market Carlisle coal to more customers.  We currently have a contract at Carlisle which will require us to blend coal from Ace to meet sulfur specifications.  We also expect to ship low sulfur coal from Ace direct to unscrubbed customers that require low sulfur (2# SO2).  We expect the maximum capacity of Ace to be 500,000 tons annually.  Ace currently has 20% of its capacity contracted for 2013 and 2014.  We have invested $13.3 million in minerals, land, equipment and development as of March 31, 2013 and we anticipate investing an additional $1.75 million in equipment and development for the remainder of 2013.

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

New Reserve (unassigned) - Russellville

We have leased roughly 11,000 acres in Lawrence County, Illinois near the village of Russellville.  Based on our reserve estimates we currently control 29.4 million tons of coal reserves (15.5 proven and 13.9 probable).  The permitting process will start this fall and we anticipate filing the formal permit with the appropriate regulators during the second quarter of 2014.  This reserve is located about 20 miles southwest of the Carlisle mine.  Our initial testing indicates that this reserve’s minability and coal quality is very similar to the Carlisle reserve.

Unassigned reserves represent coal reserves that would require new mineshafts, mining equipment and plant facilities before operations could begin on the property. The primary reason for this distinction is to inform investors which coal reserves will require substantial capital expenditures before production can begin.

Mine and Wash Plant Recovery

	Mine recovery	Wash plant recovery

Carlisle	53%	79%
Bulldog	45%	77%
Russellville	54%	77%

 All of these three reserve areas are room and pillar underground reserves.

The Ace-in-the-Hole mine is a multi-seam open pit strip mine. The majority of the seams are sold raw, but some of the seams will be washed prior to sales depending on quality. To convert the tons sold raw the in-place tonnage is taken times a pit recovery of 94% based on seam thickness. To convert the tons sold washed the in-place tonnage is taken times a pit recovery based on seam thickness then reduced by the projected plant recovery of 72%.

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

We submitted our incurred costs for 2010 in September 2011 for $4.2 million.  One of the customers agreed with our analysis and paid $2.3 million in February 2012 and the other agreed with our analysis in May 2012. Accordingly, $2.3 million was recorded in the first quarter and the other $1.9 million was recorded in the second quarter of 2012.

We submitted our incurred costs for 2011 in October 2012 for $4.2 million. We will not recognize any revenue until the customers have notified us that they accept the charges.  One of the customers agreed with our analysis and paid $2 million in February 2013; we are in discussions with the other customer.   We expect to submit our 2012 costs by June 30, 2013.

Liquidity and Capital Resources

For the first quarter of 2013, we generated $6.3 million in cash from operations.  This amount was less than the 2012 period due primarily to the decrease in our average sales price coupled with an increase in operating costs as discussed below.  We do not anticipate any liquidity issues in the foreseeable future. We plan to fund future projects through a combination of draws from our revolver and cash from operations.

We have no material off-balance sheet arrangements.

Capital Expenditures (capex)

For the current quarter our capex was $8.6 million allocated as follows:

in 000’s
Carlisle - maintenance capex	$3,516
Carlisle - expansion/improvements	346
Carlisle - land and minerals	430
Ace - mine development	1,294
Ace - surface equipment	2,981
Ace - land and minerals	102
Other projects	93
Items accrued for but not paid	(158)
Capex per the Cash Flow Statement	$8,604

For the remainder of the year we expect maintenance capex for Carlisle to be $9 million and capex for air shafts and improvements to be $2.8 million.  For the Ace surface mine we expect capex to be $1.75 million for equipment and mine development and we expect maintenance capex to be $50 thousand. Capex for other projects is expected to be $3 million.

    Inauguration of Regular Dividends

On April 5, 2013 our Board of Directors approved the adoption of a regular quarterly dividend policy and authorized a dividend of $.04 per common share outstanding, payable on May 15, 2013, to shareholders of record at the close of business on April 30, 2013. In the past we only declared special dividends.

Results of Operations

Quarterly coal sales, cost and margin data (in 000’s):

	2nd 2012	3rd 2012	4th 2012	1st 2013	T4Qs*

Coal sales	$32,487	$36,152	$33,111	$33,995	$135,745
Tons sold	743	810	752	840	3,145
Average price/ton	$43.72	$44.63	$44.03	$40.47	$43.16

Operating costs	$18,816	$20,745	$21,745	$23,290	$84,596
Average cost/ton	$25.32	$25.61	$28.91	$27.73	$26.90
Margin	$13,671	$15,407	$11,366	$10,705	$51,149
Margin/ton	$18.40	$19.02	$15.11	$12.74	$16.26
Capex	$1,857	$4,993	$16,987	$8,604	$32,441

	2nd 2011	3rd 2011	4th 2011	1st 2012	T4Qs*

Coal sales	$32,136	$34,174	$37,723	$29,620	$133,653
Tons sold	765	805	921	701	3,192
Average price/ton	$42.01	$42.45	$40.96	$42.25	$41.87

Operating costs	$17,902	$19,355	$21,129	$18,433	$76,819
Average cost/ton	$23.40	$24.04	$22.94	$26.30	$24.07
Margin	$14,234	$14,819	$16,594	$11,187	$56,834
Margin/ton	$18.61	$18.41	$18.02	$15.96	$17.81
Capex	$5,700	$4,467	$15,970	$2,372	$28,509

_____________________________
*T4Qs= trailing four quarters.

Three months ended March 31, 2013 vs. 2012

For the first quarter of 2013, we sold 840,000 tons at an average price of $40.47/ton.  For the first quarter of 2012, we sold 701,000 tons at an average price of $42.25/ton.  Our average price for the remainder of 2013, based on our contracts, will be $40.84/ton.  The lower average price for first quarter 2013 is due to the mix of our various contracts and corresponding prices and due to a lower re-pricing as structured in an existing contract. We expect our coal sales for the remainder of 2013 to be in the 2.4 million ton range as set forth in the table on page 12.

Operating costs and expenses averaged $27.73/ton in 2013 compared to $26.30 in 2012.  The increase was due primarily to poor mining conditions in January and February.  Conditions improved in March; our operating costs for March were $26.51/ton.  We expect such costs to average $26-$27/ton for the remainder of 2013.

Our Indiana employees totaled 351 at March 31, 2013 compared to 327 at March 31, 2012.  Part of the employee increase was due to the opening of the new Ace-in-the-Hole mine in January of this year.

We expect our margins for the remainder of the year to be in the $14-$15 range.

Other Analyses of Results of Operations

The decrease in equity income from Savoy was due to higher expenses in all categories.  Further below is a table setting forth Savoy’s operations in more detail.

The increase in equity income from Sunrise Energy was due to higher natgas prices.

The increase in DD&A was due to additions to coal properties.

The increase in coal exploration costs relates primarily to higher drilling expense associated with the Bulldog Mine and the Russellville reserve.

SG&A increased primarily due to higher expenses associated with the Bulldog Mine and the Russellville unassigned reserve.

Income Taxes

Our 2013 effective tax rate was 21% and we expect such rate for the remainder of the year.  We estimate that 60% of such rate will be for taxes currently due. The decrease in the effective rate from 33% to 21% was due to percentage depletion in excess of basis.

45% Ownership in Savoy

Savoy operates almost exclusively in Michigan.  They have an interest in the Trenton-Black River Play in southern Michigan.  They hold 200,000 gross acres (about 100,000 net) in Hillsdale and Lenawee counties.   Drilling locations in this play are identified based on the evaluation of extensive 3-D seismic shoots. Savoy operates their own wells and their working interest averages between 40% and 50% and their net revenue interest averages between 34% and 42%. Savoy’s net daily oil production currently averages about 900 barrels of oil. Oil and liquids make up 98% of their oil and gas revenue.

The first quarter of 2013 may or may not be indicative for all of 2013 due to (i) the uncertainty of the outcome of Savoy’s drilling activity; (ii) the extent of their seismic activity (G&G costs) and (iii) the sustainability of these high oil prices.  Current oil prices are in excess of $89/barrel. Savoy does not have any oil price hedges in place.

The table below illustrates the growth in Savoy (to the 100%) comparing the first quarter of 2013 to 2012 (financial statement data in thousands):

	2013	2012
Revenue:
Oil	$7,499	$7,299
NGLs (natural gas liquids)	225	269
Natgas	134	98
Contract drilling	455	1,182
Other	709	39
Total revenue	9,022	8,887
Costs and expenses:
LOE (lease operating expenses)	1,310	1,098
Contract drilling costs	776	731
DD&A (depreciation, depletion & amortization)	1,209	961
G&G (geological and geophysical) costs	1,203	651
Dry hole costs	554	285
Impairment of unproved properties	1,147	810
Other exploration costs	80	61
G&A (general & administrative)	339	257
Total expenses	6,618	4,854
Net income	$2,404	$4,033

The information below is not in thousands:

Oil production - barrels	83,000	72,900
NGLs production - barrels	5,325	4,900
Natgas production - Mcf	38,080	31,900
Average oil prices/barrel for the quarter	$90.35	$100.00
Average NGL prices/barrel for the quarter	$42.25	$54.93
Average natgas prices/Mcf for the quarter	$3.53	$3.07

New Accounting Pronouncements

None of the recent FASB pronouncements will have any material effect on us.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM  4.  CONTROLS AND PROCEDURES

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 4.  MINE SAFETY DISCLOSURE

See Exhibit 95 to this Form 10-Q for a listing of our mine safety violations.

ITEM 5.  OTHER INFORMATION

2014 Annual Meeting

Our annual shareholders’ meeting is scheduled for Thursday morning, April 24, 2014 in New York City at a yet to be determined location near mid-town Manhattan.

Yorktown Distribution

As previously disclosed, Yorktown Energy Partners and its affiliated partnerships (Yorktown) have made seven distributions to their numerous partners totaling 5.25 million (750,000 per distribution) shares since May 2011.  In the past these distributions were made soon after we filed our Form 10-Qs and Form 10-Ks.  Currently they own 10.3 million shares of our stock representing about 36% of total shares outstanding.

We have been informed by Yorktown that they have not made any determination as to the disposition of their remaining Hallador stock. While we do not know Yorktown’s ultimate strategy to realize the value of their Hallador investment for their partners, we expect that over time such distributions will improve our liquidity and float.

If and when we are advised of another Yorktown distribution, we will timely report such on a Form 8-K.

ITEM 6.  EXHIBITS

15	Letter Regarding Unaudited Interim Financial Information
31	SOX 302 Certifications
32	SOX 906 Certification
101	Interactive Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: May 15, 2013	/s/W. Anderson Bishop
W. Anderson Bishop, CFO and CAO