Form 10-Q
period 2013-06-30
HALLADOR ENERGY CO
filed 2013-08-06
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013 or
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

As of August 2, 2013 we had 28,605,000 shares outstanding.

PART I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet
(in thousands, except per share data)
	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$14,836	$21,888
Accounts receivable	9,069	8,127
Coal inventory	5,195	2,342
Parts and supply inventory	2,722	2,264
Other	612	242
Total current assets	32,434	34,863
Coal properties, at cost:
Land and mineral rights	23,280	22,705
Buildings and equipment	139,195	131,566
Mine development	78,104	71,046
	240,579	225,317
Less - accumulated DD&A	(67,678)	(58,479)
	172,901	166,838
Investment in Savoy	13,506	12,230
Investment in Sunrise Energy	4,316	3,969
Other assets (Note 6)	16,487	11,307
	$239,644	$229,207
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,089	$9,386
Income taxes		1,660
Total current liabilities	10,089	11,046
Long-term liabilities:
Bank debt	11,400	11,400
Deferred income taxes	38,591	35,884
Asset retirement obligations	2,669	2,573
Other	1,580	6,295
Total long-term liabilities	54,240	56,152
Total liabilities	64,329	67,198
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized; 28,605 and 28,529 shares outstanding, respectively	286	285
Additional paid-in capital	87,304	86,576
Retained earnings	87,592	75,118
Accumulated other comprehensive income	133	30
Total stockholders’ equity	175,315	162,009
	$239,644	$229,207

See accompanying notes.

Consolidated Statement of Comprehensive Income
(in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Coal sales	$68,144	$62,107	$34,149	$32,487
Equity income - Savoy	2,447	2,498	1,363	680
Equity income (loss) - Sunrise Energy	347	32	225	(24)
Liability extinguishment (Note 9)	4,300		4,300
Other (Note 6)	3,160	4,494	699	2,032
	78,398	69,131	40,736	35,175
Costs and expenses:
Operating costs and expenses	45,552	37,249	22,262	18,816
DD&A	9,210	7,750	4,650	3,944
Coal exploration costs	986	1,122	447	703
SG&A	3,650	3,660	1,674	1,805
Interest	823	528	447	257
	60,221	50,309	29,480	25,525

Income before income taxes	18,177	18,822	11,256	9,650

Less income taxes:
Current	1,906	3,876	1,105	1,992
Deferred	2,638	2,335	1,986	1,200
	4,544	6,211	3,091	3,192

Net income (1) (2)	$13,633	$12,611	$8,165	$6,458

Net income per share:
Basic	$0.48	$0.45	$0.29	$0.23
Diluted	$0.47	$0.44	$0.28	$0.23

Weighted average shares outstanding:
Basic	28,566	28,312	28,604	28,314
Diluted	28,849	28,719	28,763	28,675
___________________________________
(1) There is no material difference between net income and comprehensive income. (2) See MD&A – page 19, for pro-forma amounts excluding the $4.3 million in other income.

See accompanying notes.

Consolidated Condensed Statement of Cash Flows
(in thousands)

	Six months ended June 30,

	2013	2012
Operating activities:
Cash provided by operating activities	$12,961	$13,700

Investing activities:
Capital expenditures for coal properties	(14,778)	(4,229)
Ohio River Terminal	(2,823)
Purchase of marketable securities	(1,414)	(1,253)
Other	161	(423)
Cash used in investing activities	(18,854)	(5,905)

Financing activities:
Payments to bank		(5,000)
Dividends	(1,159)	(4,080)
Other		1
Cash used in financing activities	(1,159)	(9,079)

Decrease in cash and cash equivalents	(7,052)	(1,284)
Cash and cash equivalents, beginning of period	21,888	37,542
Cash and cash equivalents, end of period	$14,836	$36,258

See accompanying notes.

Consolidated Statement of Stockholders' Equity
(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI*	Total

Balance, January 1, 2013	28,529	$285	$86,576	$75,118	$30	$162,009

Stock-based compensation			1,107			1,107

Other	76	1	(379)		103	(275)

Dividends				(1,159)		(1,159)

Net income				13,633		13,633

Balance, June 30, 2013	28,605	$286	$87,304	$87,592	$133	$175,315

_____________________________________
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

The results of operations and cash flows for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.  To maintain consistency and comparability, certain 2012 amounts have been reclassified to conform to the 2013 presentation.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our consolidated financial statements filed as part of our 2012 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

The consolidated financial statements include the accounts of Hallador Energy Company (the Company) and its wholly-owned subsidiary Sunrise Coal, LLC (Sunrise).  All significant intercompany accounts and transactions have been eliminated.  We are engaged in the production of steam coal from mines located in western Indiana.  We own a 45% equity interest in Savoy Energy, L.P., a private oil and gas company which has operations in Michigan and a 50% interest in Sunrise Energy, LLC, a private entity engaged in natgas operations in the same vicinity as our coal mines.

(2)   Bill and Hold

Early in 2012 two of our customers advised us that their coal stockpiles were increasing and asked us to consider storing their coal on our property. In April 2012 we entered into a storage agreement with one customer to store 250,000 tons for a minimum of one year and up to a maximum of two years. In June 2012 we entered into a similar storage agreement with the second customer. During the 2013 second quarter we increased the tons by 50,000 for both customers. We continue to sell the coal as contracted to these customers.  The risks and rewards of ownership pass from us to them as coal is placed into segregated storage. We are paid a nominal storage fee in addition to our contracted price at the time the coal is placed in storage. During the six months ended June 30, 2013, 145,000 tons were placed in storage for the first customer and nil for the second customer. We have recognized $7.3 million in revenue from these “bill and hold” arrangements for the six months ended June 30, 2013. As of June 30, 2013, we have stored 300,000 tons for the first customer and 250,000 tons for the second. There were no changes in payment terms with our customers and, as of July 31, 2013, all receivables outstanding from these two customers at June 30, 2013 had been collected.

(3)   Bank Debt

During October 2012, Sunrise Coal, our wholly-owned subsidiary, entered into a new credit agreement (the “Credit Agreement”) with PNC Bank, as administrative agent, and the lenders named therein. The Credit Agreement replaces the previous credit agreement we had with PNC. Closing costs on this new facility were about $1.5 million which were deferred and are being amortized over five years.  Outstanding debt at June 30, 2013 was $11.4 million.

The Credit Agreement provides for a $165 million senior secured revolving credit facility. The facility matures in five years. The facility is collateralized by substantially all of Sunrise’s assets and we are the guarantor. We will draw on the facility as needed for development of our new projects in Illinois and Indiana.

All borrowings under the Credit Agreement bear interest, at LIBOR plus 2% if the leverage ratio is less than 1.5X (which currently it is), LIBOR plus 2.5% if the leverage ratio is over 1.5 but less than 2X and at LIBOR plus 3% if the leverage ratio is over 2X. The maximum leverage ratio is 2.75X.  The leverage ratio is equal to funded debt/EBITDA. The annual commitment fee is 50 BPS but falls to 37.5 BPS if we borrow more than 33% of the facility.  The maximum that we can currently borrow is an additional $129 million. The Credit Agreement also imposes certain other customary restrictions and covenants as well as certain milestones we must meet in order to draw down the full amount.

(4)  Investment in Savoy

We own a 45% interest in Savoy Energy, L.P., a private company engaged in the oil and gas business primarily in the state of Michigan. Savoy uses the successful efforts method of accounting.  We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% is a condensed balance sheet at June 30, 2013, and a condensed statement of operations for the six months ended June 30, 2013 and 2012.

Condensed Balance Sheet

2013

Current assets	$20,651
Oil and gas properties, net	23,018
$43,669

Total liabilities	$12,422
Partners' capital	31,247
$43,669

Condensed Statement of Operations

	2013	2012

Revenue	$18,373	$17,261
Expenses	(12,946)	(11,719)
Net income	$5,427	$5,542

(5)  Investment in Sunrise Energy

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

Below (in thousands) to the 100% is a condensed balance sheet at June 30, 2013, and a condensed statement of operations for the six months ended June 30, 2013 and 2012.

Condensed Balance Sheet

2013

Current assets	$2,506
Oil and gas properties, net	6,842
$9,348

Total liabilities	$727
Members' capital	8,621
$9,348

Condensed Statement of Operations

	2013	2012

Revenue	$1,691	$1,086
Expenses	(997)	(1,023)
Net income	$694	$63

(6)  Other Long-Term Assets and Other Income

	June 30, 2013	December 31, 2012

Long-term assets:
Advance coal royalties	$3,737	$3,324
Deferred financing costs, net	1,344	1,494
Marketable equity securities available for sale, at fair value (restricted)*	4,962	3,548
Ohio River Terminal (see Note 8)	2,823
Miscellaneous	3,621	2,941
	$16,487	$11,307
______________________
*Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

	Six months ended June 30,
	2013	2012
Other income:
MSHA reimbursements*	$2,053	$4,236
Coal storage fees	586
Miscellaneous	521	258
	$3,160	$4,494

_______________________
*See “MSHA Reimbursements” on page 16.

(7)  Self Insurance

We continue to self-insure on about $110 million (historical cost) of our underground mining equipment.  We feel comfortable with this decision as such equipment is allocated among four mining units spread over 12 miles.

(8)  Ohio River Terminal

On May 31, 2013 we purchased for $2.8 million a multi-commodity truck/barge terminal. Over 17 acres of secured area is available. The terminal is at mile point 743.8 on the Indiana bank of the Ohio River near the William Natcher Bridge between Rockport and Grandview, Indiana.  Currently the dock will handle third party commodities.  In the long term, we plan to ship our coal through the dock.  The terminal is in close proximity to the NS railroad, the CSX railroad and American Electric Power's Rockport generating power plant. We do not expect significant revenue from this asset until late 2014.

(9)  Other Income

During the 2013 second quarter we concluded that an approximate $4.3 million liability we recorded during 2006 upon the purchase of Sunrise Coal relating to a terminated coal contract was no longer required. The amount has no effect on cash flows and is not taxable.

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hallador Energy Company
Denver, Colorado

We have reviewed the accompanying condensed consolidated balance sheet of Hallador Energy Company and subsidiaries (the “Company”) as of June 30, 2013 and the related condensed consolidated statements of comprehensive income, cash flows, and stockholders’ equity for the three and six month periods ended June 30, 2013 and June 30, 2012.  These financial statements are the responsibility of the Company’s management.

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

August 2, 2013
Denver, Colorado

ITEM 2.    MD&A

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2012 FORM 10-K AND SHOULD BE READ IN CONJUNCTION THEREWITH.

Our consolidated financial statements should be read in conjunction with this discussion.

Overview

The largest portion of our business is devoted to coal mining in the state of Indiana through Sunrise Coal, LLC (a wholly-owned subsidiary) serving the electric power generation industry.  We also own a 45% equity interest in Savoy Energy, L.P., a private oil and gas exploration company with operations in Michigan and a 50% interest in Sunrise Energy, LLC, a private gas exploration company with operations in Indiana. We account for our investments in Savoy and Sunrise Energy using the equity method.

Our largest contributor to revenue and earnings is the Carlisle underground coal mine located in western Indiana, about 30 miles south of Terre Haute.  The Carlisle Mine was in the development stage from April of 2006 through January of 2007.  Coal shipments began February 5, 2007.  Over 84% of our coal sales are to customers with large scrubbed coal-fired power plants in the state of Indiana.  Our mines and coal reserves are strategically located in close proximity to our primary customers, which reduces transportation costs and thus provides us with a competitive advantage with respect to those customers; our closest customer’s plant is 13 miles away and the farthest Indiana customer is 100 miles away.  We have access to our primary customers directly through either the CSX Corporation (NYSE: CSX) or through the Indiana Rail Road, majority owned by the CSX.

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

Headwinds and Tailwinds Affecting Our Company

Headwinds

1.	Competition from low-priced natgas
2.	The Obama’s administration dislike of burning coal to generate cheap and reliable electricity
3.	Onerous environmental regulations and overzealous mislead environmentalists
4.	Competition from new mines opening in the Illinois Basin
5.	Slow economy

Tailwinds

1.	Major shift in utilities replacing Central Appalachia (CAAP) coal with Illinois Basin (ILB) coal
2.	More power plants are installing scrubbers enabling them to burn high-sulfur coal
3.	Our coal can compete with natgas down to $2.75/Mcf
4.	Coal is the fastest growing fuel worldwide

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

The table below illustrates the backlog of our current coal contracts:

Period	Contracted Tons	Average Price

Last half of 2013	1,800,000	$43.28
Year 2014	2,900,000	43.15
Year 2015	1,200,000	41.40

For the month of July 2013 we sold 307,000 tons at an average price of $42.13/ton.  We expect that our mining costs for July will be similar to June’s costs which were $24.93/ton.

Current Projects

All of our underground coal reserves are high sulfur (4.5 - 6#) with a BTU content in the 11,500 range. As discussed below the Ace surface mine is low sulfur (1.5#) with a BTU content of 11,400.  We have no met coal reserves, only steam (thermal) coal reserves. Below is a discussion of our current projects preceded by a table of our coal reserves.

Reserve Table - Controlled Tons (in millions):
		Year-End Reserves
	Annual Capacity	2012			2011
		Proven	Probable	Total	Proven	Probable	Total

Carlisle (assigned)	3.4	34.2	9.3	43.5	36.0	10	46.0
Ace-in-the-Hole (assigned)	0.5	3.1		3.1
Bulldog (unassigned)		19.5	16.1	35.6	16.3	16	32.3
Russellville (unassigned)		15.5	13.9	29.4
Total	3.9	72.3	39.3	111.6	52.3	26	78.3

Assigned				46.6			46.0
Unassigned				65.0			32.3
Totals at December 31,				111.6			78.3

   Active Reserve (assigned) - Carlisle Mine (underground)

Our coal reserves at December 31, 2012 assigned to the Carlisle Mine were 43.5 million tons compared to beginning of year reserves of 46 million tons.  Primarily through the execution of new leases, our reserve additions of 1.2 million tons replaced 40% of our 2012 production of 3 million tons. We reduced our reserves by 700,000 tons due to revised mining plans.  The mine is located near the town of Carlisle, Indiana in Sullivan County and became operational in January 2007. The coal is accessed with a slope to a depth of 340'. The coal is mined in the Indiana Coal V seam which is highly volatile bituminous coal and is the most economically significant coal in Indiana.  The Indiana V seam has been extensively mined by underground and surface methods in the general area. The coal thickness in the project area is 4' to 7'.

The mine has several advantages as listed below:

•
SO2 - Historically, Carlisle has guaranteed a 6# SO2 product; however, with the addition of the Ace-in-the-Hole Mine we can blend lower sulfur coal with Carlisle coal and guarantee a mid-sulfur product which should command a higher price and increase our customer base.  Few mines in the ILB have the ability to offer their customers various ranges of SO2. Carlisle has supplied coal to 11 different power plants.

•
Chlorine - Our reserves have lower chlorine (<0.10%) than average ILB reserves of 0.22%.  Much of the ILB’s new production is located in Illinois and possesses chlorine content in excess of .30%.  The relatively low chlorine content of our reserves is attractive to buyers given their desire to limit the corrosive effects of chlorine in their power plants.

•
Transportation - Carlisle has a double 100 rail car loop facility and a four-hour certified batch load-out facility connected to the CSX railroad.  The Indiana Rail Road (INRD) also has limited running rights on the CSX to our mine.  Dual rail access gives us a freight advantage to more customers.  Long term, the CSX anticipates our coal being shipped to southeast markets via their railroad.  We sell our coal FOB the mine and substantially all of our coal is transported by rail.  However, on occasion we have shipped to three power plants via truck.

New Mine (assigned) - Ace-in-the-Hole Mine (Ace) (surface)

In November 2012 we purchased for $6 million permitted fee coal reserves, coal leases, and surface properties near Clay City, Indiana in Clay County.  The Ace mine is 42 road miles northeast of the Carlisle Mine.  We control 3.1 million tons of proven coal reserves of which we own 1.2 million tons in fee.  We will mine two primary seams of low sulfur coal which make up 2.9 million of the 3.1 million tons controlled.  Both of the primary seams are low sulfur (2# SO2).  Mine development began in late December 2012 and we expect to ship coal in late August 2013.  We plan to truck low sulfur coal from Ace to Carlisle to blend with Carlisle’s high sulfur coal. Many utilities in the southeastern U.S. have scrubbers with lower sulfur limits (4# SO2) which cannot accept the higher sulfur contents of the ILB (6# SO2). Blending Carlisle coal to a lower sulfur specification will enable us to market Carlisle coal to more customers.  We currently have a contract at Carlisle which will require us to blend coal from Ace to meet sulfur specifications.  We also expect to ship low sulfur coal from Ace direct to unscrubbed customers that require low sulfur (2# SO2).  We expect the maximum capacity of Ace to be 500,000 tons annually. Ace currently has 20% of its capacity contracted for 2013 and 2014.  We have invested $17 million in minerals, land, equipment, and development as of June 30, 2013 and we anticipate investing an additional $2.5 million in equipment and development for the remainder of 2013.

    New Reserve (unassigned) - Bulldog Mine (underground)

We have leased roughly 19,300 acres in Vermillion County, Illinois near the village of Allerton.  Based on our reserve estimates we currently control 35.6 million tons of coal reserves. A considerable amount of our leased acres has yet to receive any exploratory drilling, thus we anticipate our controlled reserves to grow as we continue drilling in 2013.  The permitting process was started in the summer of 2011 and we filed the formal permit with the state of Illinois and the appropriate Federal regulators during June 2012.  We currently expect to receive an approved mining permit in the first quarter of 2014.

Full-scale mine development will not commence until we have a sales commitment.

New Reserve (unassigned) - Russellville (underground)

We have leased roughly 11,000 acres in Lawrence County, Illinois near the village of Russellville. Based on our reserve estimates we currently control 29.4 million tons of coal reserves. The permitting process will start this fall and we anticipate filing the formal permit with the appropriate regulators during the second quarter of 2014. This reserve is located about 20 miles southwest of the Carlisle Mine. Our initial testing indicates that this reserve’s minability and coal quality is very similar to the Carlisle reserve.

Unassigned reserves represent coal reserves that would require new mineshafts, mining equipment, and plant facilities before operations could begin on the property. The primary reason for this distinction is to inform investors which coal reserves will require substantial capital expenditures before production can begin.

Ohio River Terminal

On May 31, 2013 we purchased for $2.8 million a multi-commodity truck/barge terminal. Over 17 acres of secured area is available. The terminal is at mile point 743.8 on the Indiana bank of the Ohio River near the William Natcher Bridge between Rockport and Grandview, Indiana.  Currently the dock will handle third party commodities.  In the long term, we plan to ship our coal through the dock.  The terminal is in close proximity to the NS railroad, the CSX railroad and American Electric Power's Rockport generating power plant. We do not expect significant revenue from this asset until late 2014.

MSHA Reimbursements

Some of our coal contracts allow us to pass on certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies. We do not recognize any revenue until customers have notified us that they accept the charges.

We submitted our incurred costs for 2010 in September 2011 for $4.2 million.  One of the customers agreed with our analysis and paid $2.3 million in February 2012 and the other agreed with our analysis in May 2012. Accordingly, $2.3 million was recorded in the first quarter and the other $1.9 million was recorded in the second quarter of 2012.

We submitted our incurred costs for 2011 in October 2012 for $4.2 million. One of the customers agreed with our analysis, paid $2 million in February 2013 and was recorded in the first quarter. We are in discussions with the other customer.  We expect to submit our 2012 costs by September 30, 2013.

Liquidity and Capital Resources

We do not anticipate any liquidity issues in the foreseeable future. We plan to fund future projects through a combination of draws from our revolver and cash from operations.

We have no material off-balance sheet arrangements.

Capital Expenditures (capex)

For the first half of 2013 our capex was about $15 million allocated as follows:
in 000’s
Carlisle - maintenance capex	$6,243
Carlisle - expansion/improvements	548
Carlisle - land and minerals	385
Ace - mine development	3,491
Ace - surface equipment	4,391
Ace - land and minerals	102
Other projects	100
Items accrued for but not paid	(482)
Capex per the Cash Flow Statement	$14,778

For the remainder of the year we expect maintenance capex for Carlisle to be $6 million and capex for air shafts and improvements to be $4.5 million.  For the Ace surface mine we expect capex to be $2.5 million for equipment and mine development and we expect maintenance capex to be $50 thousand. Capex for the Ohio River Terminal is expected to be $400 thousand.

Inauguration of Regular Dividends

On April 5, 2013 our Board of Directors approved the adoption of a regular quarterly dividend policy and authorized a dividend of $.04 per common share outstanding, payable on May 15, 2013, to shareholders of record on April 30, 2013.  On July 15 our Board again authorized a $.04 dividend payable August 15, 2013 to shareholders of record on July 31, 2013. In the past we only declared special dividends.

Results of Operations

Quarterly coal sales, cost and margin data (in 000’s):
	3rd 2012	4th 2012	1st 2013		2nd 2013	T4Qs*

Coal sales	$36,152	$33,111		$33,995	$34,149	$137,407
Tons sold	810	752		840	774	3,176
Average price/ton	$44.63	$44.03		$40.47	$44.12	$43.26

Operating costs	$20,745	$21,745		$20,745	$22,262	$88,042
Average cost/ton	$25.61	$28.91	$		$28.76	$27.72
Margin	$15,407	$11,366		$15,407	$11,887	$49,365
Margin/ton	$19.02	$15.11		$19.02	$15.36	$15.54
Capex	$4,993	$16,987		$4,993	$6,174	$36,758

	3rd 2011	4th 2011	1st 2012	2nd 2012	T4Qs*

Coal sales	$34,174	$37,723	$29,620	$32,487	$134,004
Tons sold	805	921	701	743	3,170
Average price/ton	$42.45	$40.96	$42.25	$43.72	$42.27

Operating costs	$19,355	$21,129	$18,433	$18,816	$77,733
Average cost/ton	$24.04	$22.94	$26.30	$25.32	$24.52
Margin	$14,819	$16,594	$11,187	$13,671	$56,271
Margin/ton	$18.41	$18.02	$15.96	$18.40	$17.75
Capex	$4,467	$15,970	$2,372	$1,857	$24,666
__________________________
*T4Qs= trailing four quarters.

Capex in the fourth quarter of 2012 includes $9 million for the purchase of the Ace surface mine and another $4 million for land at Bull Dog and Carlisle.  Capex in the fourth quarter of 2011 includes $9 million for the purchase of land for Bull Dog.

First Half 2013 vs. 2012

For the first half of 2013, we sold 1,614,000 tons at an average price of $42.22/ton.  For the first half of 2012, we sold 1,444,000 tons at an average price of $43/ton. The lower average price for the first half 2013 is due to the mix of our various contracts. We expect our coal sales for the last half of 2013 to be circa 1.8 million tons with an average price of $43.28/ton as set forth in the table on page 13.

Operating costs and expenses averaged $28.22/ton in 2013 compared to $25.79 in 2012.  The increase was due primarily to poor mining conditions in the months of March and May.  These conditions have since improved.  Our Indiana employees totaled 355 at June 30, 2013 compared to 324 at June 30, 2012.  Part of the employee increase was due to the opening of the new Ace-in-the-Hole Mine in January of this year.

Operating costs and expenses averaged $27.40/ton in April, $34.41 in May, and $24.93 in June. We experienced bad mining conditions during May as noted in the extremely high costs/ton for May. June and July mining conditions were much better. We expect such costs to average $25-26/ton for the remainder of 2013.

Savoy’s activity is discussed below.

Three Months Ended June 30, 2013 vs. 2012

For the second quarter of 2013, we sold 774,000 tons at an average price of $44.12/ton.  For the first second quarter of 2012, we sold 743,000 tons at an average price of $43.72/ton.

Operating costs and expenses averaged $28.76/ton in 2013 compared to $25.32 in 2012.  The higher costs are discussed above.

We expect our margins for the remainder of the year to be in the $17-$18 range.

Other Analyses of Results of Operations

The increase in equity income from Sunrise Energy was due to higher natgas prices.

The increase in DD&A was due to additions to coal properties.

Income Taxes

For the remainder of 2013 we expect our effective tax rate to be 25%. We estimate that 50% of such rate will be for taxes currently due. The decrease in the 2013 effective rate compared to the 2012 rate was due to percentage depletion for income tax purposes in excess of basis.  We anticipate our effective tax rate going forward to remain in the mid-20s.

Net Income

During the 2013 second quarter we concluded that an approximate $4.3 million liability we recorded during 2006 upon the purchase of Sunrise Coal relating to a terminated coal contract was no longer required. The amount has no effect on cash flows and is not taxable.

The table below reflects net income and net income per share excluding the $4.3 million:

	Six months ended		Three months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income excluding the $4.3 million liability extinguishment	$10,927	$12,611	$5,459	$6,458

Net income per share excluding the $4.3 million liability extinguishment
Basic	$0.38	$0.45	$0.19	$0.23
Diluted	$0.38	$0.44	$0.19	$0.23

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

The first half of 2013 may or may not be indicative for all of 2013 due to (i) the uncertainty of the outcome of Savoy’s drilling activity; (ii) the extent of their seismic activity (G&G costs) and (iii) the sustainability of these high oil prices.  Current oil prices are in excess of $100/barrel. Savoy does not have any oil price hedges in place.

The table below illustrates the growth in Savoy (to the 100%) comparing the first half of 2013 to 2012 (financial statement data in thousands):

	2013	2012
Revenue:
Oil	$14,758	$14,010
NGLs (natural gas liquids)	409	488
Natgas	345	173
Contract drilling	1,345	2,296
Other	1,516	294
Total revenue	18,373	17,261
Costs and expenses:
LOE (lease operating expenses)	2,482	2,213
Contract drilling costs	1,684	1,588
DD&A (depreciation, depletion & amortization)	2,395	1,957
G&G (geological and geophysical) costs	2,386	1,512
Dry hole costs	711	1,959
Impairment of unproved properties	2,391	1,824
Other exploration costs	173	125
G&A (general & administrative)	724	541
Total expenses	12,946	11,719
Net income	$5,427	$5,542

The information below is not in thousands:

Oil production – barrels	162,570	147,810
NGLs production – barrels	10,895	9,570
Natgas production – Mcf	94,000	63,610
Average oil prices/barrel for the half	$90.78	$94.78
Average NGL prices/barrel for the half	$37.54	$51.04
Average natgas prices/Mcf for the half	$3.67	$2.72

New Accounting Pronouncements

None of the recent FASB pronouncements will have any material effect on us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls

We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our CEO and CFO as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective for the purposes discussed above.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HALLADOR ENERGY COMPANY

Date: August 5, 2013	/s/W. Anderson Bishop
W. Anderson Bishop, CFO and CAO