Form 10-Q
period 2013-09-30
HALLADOR ENERGY CO
filed 2013-11-06
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013 or
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

On November 5, 2013 we had 28,618,000 shares outstanding.

PART I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet
(in thousands, except per share data)
	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$13,713	$21,888
Accounts receivable	9,904	8,127
Prepaid income taxes	3,591
Coal inventory	4,086	2,342
Parts and supply inventory	2,645	2,264
Other	403	242
Total current assets	34,342	34,863
Coal properties, at cost:
Land and mineral rights	23,315	22,705
Buildings and equipment	144,304	131,566
Mine development	81,998	71,046
	249,617	225,317
Less - accumulated DD&A	(72,418)	(58,479)
	177,199	166,838
Investment in Savoy	15,401	12,230
Investment in Sunrise Energy	4,488	3,969
Other assets (Note 6)	15,191	11,307
	$246,621	$229,207
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,111	$9,386
Income taxes		1,660
Total current liabilities	10,111	11,046
Long-term liabilities:
Bank debt	11,400	11,400
Deferred income taxes	40,778	35,884
Asset retirement obligations	2,709	2,573
Other	1,926	6,295
Total long-term liabilities	56,813	56,152
Total liabilities	66,924	67,198
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized; 28,618 and 28,529 shares outstanding, respectively	286	285
Additional paid-in capital	87,924	86,576
Retained earnings	91,264	75,118
Accumulated other comprehensive income	223	30
Total stockholders’ equity	179,697	162,009
	$246,621	$229,207

See accompanying notes.

Consolidated Statement of Comprehensive Income
(in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Coal sales	$103,129	$98,259	$34,985	$36,152
Equity income - Savoy	4,495	2,999	2,048	501
Equity income - Sunrise Energy	519	49	172	17
Liability extinguishment (Note 9)	4,300
Other (Note 6)	3,615	4,938	455	444
	116,058	106,245	37,660	37,114
Costs and expenses:
Operating costs and expenses	68,959	57,994	23,407	20,745
DD&A	13,982	11,895	4,772	4,145
Coal exploration costs	1,725	1,900	739	778
SG&A	5,586	5,607	1,936	1,947
Interest	1,131	757	308	229
	91,383	78,153	31,162	27,844

Income before income taxes	24,675	28,092	6,498	9,270

Less income taxes:
Current	1,297	5,607	(609)	1,731
Deferred	4,915	3,684	2,277	1,349
	6,212	9,291	1,668	3,080

Net income (1) (2)	$18,463	$18,801	$4,830	$6,190

Net income per share:
Basic	$0.65	$0.66	$0.17	$0.22
Diluted	$0.64	$0.65	$0.17	$0.22

Weighted average shares outstanding:
Basic	28,580	28,316	28,607	28,324
Diluted	28,851	28,791	28,838	28,760
___________________________________
(1) There is no material difference between net income and comprehensive income. (2) See MD&A – page 19, for pro-forma amounts excluding the $4.3 million in liability extinguishment.

See accompanying notes.

Consolidated Condensed Statement of Cash Flows
(in thousands)

	Nine months ended September 30,

	2013	2012
Operating activities:
Cash provided by operating activities	$20,310	$29,552

Investing activities:
Capital expenditures for coal properties	(23,558)	(9,222)
Ohio River Terminal	(2,866)
Purchase of marketable securities		(1,291)
Other	256	(423)
Cash used in investing activities	(26,168)	(10,936)

Financing activities:
Payments to bank		(7,500)
Dividends	(2,317)	(18,721)
Other		276
Cash used in financing activities	(2,317)	(25,945)

Decrease in cash and cash equivalents	(8,175)	(7,329)
Cash and cash equivalents, beginning of period	21,888	37,542
Cash and cash equivalents, end of period	$13,713	$30,213

See accompanying notes.

Consolidated Statement of Stockholders' Equity
(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI*	Total

Balance, January 1, 2013	28,529	$285	$86,576	$75,118	$30	$162,009

Stock-based compensation	13		1,724			1,724

Other	76	1	(376)		193	(182)

Dividends				(2,317)		(2,317)

Net income				18,463		18,463

Balance, September 30, 2013	28,618	$286	$87,924	$91,264	$223	$179,697

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

The results of operations and cash flows for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.  To maintain consistency and comparability, certain 2012 amounts have been reclassified to conform to the 2013 presentation.

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

(2)   Bill and Hold

Early in 2012 two of our customers advised us that their coal stockpiles were increasing and asked us to consider storing their coal on our property. In April 2012 we entered into a storage agreement with one customer to store 250,000 tons for a minimum of one year and up to a maximum of two years. In June 2012 we entered into a similar storage agreement with the second customer. During the 2013 second quarter we increased the storage agreement by 50,000 tons for both customers. We continue to sell the coal as contracted to these customers.  The risks and rewards of ownership pass from us to them as coal is placed into segregated storage. We are paid a nominal storage fee in addition to our contracted price at the time the coal is placed in storage. During the nine months ended September 30, 2013, 145,000 tons were placed in storage for the first customer and nil for the second customer. We have recognized $7.3 million in revenue from these “bill and hold” arrangements for the nine months ended September 30, 2013. No tons were placed in storage during the 2013 third quarter. As of September 30, 2013, we have in storage 300,000 tons for the first customer and 250,000 tons for the second. There were no changes in payment terms with our customers and, as of October 31, 2013, all receivables outstanding from these two customers at September 30, 2013 had been collected.

(3)   Bank Debt

During October 2012, Sunrise, our wholly-owned subsidiary, entered into a new credit agreement (the “Credit Agreement”) with PNC Bank, as administrative agent, and the lenders named therein. The Credit Agreement replaces the previous credit agreement we had with PNC. Closing costs on this new facility were about $1.5 million which were deferred and are being amortized over five years.  Outstanding debt at September 30, 2013 was $11.4 million.

The Credit Agreement provides for a $165 million senior secured revolving credit facility. The facility matures in five years. The facility is collateralized by substantially all of Sunrise’s assets and we are the guarantor. We will draw on the facility as needed for development of our new projects in Illinois and Indiana.

All borrowings under the Credit Agreement bear interest, at LIBOR plus 2% if the leverage ratio is less than 1.5X (which currently it is), LIBOR plus 2.5% if the leverage ratio is over 1.5 but less than 2X and at LIBOR plus 3% if the leverage ratio is over 2X. The maximum leverage ratio is 2.75X.  The leverage ratio is equal to funded debt/EBITDA. The annual commitment fee is 50 BPS but falls to 37.5 BPS if we borrow more than 33% of the facility.  The maximum that we can currently borrow is an additional $120 million due to our current covenants. The Credit Agreement also imposes certain other customary restrictions and covenants as well as certain milestones we must meet in order to draw down the full amount.

(4)  Investment in Savoy

We own a 45% interest in Savoy Energy, L.P., a private company engaged in the oil and gas business primarily in the state of Michigan. Savoy uses the successful efforts method of accounting.  We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% is a condensed balance sheet at September 30, 2013, and a condensed statement of operations for the nine months ended September 30, 2013 and 2012.

Condensed Balance Sheet

2013

Current assets	$25,651
Oil and gas properties, net	24,156
$49,807

Total liabilities	$14,354
Partners' capital	35,453
$49,807

Condensed Statement of Operations

	2013	2012

Revenue	$29,444	$24,585
Expenses	(19,471)	(17,931)
Net income	$9,973	$6,654

(5)  Investment in Sunrise Energy

We own a 50% interest in Sunrise Energy, LLC which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for coal-bed methane gas reserves on or near our underground coal reserves. They use the successful efforts method of accounting. We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% is a condensed balance sheet at September 30, 2013, and a condensed statement of operations for the nine months ended September 30, 2013 and 2012.

Condensed Balance Sheet

2013

Current assets	$2,849
Oil and gas properties, net	6,777
$9,626

Total liabilities	$661
Members' capital	8,965
$9,626

Condensed Statement of Operations

	2013	2012

Revenue	$2,551	$1,671
Expenses	(1,513)	(1,573)
Net income	$1,038	$98

(6)  Other Long-Term Assets and Other Income

	September 30, 2013	December 31, 2012

Long-term assets:
Advance coal royalties	$3,936	$3,324
Deferred financing costs, net	1,270	1,494
Marketable equity securities available for sale, at fair value (restricted)*	3,601	3,548
Ohio River Terminal (see Note 8)	2,881
Miscellaneous	3,503	2,941
	$15,191	$11,307
______________________
*Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

	Nine months ended September 30,
	2013	2012
Other income:
MSHA reimbursements*	$2,053	$4,236
Coal storage fees	964	127
Miscellaneous	598	575
	$3,615	$4,938

______________________
*See “MSHA Reimbursements” on page 16.

(7)  Self Insurance

We continue to self-insure on about $110 million (historical cost) of our underground mining equipment.  We feel comfortable with this decision as such equipment is allocated among four mining units spread over 12 miles.

(8)  Ohio River Terminal

On May 31, 2013 we purchased for $2.8 million a multi-commodity truck/barge terminal. Over 17 acres of secured area is available. The terminal is at mile point 743.8 on the Indiana bank of the Ohio River near the William Natcher Bridge between Rockport and Grandview, Indiana.  Currently the dock will handle third party commodities.  In the long term, we plan to ship coal through the dock.  The terminal is in close proximity to the NS railroad, the CSX railroad and American Electric Power's Rockport generating power plant. We do not expect revenue from this asset until late 2014.

(9)  Liability Extinguishment

During the 2013 second quarter we concluded that an approximate $4.3 million liability we recorded during 2006 upon the purchase of Sunrise relating to a terminated coal contract was no longer required. The amount had no effect on cash flows.

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hallador Energy Company
Denver, Colorado

We have reviewed the accompanying condensed consolidated balance sheet of Hallador Energy Company and subsidiaries (the “Company”) as of September 30, 2013 and the related condensed consolidated statements of comprehensive income, cash flows, and stockholders’ equity for the three and nine month periods ended September 30, 2013 and September 30, 2012.  These financial statements are the responsibility of the Company’s management.

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

November 5, 2013
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

Our largest contributor to revenue and earnings is the Carlisle underground coal mine located in western Indiana, about 30 miles south of Terre Haute.  Over 81% of our coal sales are to customers with large scrubbed coal-fired power plants in the state of Indiana.  Our mines and coal reserves are strategically located in close proximity to our primary customers, which reduces transportation costs and thus provides us with a competitive advantage with respect to those customers; our closest customer’s plant is 13 miles away and the farthest Indiana customer is 100 miles away.  We have access to our primary customers directly through either the CSX Corporation (NYSE: CSX) or through the Indiana Rail Road, majority owned by the CSX.

Our customers have made or announced plans to make significant investments in pollution control equipment at their plants.  Due to these large investments none of these plants are scheduled for retirement; thus we expect to be supplying these plants for many years.  It is not economical for the smaller, older, less efficient power plants to install scrubbers and other pollution control devices; accordingly, those type plants most likely will be retired in the coming years.

Headwinds and Tailwinds Affecting Our Company

Headwinds

1.	Competition from low-priced natgas/mild winters and summers
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

The table below illustrates the backlog of our current coal contracts:

Period	Contracted Tons	Average Price

Last quarter of 2013	825,000	$43.99
Year 2014	3,145,000	42.96
Year 2015	1,200,000	41.40
Year 2016	338,000	40.57

Current Projects

All of our underground coal reserves are high sulfur (4.5 - 6#) with a BTU content in the 11,500 range. As discussed below, the Ace surface mine is low sulfur (1.5#) with a BTU content of 11,400.  We have no met coal reserves, only steam (thermal) coal reserves. Below is a discussion of our current projects preceded by a table of our coal reserves.

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

New Mine (assigned) - Ace-in-the-Hole Mine (Ace) (surface)

In November 2012 we purchased for $6 million permitted fee coal reserves, coal leases and surface properties near Clay City, Indiana in Clay County.  The Ace mine is 42 road miles northeast of the Carlisle Mine.  We control 3.1 million tons of proven coal reserves of which we own 1.2 million tons in fee.  We will mine two primary seams of low sulfur coal which make up 2.9 million of the 3.1 million tons controlled.  Both of the primary seams are low sulfur (2# SO2).  Mine development began in late December 2012 and we began shipping coal in late August 2013.  We truck low sulfur coal from Ace to Carlisle to blend with Carlisle’s high sulfur coal. Many utilities in the southeastern U.S. have scrubbers with lower sulfur limits (4# SO2) which cannot accept the higher sulfur contents of the ILB (6# SO2). Blending Carlisle coal to a lower sulfur specification will enable us to market Carlisle coal to more customers.  We currently have a contract at Carlisle which requires us to blend coal from Ace to meet sulfur specifications.  We also expect to ship low sulfur coal from Ace direct to unscrubbed customers that require low sulfur (2# SO2).  We expect the maximum capacity of Ace to be 500,000 tons annually. Ace currently has 20% of its capacity contracted for 2013 and 2014.  We have invested $18 million in minerals, land, equipment and development as of September 30, 2013 and we anticipate investing an additional $1 million in equipment and development for the remainder of 2013.

During the third quarter we sold 17,000 high sulfur and 17,000 low sulfur tons from Ace.  These sales which approximated $1.4 million were recorded as a reduction to the property accounts as the Ace mine was in the development stage.  We expect the Ace mine to transition to the production stage in November.

New Reserve (unassigned) - Bulldog Mine (underground)

We have leased roughly 19,300 acres in Vermillion County, Illinois near the village of Allerton.  Based on our reserve estimates we currently control 35.6 million tons of coal reserves. A considerable amount of our leased acres has yet to receive any exploratory drilling, thus we anticipate our controlled reserves to grow as we continue drilling in 2013.  The permitting process was started in the summer of 2011 and we filed the formal permit with the state of Illinois and the appropriate Federal regulators during June 2012.  We currently expect to receive an approved mining permit in the first or second quarter of 2014.

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

Ohio River Terminal

On May 31, 2013 we purchased for $2.8 million a multi-commodity truck/barge terminal. Over 17 acres of secured area is available. The terminal is at mile point 743.8 on the Indiana bank of the Ohio River near the William Natcher Bridge between Rockport and Grandview, Indiana.  Currently the dock will handle third party commodities.  In the long term, we plan to ship coal through the dock.  The terminal is in close proximity to the NS railroad, the CSX railroad and American Electric Power's Rockport generating power plant. We do not expect revenue from this asset until late 2014.

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

We submitted our incurred costs for 2011 in October 2012 for $4.2 million. One of the customers agreed with our analysis, paid $2 million in February 2013 and was recorded in the first quarter. We are in discussions with the other customer.  We expect to submit our 2012 costs by December 31, 2013.

Liquidity and Capital Resources

We do not anticipate any liquidity issues in the foreseeable future. We plan to fund future projects through a combination of draws from our revolver and cash from operations.

We have no material off-balance sheet arrangements.

Capital Expenditures (capex)

For the first nine months of 2013 our capex was about $23.5 million allocated as follows:

in 000’s
Carlisle - maintenance capex	$11,881
Carlisle - expansion/improvements	2,782
Carlisle - land and minerals	333
Ace - mine development	4,262
Ace - surface equipment	4,733
Ace - land and minerals	102
Other projects	208
Items accrued for but not paid	(743)
Capex per the Cash Flow Statement	$23,558

For the remainder of the year we expect maintenance capex for Carlisle to be $2.5 million.  For the Ace surface mine we expect capex to be $1 million and we expect maintenance capex to be $100 thousand. Capex for the Ohio River Terminal is expected to be $100 thousand.

Inauguration of Regular Dividends

On April 5, 2013 our Board of Directors approved the adoption of a regular quarterly dividend policy and authorized a dividend of $.04, paid on May 15, 2013.  In addition to the August $.04 dividend, on October 15, our Board authorized a $.04 dividend payable November 15, 2013. In the past we only declared special dividends.

Results of Operations

Quarterly coal sales, cost and margin data (in 000’s):

	4th 2012	1st 2013	2nd 2013	3rd 2013	T4Qs*

Tons sold	752	840	774	817	3,183
Coal sales	$33,111	$33,995	$34,149	$34,985	$136,240
Average price/ton	44.03	40.47	44.12	42.82	42.80
Operating costs	21,745	23,290	22,262	23,407	90,704
Average cost/ton	28.92	27.73	28.76	28.65	28.50
Margin	11,366	10,705	11,887	11,578	45,536
Margin/ton	15.11	12.74	15.36	14.17	14.31
Capex	16,987	8,604	6,174	8,780	40,545

	4th 2011	1st 2012	2nd 2012	3rd 2012	T4Qs*

Tons sold	921	701	743	810	3,175
Coal sales	$37,723	$29,620	$32,487	$36,152	$135,982
Average price/ton	40.96	42.25	43.72	44.63	42.83
Operating costs	21,129	18,433	18,816	20,745	79,123
Average cost/ton	22.94	26.30	25.32	25.61	24.92
Margin	16,594	11,187	13,671	15,407	56,859
Margin/ton	18.02	15.96	18.40	19.02	17.91
Capex	15,970	2,372	1,857	4,993	25,192
__________________________
*T4Qs= trailing four quarters.

Capex in the fourth quarter of 2012 includes $9 million for the purchase of the Ace surface mine and another $4 million for land at Bulldog and Carlisle.  Capex in the fourth quarter of 2011 includes $9 million for the purchase of land for Bulldog.

First Nine Months 2013 vs. 2012

For the first nine months of 2013, we sold 2,431,000 tons at an average price of $42.42/ton.  For the first nine months of 2012, we sold 2,255,000 tons at an average price of $43.57/ton. The lower average price is due to the mix of our various contracts. We expect our coal sales for the last quarter of 2013 to be circa 825 thousand tons with an average price of $43.99/ton as set forth in the table on page 13.

Operating costs and expenses averaged $28.37/ton in 2013 compared to $25.72 in 2012.  The increase was due primarily to poor mining conditions in the months of January, February, April and May. Additionally, costs increased due to below normal wash plant recovery (60-63%) in the months of May and August.  We anticipate wash plant recovery’s remaining in the upper 60s in the 4th quarter 2013, before returning to our historical recovery of 72%.  Thus, we expect costs to average $27-$28/ton for the remainder of 2013.

Our Indiana employees totaled 374 at September 30, 2013 compared to 327 at September 30, 2012.  Part of the employee increase (19) was due to the opening of the new Ace-in-the-Hole Mine in January of this year.

Three Months Ended September 30, 2013 vs. 2012

For the third quarter of 2013, we sold 817,000 tons at an average price of $42.82/ton.  For the third quarter of 2012, we sold 810,000 tons at an average price of $44.63/ton.

Operating costs and expenses averaged $28.65/ton in 2013 compared to $25.61 in 2012.  The higher costs are discussed above.

We expect our margins for the remainder of the year to be in the $16-$17/ton range.

Other Analyses of Results of Operations

Savoy’s activity is discussed below.

The increase in equity income from Sunrise Energy was due to higher natgas prices.

The increase in DD&A was due to additions to coal properties.

Income Taxes

For the remainder of 2013 we expect our effective tax rate to be 25%. We estimate that 25% of such rate will be for taxes currently due. The decrease in the 2013 effective rate compared to the 2012 rate was due to percentage depletion for income tax purposes in excess of basis.  We anticipate our effective tax rate going forward to remain in the mid-20s.

Net Income

During the 2013 second quarter we concluded that an approximate $4.3 million liability we recorded during 2006 upon the purchase of Sunrise relating to a terminated coal contract was no longer required. The amount had no effect on cash flows.

The table below reflects net income and net income per share excluding the $4.3 million for the nine months ended September 30, 2013:

Net income excluding the $4.3 million liability extinguishment	$15,281

Net income per share excluding the $4.3 million liability extinguishment
Basic and diluted	$0.53

45% Ownership in Savoy

Savoy operates almost exclusively in Michigan.  They have an interest in the Trenton-Black River Play in southern Michigan.  They hold 200,000 gross acres (about 100,000 net) in Hillsdale and Lenawee counties.   Drilling locations in this play are identified based on the evaluation of extensive 3-D seismic shoots. Savoy operates their own wells and their working interest averages between 40% and 50% and their net revenue interest averages between 34% and 42%. Savoy’s net daily oil production currently averages about 1,100 barrels of oil. Oil and liquids make up 98% of their oil and gas revenue.

The first nine months of 2013 may or may not be indicative for all of 2013 due to (i) the uncertainty of the outcome of Savoy’s drilling activity; (ii) the extent of their seismic activity (G&G costs) and (iii) the sustainability of these high oil prices.  Current oil prices are in excess of $95/barrel. Savoy does not have any oil price hedges in place.

The table below illustrates the growth in Savoy (to the 100%) comparing the first nine months of 2013 to 2012 (financial statement data in thousands):

	2013	2012
Revenue:
Oil	$24,081	$19,730
NGLs (natural gas liquids)	658	679
Natgas	549	267
Contract drilling	3,168	3,552
Other	988	357
Total revenue	29,444	24,585
Costs and expenses:
LOE (lease operating expenses)	4,060	3,451
Contract drilling costs	2,296	2,578
DD&A (depreciation, depletion & amortization)	4,634	2,843
G&G (geological and geophysical) costs	2,278	2,689
Dry hole costs	1,408	2,527
Impairment of unproved properties	3,472	2,950
Other exploration costs	275	195
G&A (general & administrative)	1,048	698
Total expenses	19,471	17,931
Net income	$9,973	$6,654

The information below is not in thousands:

Oil production – barrels	253,070	218,350
NGLs production – barrels	17,357	13,995
Natgas production – Mcf	156,328	97,240
Average oil prices/barrel for the nine months	$95.18	$90.36
Average NGL prices/barrel for the nine months	$37.90	$48.52
Average natgas prices/Mcf for the nine months	$3.52	$2.75

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 4.  MINE SAFETY DISCLOSURE

See Exhibit 95 to this Form 10-Q for a listing of our mine safety violations.

ITEM 5.  OTHER INFORMATION

2014 Annual Meeting

Our annual shareholders’ meeting is scheduled for Thursday morning, April 24, 2014 in New York City at a yet to be determined location near mid-town Manhattan.

Yorktown Distribution

As previously disclosed, Yorktown Energy Partners and its affiliated partnerships (Yorktown) have made eight distributions to their numerous partners totaling 6 million (750,000 per distribution) shares since May 2011.  In the past these distributions were made soon after we filed our Form 10-Qs and Form 10-Ks.  Currently they own 9.7 million shares of our stock representing about 34% of total shares outstanding.

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

HALLADOR ENERGY COMPANY

Date: November 5, 2013	/s/W. Anderson Bishop
W. Anderson Bishop, CFO and CAO