Form 10-Q
period 2014-03-31
HALLADOR ENERGY CO
filed 2014-05-02
CIK 788965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014 or
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

Issuer's telephone number: 303.839.5504
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

ndicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (do not check if a small reporting company)	☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ On May 1, 2014 we had 28,771,000 shares outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Consolidated Balance Sheet (in thousands, except share data)
	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,277	$16,228
Marketable securities	1,621
Accounts receivable	10,690	10,577
Prepaid income taxes	3,475	4,661
Coal inventory	6,405	4,778
Parts and supply inventory	2,726	2,826
Other	142	291
Total current assets	43,336	39,361

Coal properties, at cost:
Land and mineral rights	26,382	26,476
Buildings and equipment	151,414	148,077
Mine development	85,462	85,333
	263,258	259,886
Less - accumulated DD&A	(82,472)	(77,545)
	180,786	182,341
Investment in Savoy	17,444	16,733
Investment in Sunrise Energy	4,662	4,573
Other assets (Note 5)	16,805	17,405
	$263,033	$260,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,945	$10,357
Total current liabilities	9,945	10,357

Long-term liabilities:
Bank debt	16,000	16,000
Deferred income taxes	43,248	43,304
Asset retirement obligations	5,367	5,290
Other	2,299	2,128
Total long-term liabilities	66,914	66,722
Total liabilities	76,859	77,079

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized; 28,758 and 28,751 outstanding, respectively	287	287
Additional paid-in capital	88,346	87,872
Retained earnings	97,128	94,796
Accumulated other comprehensive income	413	379
Total stockholders’ equity	186,174	183,334
	$263,033	$260,413
See accompanying notes.

Consolidated Statement of Comprehensive Income
For the three months ended March 31,
(in thousands, except per share data)

	2014	2013
Revenue:
Coal sales	$33,016	$33,995
Equity income – Savoy	2,379	1,084
Equity income - Sunrise Energy	89	122
Other income (Note 5)	283	2,461
	35,767	37,662
Costs and expenses:
Operating costs and expenses	23,005	23,290
DD&A	4,959	4,560
Coal exploration costs	665	539
SG&A	1,971	1,976
Interest	465	376
	31,065	30,741

Income before income taxes	4,702	6,921

Less income taxes:
Current	1,232	801
Deferred	(56)	652
	1,176	1,453

Net income*	$3,526	$5,468

Net income per share:
Basic	$0.12	$0.19
Diluted	$0.12	$0.19

Weighted average shares outstanding:
Basic	28,757	28,529
Diluted	28,916	28,751
_________________________________________ *There is no material difference between net income and comprehensive income.
See accompanying notes.

Consolidated Statement of Cash Flows For the three months ended March 31, (in thousands)

	2014	2013
Operating activities:
Cash provided by operating activities	$6,179	$6,333

Investing activities:
Capital expenditures for coal properties	(2,936)	(8,604)
Marketable securities		(1,215)
Cash used in investing activities	(2,936)	(9,819)

Financing activities:
Dividends	(1,194)
Cash used in financing activities	(1,194)

Increase (decrease) in cash and cash equivalents	2,049	(3,486)
Cash and cash equivalents, beginning of period	16,228	21,888
Cash and cash equivalents, end of period	$18,277	$18,402

See accompanying notes.

Consolidated Statement of Stockholders’ Equity (in thousands)
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance January 1, 2014	28,751	$287	$87,872	$94,796	$379	$183,334

Stock-based compensation			488			488

Dividends				(1,194)		(1,194)

Net income				3,526		3,526

Other	7		(14)		34	20

Balance March 31, 2014	28,758	$287	$88,346	$97,128	$413	$186,174

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

The results of operations and cash flows for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.  To maintain consistency and comparability, certain 2013 amounts have been reclassified to conform to the 2014 presentation.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our consolidated financial statements filed as part of our 2013 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

The consolidated financial statements include the accounts of Hallador Energy Company and its wholly-owned subsidiary, Sunrise Coal, LLC (Sunrise).  All significant intercompany accounts and transactions have been eliminated.  We are engaged in the production of steam coal from mines located in western Indiana.  We own a 45% equity interest in Savoy Energy L.P., a private oil and gas company which has operations in Michigan, and a 50% interest in Sunrise Energy LLC, a private entity engaged primarily in natgas operations in the same vicinity as the Carlisle mine.

(2)   Bank Debt

During October 2012, Sunrise, our wholly-owned subsidiary, entered into a new credit agreement (the “Credit Agreement”) with PNC Bank, as administrative agent, and the lenders named therein. The Credit Agreement replaces the previous credit agreement we had with PNC. Closing costs on this new facility were about $1.5 million which were deferred and are being amortized over five years. Outstanding debt at March 31, 2014 was $16 million.

The Credit Agreement provides for a $165 million senior secured revolving credit facility. The facility matures in five years. The facility is collateralized by substantially all of Sunrise’s assets and we are the guarantor. We will draw on the facility as needed for development of our new projects in Illinois and Indiana.

All borrowings under the Credit Agreement bear interest, at LIBOR plus 2% if the leverage ratio is less than 1.5X (which it currently is), LIBOR plus 2.5% if the leverage ratio is over 1.5 but less than 2X and at LIBOR plus 3% if the leverage ratio is over 2X. LIBOR was 16 BPS at March 31, 2014. The maximum leverage ratio is 2.75X.  The leverage ratio is equal to funded debt/EBITDA. The annual commitment fee is 50 BPS but falls to 37.5 BPS if we borrow more than 33% of the facility.  The maximum that we can currently borrow is $116 million due to our current covenants. The Credit Agreement also imposes certain other customary restrictions and covenants as well as certain milestones we must meet in order to draw down the full amount.

(3)  Investment in Savoy

We own a 45% interest in Savoy Energy, L.P., a private company engaged in the oil and gas business primarily in the state of Michigan. Savoy uses the successful efforts method of accounting.  We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% is a condensed balance sheet at March 31, 2014 and a condensed statement of operations for the three months ended March 31, 2014 and 2013.

Condensed Balance Sheet

2014

Current assets	$26,384
Oil and gas properties, net	29,054
$55,438

Total liabilities	$14,676
Partners' capital	40,762
$55,438

Condensed Statement of Operations

	2014	2013

Revenue	$12,438	$9,022
Expenses	(7,161)	(6,618)
Net income	$5,277	$2,404

Late last year Savoy engaged Energy Spectrum Advisors Inc. (ESA) to market its Trenton-Black River (TBR) oil properties located in southeast Michigan. ESA has offices in Dallas and Houston. Information was posted to the ESA website in early March 2014.  Offers have been received and negotiations are pending.  Savoy expects to receive additional offers during the week of May 5, 2014.  If an offer is accepted, we will make a public disclosure.

(4)  Investment in Sunrise Energy

We own a 50% interest in Sunrise Energy, LLC which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for coal-bed methane gas reserves on or near our underground coal reserves. They use the successful efforts method of accounting. We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% is a condensed balance sheet at March 31, 2014 and a condensed statement of operations for the three months ended March 31, 2014 and 2013.

Condensed Balance Sheet

2014

Current assets	$3,319
Oil and gas properties, net	6,796
$10,115

Total liabilities	$803
Members' capital	9,312
$10,115

Condensed Statement of Operations

	2014	2013

Revenue	$782	$812
Expenses	(605)	(568)
Net income	$177	$244

(5)  Other Long-Term Assets and Other Income

	March 31, 2014	December 31, 2013
Long-term assets:
Advance coal royalties	$4,655	$4,693
Deferred financing costs, net	1,120	1,195
Marketable equity securities available for sale, at fair value (restricted)*	2,353	3,889
Ohio River Terminal (see Note 7)	2,790	2,836
Other	5,887	4,792
	$16,805	$17,405

______________________
*Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

	Three months ended March 31,
	2014	2013
Other income:
MSHA reimbursements*	$	$2,053
Coal storage fees	63	232
Miscellaneous	220	176
	$283	$2,461

_______________________
*See “MSHA Reimbursements” on page 17.

(6)  Self Insurance

In late August 2010 we decided to terminate the property insurance on our underground mining equipment. Such equipment is allocated among five mining units spread out over 14 miles.  The historical cost of such equipment is about $109 million.

(7)  Ohio River Terminal

On May 31, 2013 we purchased for $2.8 million a multi-commodity truck/barge terminal. Over 17 acres of secured area is available. The terminal is at mile point 743.8 on the Indiana bank of the Ohio River near the William Natcher Bridge between Rockport and Grandview, Indiana.  Currently the dock will handle third party commodities.  In the long term, we plan to ship coal through the dock.  The terminal is in close proximity to the NS railroad, the CSX railroad, and American Electric Power's Rockport generating power plant. We do not expect revenue from this asset until 2015.

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hallador Energy Company
Denver, Colorado

We have reviewed the accompanying condensed consolidated balance sheet of Hallador Energy Company and subsidiaries (the “Company”) as of March 31, 2014 and the related condensed consolidated statements of comprehensive income, cash flows, and stockholders’ equity for the three month periods ended March 31, 2014 and March 31, 2013.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2013, and the related consolidated statements of comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated February 28, 2014, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ EKS&H LLLP

May 2, 2014
Denver, Colorado

ITEM 2.   MD&A

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2013 FORM 10-K AND SHOULD BE READ IN CONJUNCTION THEREWITH.

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

Our largest contributor to revenue and earnings is the Carlisle underground coal mine located in western Indiana, about 30 miles south of Terre Haute.  For 2014 over 90% of our coal sales are to customers with large scrubbed coal-fired power plants in the state of Indiana.  Our mines and coal reserves are strategically located in close proximity to our primary customers, which reduces transportation costs and thus provides us with a competitive advantage with respect to those customers; our closest customer’s plant is 13 miles away and the farthest Indiana customer is 100 miles away.  We have access to our primary customers directly through either the CSX Corporation (NYSE:CSX) or through the Indiana Rail Road, majority owned by the CSX.

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

Our Coal Contracts

We have close relationships with our customers: Duke Energy Corporation (NYSE:DUK), Hoosier Energy, an electric cooperative, and Indianapolis Power & Light Company, a wholly-owned subsidiary of The AES Corporation (NYSE:AES). We also deliver coal to an Orlando utility through an arrangement we have with an affiliate of JP Morgan. We believe these Florida sales are an indication of the trend of ILB coal replacing CAAP coal that has traditionally supplied the southeast markets.

The table below illustrates the status of our current coal contracts:

Period	Contracted Tons	Average Price/Ton

Nine months ending December 31, 2014	2,758,000	$42.01
2015	1,900,000	42.96
2016	689,000	40.93**
_____________________
**During 2013, to accommodate one of our major customers, we entered into three separate agreements that allowed them to defer 338,000 tons originally to be delivered in 2013 to sometime in 2016. Under the agreements they agreed to pay us an average of $5.36/ton over the life of the deferral periods and we recognize the revenue accordingly; otherwise our average price/ton in 2016 would be $43.57.

We expect to continue selling a significant portion of our coal under supply agreements with terms of one year or longer. Typically, customers enter into coal supply agreements to secure reliable sources of coal at predictable prices while we seek stable sources of revenue to support the investments required to open, expand and maintain, or improve productivity at the mines needed to supply these contracts.  The terms of coal supply agreements result from competitive bidding and extensive negotiations with customers.

Current Projects

All of our underground coal reserves are high sulfur (4.5 - 6#) with a BTU content in the 11,500 range. As discussed below, the Ace surface mine is low sulfur (1.5#) with a BTU content of 11,400.  We have no met coal reserves, only steam (thermal) coal reserves. Below is a discussion of our current projects preceded by a table of our coal reserves.

Reserve Table - Controlled Tons (in millions):

		Year-End Reserves
		2013			2012
	Annual Capacity	Proven	Probable	Total	Proven	Probable	Total

Carlisle (assigned)	3.4	33.5	8.6	42.1	34.2	9.3	43.5
Ace in the Hole (assigned)	0.5	3.1		3.1	3.1		3.1
Bulldog (unassigned)		19.6	16.2	35.8	19.5	16.1	35.6
War Eagle (unassigned)		27.7	15.4	43.1	15.5	13.9	29.4
Total	3.9	83.9	40.2	124.1	72.3	39.3	111.6

Assigned				45.2			46.6
Unassigned				78.9			65.0
				124.1			111.6

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

The mine has several advantages as listed below:

•
SO2 - Historically, Carlisle has guaranteed a 6# SO2 product; however, with the addition of the Ace in the Hole Mine we can blend lower sulfur coal with Carlisle coal and guarantee a mid-sulfur product which should command a higher price and increase our customer base.  Few mines in the ILB have the ability to offer their customers various ranges of SO2. Carlisle has supplied coal to 11 different power plants.

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

New Mine (assigned) – Ace in the Hole Mine (Ace) (surface)

In November 2012 we purchased for $6 million permitted fee coal reserves, coal leases and surface properties near Clay City, Indiana in Clay County.  The Ace mine is 42 road miles northeast of the Carlisle Mine.  We control 3.1 million tons of proven coal reserves of which we own 1.2 million tons in fee.  We mine two primary seams of low sulfur coal which make up 2.9 million of the 3.1 million tons controlled.  Both of the primary seams are low sulfur (2# SO2).  Mine development began in late December 2012, and we began shipping coal in late August 2013.  We truck low sulfur coal from Ace to Carlisle to blend with Carlisle’s high sulfur coal. Many utilities in the southeastern U.S. have scrubbers with lower sulfur limits (4# SO2) which cannot accept the higher sulfur contents of the ILB (6# SO2). Blending Carlisle coal to a lower sulfur specification enables us to market Carlisle coal to more customers.  We currently have a contract at Carlisle which requires us to blend coal from Ace to meet sulfur specifications.  We also expect to ship low sulfur coal from Ace direct to unscrubbed customers that require low sulfur (2# SO2).  We expect the maximum capacity of Ace to be 500,000 tons annually.

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

Ohio River Terminal

On May 31, 2013 we purchased for $2.8 million a multi-commodity truck/barge terminal.  Over 17 acres of secured area is available.  The terminal is at mile point 743.8 on the Indiana bank of the Ohio River near the William Natcher Bridge between Rockport and Grandview, Indiana.  Currently the dock will handle third party commodities.  In the long term, we plan to ship coal through the dock.  The terminal is in close proximity to the NS railroad, the CSX railroad, and American Electric Power's Rockport generating power plant.  We do not expect revenue from this asset until 2015.

Liquidity and Capital Resources

Our capex budget for the remainder of 2014 is about $12 million.  At Carlisle we expect to spend $9 million for maintenance capex and $2.5 million for expansion capex.  At Ace we estimate maintenance capex to be about $500,000.  Cash from operations should fund these expenditures.  In addition, we have about $100 million available under our bank line.

We have no material off-balance sheet arrangements.

Capital Expenditures (capex)

For the 2014 first quarter our capex was about $3 million allocated as follows (in 000’s):

Carlisle - maintenance capex	$2,650
Ace - surface equipment	766
Other projects	51
Items accrued for but not paid	(531)
Capex per the Cash Flow Statement	$2,936

Results of Operations

Quarterly coal sales and cost data (in 000’s):

	2nd 2013	3rd 2013	4th 2013	1st 2014	T4Qs
Tons sold	774	817	757	776	3,124
Coal sales	$34,149	$34,985	$34,307	$33,016	$136,457
Average price/ton	44.12	42.82	45.32	42.55	43.68
Wash plant recovery in %	70.90	68.00	63.20	65.60
Operating costs	$22,262	$23,407	$23,934	$23,005	$92,608
Average cost/ton	28.76	28.65	31.62	29.65	29.64
Margin	11,887	11,578	10,373	10,011	43,849
Margin/ton	15.36	14.17	13.70	12.90	14.04
Capex	6,174	8,780	7,834	2,936	25,724

	2nd 2012	3rd 2012	4th 2012	1st 2013	T4Qs
Tons sold	743	810	752	840	3,145
Coal sales	$32,487	$36,152	$33,111	$33,995	$135,745
Average price/ton	43.72	44.63	44.03	40.47	43.16
Wash plant recovery in %	71.20	71.10	71.70	74.00
Operating costs	$18,816	$20,745	$21,745	$23,290	$84,596
Average cost/ton	25.32	25.61	28.91	27.73	26.90
Margin	13,671	15,407	11,366	10,705	51,149
Margin/ton	18.40	19.02	15.12	12.74	16.26
Capex	1,857	4,993	16,987	8,604	32,441

Year	Tons	Average Sales Price/ton	Average Cost/ton	Margin/ton	Margin (in millions)
2012	3,006,000	$43.70	$26.53	$17.17	$51.6
2013	3,188,000	43.11	29.14	13.97	44.5
Nine months ending December 31, 2014*	2,758,000	42.01	29.00	13.01	35.9
____________________________ *Sales are contracted for 2014. Average cost per ton is an estimate.

The cold weather we experienced during the 2014 first quarter was both a blessing and curse.  The coal burn was high but the freezing weather caused train delays and missed shipments.  The missed shipments caused our stockpiles to increase which translates to more handling time to keep the coal from burning and the coal deteriorates the longer it sits resulting in lower wash plant recovery.  We have limited space for our stockpiles so we had to cut production which lowers our productivity resulting in higher costs.  The train delays and missed shipments continued during the month of April.

We expect to make up the missed shipments throughout the year. Until the train issues are corrected, our second quarter mining costs will most likely approximate first quarter costs.  We continue to believe that our mining costs for the last half of 2014 will be $28.50/ton or lower.

Three months ended March 31, 2014 vs. 2013

For the first quarter of 2014, we sold 776,000 tons at an average price of $42.55/ton.  For the first quarter of 2013, we sold 840,000 tons at an average price of $40.47/ton.  Our average price for the remainder of 2014, based on our contracts, will be $42.01/ton.  The higher average price for first quarter 2014 is due to the mix of our various contracts and corresponding prices.  We expect our coal sales for the remainder of 2014 to be in the 2.7 million ton range as set forth in the table above.

Operating costs and expenses averaged $29.65/ton in 2014 compared to $27.73 in 2013.  The cold weather as discussed above caused the increase.  We expect such costs to average $29.00/ton or less for the remainder of 2014.

Our Indiana employees totaled 379 at March 31, 2014 compared to 351 at March 31, 2013.

Savoy’s activity is discussed below.

Earnings per Share

	2nd 2013	3rd 2013	4th 2013	1st 2014
Basic	$.29	$.17	$.16	$.12
Diluted	.28	.17	.16	.12

	2nd 2012	3rd 2012	4th 2012	1st 2013
Basic	$.23	$.22	$.18	$.19
Diluted	.23	.22	.17	.19

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

Income Taxes

During 2013 our effective tax rate was 25%.  For 2014, we are projecting an effective tax rate of 25% or slightly less.  Based on our projections, we are forecasting a total federal and state tax obligation in excess of existing prepayments of $3.5 million, resulting in additional outlays of cash for income taxes.  In addition, we expect the tax consequences between income tax and financial reporting purposes to result in a reduction to the deferred tax liability with a corresponding deferred tax benefit.

45% Ownership in Savoy

Late last year Savoy engaged Energy Spectrum Advisors Inc. (ESA) to market its Trenton-Black River (TBR) oil properties located in southeast Michigan. ESA has offices in Dallas and Houston. Information was posted to the ESA website in early March 2014.  Offers have been received and negotiations are pending.  Savoy expects to receive additional offers during the week of May 5.  If an offer is accepted, we will make a public disclosure.

The table below illustrates the growth in Savoy (to the 100% - in other words not shown proportionate to our 45% interest) comparing the first quarter of 2014 to 2013; (financial statement data in thousands):

	2014	2013
Revenue:
Oil	$9,067	$7,499
NGLs (natural gas liquids)	236	225
Natgas	347	134
Contract drilling	1,463	455
Other	1,325	709
Total revenue	12,438	9,022
Costs and expenses:
LOE (lease operating expenses)	1,557	1,310
Contract drilling costs	1,064	776
DD&A (depreciation, depletion & amortization)	1,339	1,209
G&G (geological and geophysical costs)	1,183	1,203
Dry hole costs	787	554
Impairment of unproved properties	721	1,147
Other exploration costs	110	80
G&A (general & administrative)	400	339
Total expenses	7,161	6,618
Net income	$5,277	$2,404

The information below is not in thousands:
Oil production – barrels	98,670	83,000
Average oil prices/barrel	$91.80	$90.35

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.  MINE SAFETY DISCLOSURE

See Exhibit 95 to this Form 10-Q for a listing of our mine safety violations.

ITEM 6.  EXHIBITS

15	Letter Regarding Unaudited Interim Financial Information
31	SOX 302 Certifications
32	SOX 906 Certification
95	Mine Safety Disclosure
101	Interactive Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: May 2, 2014	/s/W. Anderson Bishop
W. Anderson Bishop, CFO and CAO