Form 10-Q
period 2014-06-30
HALLADOR ENERGY CO
filed 2014-08-01
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

☐ Large accelerated filer	☑ Accelerated filer
☐ Non-accelerated filer (do not check if a small reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of August 1, 2014 we had 28,771,000 shares outstanding.

PART I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheet

(in thousands, except per share data)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$21,025	$16,228
Marketable securities	1,753
Accounts receivable	10,653	10,577
Prepaid income taxes	340	4,661
Coal inventory	6,448	4,778
Parts and supply inventory	2,609	2,826
Other	82	291
Total current assets	42,910	39,361
Coal properties, at cost:
Land and mineral rights	27,704	26,476
Buildings and equipment	155,405	148,077
Mine development	85,813	85,333
	268,922	259,886
Less - accumulated DD&A	(87,605)	(77,545)
	181,317	182,341
Investment in Savoy	18,582	16,733
Investment in Sunrise Energy	4,660	4,573
Other assets (Note 5)	17,000	17,405
	$264,469	$260,413
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,688	$10,357
Long-term liabilities:
Bank debt	16,000	16,000
Deferred income taxes	40,899	43,304
Asset retirement obligations	5,443	5,290
Other	1,448	2,128
Total long-term liabilities	63,790	66,722
Total liabilities	75,478	77,079
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred Stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized; 28,771 and 28,751 shares outstanding, respectively	287	287
Additional paid-in capital	89,141	87,872
Retained earnings	98,996	94,796
Accumulated other comprehensive income	567	379
Total stockholders’ equity	188,991	183,334
	$264,469	$260,413

See accompanying notes.

Consolidated Statement of Comprehensive Income

(in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Coal sales	$69,146	$68,144	$36,130	$34,149
Equity income - Savoy	4,514	2,447	2,135	1,363
Equity income (loss) - Sunrise Energy	87	347	(2)	225
Liability extinguishment (Note 9)		4,300		4,300
Other (Note 5)	480	3,160	197	699
	74,227	78,398	38,460	40,736
Costs and expenses:
Operating costs and expenses	49,101	45,552	26,096	22,262
DD&A	10,152	9,210	5,193	4,650
Coal exploration costs	1,191	986	526	447
SG&A	4,709	3,650	2,738	1,674
Interest	862	823	397	447
	66,015	60,221	34,950	29,480

Income before income taxes	8,212	18,177	3,510	11,256

Less income taxes:
Current	4,401	1,906	3,169	1,105
Deferred	(2,783)	2,638	(2,727)	1,986
	1,618	4,544	442	3,091

Net income (1)	$6,594	$13,633	$3,068	$8,165

Net income per share: (Note 8)
Basic	$0.22	$0.48	$0.10	$0.29
Diluted	$0.22	$0.47	$0.10	$0.28

Weighted average shares outstanding:
Basic	28,763	28,566	28,770	28,604
Diluted	29,001	28,849	29,057	28,763

(1) There is no material difference between net income and comprehensive income.

See accompanying notes.

Consolidated Condensed Statement of Cash Flows

(in thousands)

	Six months ended
	June 30,
	2014	2013
Operating activities:
Cash provided by operating activities	$16,437	$12,961

Investing activities:
Capital expenditures for coal properties	(9,126)	(14,778)
Ohio River Terminal		(2,823)
Purchase of marketable securities		(1,414)
Other		161
Cash used in investing activities	(9,126)	(18,854)

Financing activities:
Dividends	(2,394)	(1,159)
Other	(120)
Cash used in financing activities	(2,514)	(1,159)

Increase (decrease) in cash and cash equivalents	4,797	(7,052)
Cash and cash equivalents, beginning of period	16,228	21,888
Cash and cash equivalents, end of period	$21,025	$14,836

See accompanying notes.

4

Consolidated Statement of Stockholders' Equity

(in thousands)

		Common	Additional Paid-	Retained
	Shares	Stock	in Capital	Earnings	AOCI*	Total

Balance, January 1, 2014	28,751	$287	$87,872	$94,796	$379	$183,334

Stock-based compensation			1,322			1,322

Other	20		(53)		188	135

Dividends				(2,394)		(2,394)

Net income				6,594		6,594

Balance, June 30, 2014	28,771	$287	$89,141	$98,996	$567	$188,991

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

The results of operations and cash flows for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014. To maintain consistency and comparability, certain 2013 amounts have been reclassified to conform to the 2014 presentation.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our consolidated financial statements filed as part of our 2013 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

The consolidated financial statements include the accounts of Hallador Energy Company (the Company) and its wholly-owned subsidiary Sunrise Coal, LLC (Sunrise).  All significant intercompany accounts and transactions have been eliminated.  We are engaged in the production of steam coal from mines located in western Indiana.  We own a 45% equity interest in Savoy Energy, L.P., a private oil and gas company which has operations in Michigan and a 50% interest in Sunrise Energy, LLC, a private entity engaged in natgas operations in the same vicinity as the Carlisle mine.

(2)   Bank Debt

During October 2012, Sunrise Coal, our wholly-owned subsidiary, entered into a new credit agreement (the “Credit Agreement”) with PNC Bank, as administrative agent, and the lenders named therein. The Credit Agreement replaces the previous credit agreement we had with PNC. Closing costs on this new facility were about $1.5 million which were deferred and are being amortized over five years.  Outstanding debt at June 30, 2014 was $16 million.

The Credit Agreement provides for a $165 million senior secured revolving credit facility. The facility matures in five years. The facility is collateralized by substantially all of Sunrise’s assets and we are the guarantor. We will draw on the facility as needed for development of our new projects in Illinois and Indiana.

All borrowings under the Credit Agreement bear interest, at LIBOR plus 2% if the leverage ratio is less than 1.5X (which currently it is), LIBOR plus 2.5% if the leverage ratio is over 1.5 but less than 2X and at LIBOR plus 3% if the leverage ratio is over 2X. The maximum leverage ratio is 2.75X.  The leverage ratio is equal to funded debt/EBITDA. The annual commitment fee is 50 BPS but falls to 37.5 BPS if we borrow more than 33% of the facility.  The maximum that we can currently borrow is $102 million due to our current covenants. The Credit Agreement also imposes certain other customary restrictions and covenants as well as certain milestones we must meet in order to draw down the full amount.

See Note 10 regarding our agreement to purchase Vectren Fuels.

(3) Investment in Savoy

We own a 45% interest in Savoy Energy, L.P., a private company engaged in the oil and gas business primarily in the state of Michigan. Savoy uses the successful efforts method of accounting.  We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% is a condensed balance sheet at June 30, 2014, and a condensed statement of operations for the six months ended June 30, 2014 and 2013.

Condensed Balance Sheet

2014

Current assets	$31,544
Oil and gas properties, net	27,868
$59,412

Total liabilities	$16,234
Partners' capital	43,178
$59,412

Condensed Statement of Operations

	2014	2013

Revenue	$24,493	$18,373
Expenses	(14,480)	(12,946)
Net income	$10,013	$5,427

Late last year Savoy engaged Energy Spectrum Advisors Inc. (ESA) to market its Trenton-Black River oil properties located in southeast Michigan. ESA has offices in Dallas and Houston. Information was posted to the ESA website in early March 2014. Savoy terminated discussions with a prospective buyer and we are now exploring other alternatives to monetize our Savoy investment.

(4) Investment in Sunrise Energy

We own a 50% interest in Sunrise Energy, LLC, a private company engaged in the oil and gas business that develops and explores for coal-bed methane gas reserves on or near our underground coal reserves. They use the successful efforts method of accounting. We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% is a condensed balance sheet at June 30, 2014, and a condensed statement of operations for the six months ended June 30, 2014 and 2013.

Condensed Balance Sheet

2014

Current assets	$3,315
Oil and gas properties, net	6,837
$10,152

Total liabilities	$854
Members' capital	9,298
$10,152

Condensed Statement of Operations

	2014	2013

Revenue	$1,583	$1,691
Expenses	(1,409)	(997)
Net income	$174	$694

(5) Other Long-Term Assets and Other Income

	June 30, 2014	December 31, 2013

Long-term assets:
Advance coal royalties	$5,188	$4,693
Deferred financing costs, net	1,166	1,195
Marketable equity securities available for sale, at fair value (restricted)*	2,503	3,889
Ohio River Terminal (see Note 7)	2,744	2,836
Other	5,399	4,792
	$17,000	$17,405

*Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

	Six months ended
	June 30,
	2014	2013
Other income:
MSHA reimbursements*		$2,053
Coal storage fees	$83	586
Miscellaneous	397	521
	$480	$3,160

_______________________

*See “MSHA Reimbursements” on page 20.

(6) Self Insurance

In late August 2010 we decided to terminate the property insurance on our underground mining equipment. Such equipment is allocated among five mining units spread out over 14 miles.  The historical cost of such equipment is about $111 million.

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

(8) Earnings per Share

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities which for us are our outstanding RSUs (restricted stock units).

The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2014. The adjustments for 2013 were not significant (in thousands, except per share amounts):

	Six months	Three months
Numerator:
Net income	$6,594	$3,068
Less: earnings allocated to RSUs	(263)	(125)
Net income available to common shareholders	$6,331	$2,943
Denominator:
Average number of common shares outstanding	28,763	28,770
Potential dilutive shares	238	287
Average number of diluted shares outstanding	29,001	29,057
Earnings per share:
Basic	$0.22	$0.10
Diluted	$0.22	$0.10

(9) Liability Extinguishment

During the 2013 second quarter we concluded that an approximate $4.3 million liability we recorded during 2006 upon the purchase of Sunrise Coal relating to a terminated coal contract was no longer required. The amount had no effect on cash flows.

(10) Vectren Fuels Pending Acquisition

On July 1, 2014 Sunrise Coal, LLC entered into an agreement to purchase Vectren Fuels, Inc. (a wholly-owned coal mining subsidiary of Vectren Corporation (NYSE:VVC)).

Vectren Fuels, headquartered in Evansville, Indiana, owns three underground coal mines in southwestern Indiana, including the Oaktown 1 and Oaktown 2 mines in Oaktown, Indiana, and the Prosperity Mine located in Petersburg, Indiana.

The two underground mines in Oaktown, Indiana are seven miles south of our Carlisle underground mine. The purchase price is $296 million plus additional working capital adjustments, not to exceed a total of $325 million. Sunrise is working with its group of banks headed by PNC Bank to secure the necessary financing. We have been advised by PNC that commitments from the various banks in the syndication exceed the amount necessary to fund the acquisition. Closing is expected to occur around September 1, 2014.

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

Denver, Colorado

We have reviewed the accompanying condensed consolidated balance sheet of Hallador Energy Company and subsidiaries (the “Company”) as of June 30, 2014 and the related condensed consolidated statements of comprehensive income, cash flows, and stockholders’ equity for the three and six month periods ended June 30, 2014 and June 30, 2013. These financial statements are the responsibility of the Company’s management.

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

August 1, 2014

Denver, Colorado

ITEM 2. MD&A

The following discussion updates the MD&A section of our 2013

Form 10-K and should be read in conjunction therewith.

Our consolidated financial statements should be read in conjunction with this discussion.

Overview

The largest portion of our business is devoted to coal mining in the state of Indiana through Sunrise Coal, LLC (a wholly-owned subsidiary) serving the electric power generation industry.  We also own a 45% equity interest in Savoy Energy, L.P., a private oil and gas exploration company with operations in Michigan, and a 50% interest in Sunrise Energy, LLC, a private gas exploration company with operations in Indiana. We account for our investments in Savoy and Sunrise Energy using the equity method.

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

We see an increasing demand for coal produced in the Illinois Basin (ILB) in the future.  Demand for coal produced in the ILB is expected to grow at a rate faster than overall U.S. coal demand due to ILB coal having higher heating content than Powder River Basin (PRB) and lower cost structure than Central Appalachia (CAPP) coal. Many utilities are scrubbing to meet emission requirements beyond just sulfur compliance, even utilities that burn exclusively PRB.  Once scrubbed, those utilities are usually capable of burning ILB coal.  It is this trend of new scrubber installations coupled with rising CAPP cost structure that is leading to increased switching from CAPP coal to ILB coal.  Some fuel switching will also occur from PRB to ILB in newly scrubbed utilities located near ILB coal supply.

The majority of our coal is sold to investment grade customers who have scrubbed, “base load” power plants. Base load power plants are among the lowest cost producers of electricity and the first to be dispatched in the power grid. Due to the large investments made to these plants none of these plants are scheduled for retirement; thus we expect to be supplying these plants for many years.  It is not economical for the smaller, older, less efficient power plants to install scrubbers and other pollution control devices; accordingly, those type plants most likely will be retired in the coming years.

Vectren Fuels pending acquisition

On July 1, 2014 Sunrise Coal, LLC entered into an agreement to purchase Vectren Fuels, Inc. (a wholly-owned coal mining subsidiary of Vectren Corporation (NYSE:VVC)).

Vectren Fuels, headquartered in Evansville, Indiana, owns three underground coal mines in southwestern Indiana, including the Oaktown 1 and Oaktown 2 mines in Oaktown, Indiana, and the Prosperity Mine located in Petersburg, Indiana. The two underground mines in Oaktown, Indiana are seven miles south of our Carlisle underground mine.

The purchase price is $296 million plus additional working capital adjustments, not to exceed a total of $325 million. Sunrise is working with its group of banks headed by PNC Bank to secure the necessary financing. We have been advised by PNC that commitments from the various banks in the syndication exceed the amount necessary to fund the acquisition. Closing is expected to occur around September 1, 2014.

Oaktown 1, Oaktown 2, Carlisle and War Eagle will become one large underground complex representing 161 million tons of controlled reserves, with three portals, two wash plants and two rail facilities. During the last twelve months, the Oaktown mines sold 5.1 million tons of coal, the Prosperity mine sold 1.8 million tons and Sunrise sold 3.2 million tons from the Carlisle mine. Current 2015 coal sales commitments for the four mines stand at a total of 9 million tons.

The information below pertaining to the three mines we agreed to purchase from Vectren was taken directly from disclosures in Vectren’s 2013 Form 10-K. Additional disclosure regarding these mines is contained in Vectren’s Form 10-Q for the quarters ended March 31 and June 30, 2014.

All coal is high-to-mid sulfur bituminous coal from the Illinois Basin.  Vectren engaged contract mining companies to operate the coal mines.  Contract miners will not be utilized post losing. The three mines generated approximately $293 million in revenue in 2013, compared to $236 million in 2012.

Oaktown Mine Expansion

In April 2006, Vectren announced plans to open two new underground mines.  The first of two underground mines located near Vincennes, Indiana, began full operations in 2010. The second mine began operations during 2013. Reserves at the two mines are estimated at about 94 million tons of recoverable number-five coal at 11,200 BTU and less than 6-pound sulfur dioxide.

The Oaktown mine infrastructure is located on 1,100 acres near Oaktown in Knox County, Indiana.  Oaktown’s location is within 50 miles of multiple coal-fired power plants.  It is estimated approximately 25,000 acres of coal will be mined during the life of both mines.  Through December 31, 2013, approximately 2,353 acres of coal have been mined with approximately 22,647 acres remaining.  Access to the Oaktown 1 mine was accomplished via a 90 foot deep box cut and a 2,200 foot slope on a 14 percent grade, reaching coal in excess of 375 feet below the surface.  Access to the Oaktown 2 mine is via an 80 foot deep box cut and a 2,600 foot slope on a 14 percent grade, reaching coal in excess of 400 feet below the surface.

Both Oaktown mines are room and pillar underground mines meaning that main airways and transportation entries are developed and maintained while remote-controlled continuous miners extract coal from so-called rooms by removing coal from the seam, leaving pillars to support the roof.  Shuttle cars or similar transportation are used to transport coal to a conveyor belt for transport to the surface.  The two Oaktown mines are separated by a sandstone channel.  The coal seam thickness ranges from 4 feet to over 9 feet.  The mine’s wash plant was originally sized to process 800 tons per hour and has been expanded to 1,600 tons per hour to accommodate the second mine.  The two mines are connected to a railway equipped to handle 110 to 120 car unit trains.  Coal is also transported via truck to customers, which include Vectren’s power supply operations and other third party utilities.  The total plant and development costs to date for the Oaktown mining complex are $291 million, inclusive of advance royalty payments.  The remaining unamortized plant balance as of December 31, 2013 approximates $212 million, inclusive of $41 million of land and buildings, $169 million of mine development and equipment, and $2 million in advance royalty payments.

Prosperity Mine

Prosperity is an underground mine located on 1,100 surface acres outside of Petersburg in Pike County, Indiana. Prosperity is also a room and pillar mine where coal removal is accomplished with continuous mining machines. The mine entrance slopes gradually for 500 ft on a 9 degree grade and is more than 250 feet below ground level. The coal seam varies in thickness from 4-1/2 to 6 feet.  The mine has a wash plant sized to process 1,000 tons per hour. The mine is connected to a railway and can handle 110 to 120 car unit trains. Coal is also transported via truck to customers, which include Vectren's power supply operations and other third party utilities. The mine opened in 2001, and the total plant and development costs to date are $219 million. The remaining unamortized plant balance as of December 31, 2013 approximates $80 million, inclusive of $6 million of land and buildings and $74 million of mine development and equipment.

Our Coal Contracts

We have close relationships with our customers: Duke Energy Corporation (NYSE:DUK), Hoosier Energy, an electric cooperative, and Indianapolis Power & Light Company, a wholly-owned subsidiary of The AES Corporation (NYSE:AES). We also deliver coal to an Orlando utility through an arrangement we have with an affiliate of JP Morgan. We believe these Florida sales are an indication of the trend of ILB coal replacing CAPP coal that has traditionally supplied the southeast markets.

The table below illustrates the status of our current coal contracts:

Period	Contracted Tons	Average Price/Ton

Six months ending December 31, 2014*	1,911,000	$41.58
2015	2,020,000	42.87
2016	689,000	40.93	**

*Due to rail shipping delays, it is possible that 100,000 tons to 200,000 tons will be pushed into 2015 business.

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

New Mine (assigned) – Ace in the Hole Mine (Ace) (surface)

In November 2012 we purchased for $6 million permitted fee coal reserves, coal leases and surface properties near Clay City, Indiana in Clay County.  The Ace mine is 42 road miles northeast of the Carlisle Mine.  We control 3.1 million tons of proven coal reserves of which we own 1.2 million tons in fee.  We mine two primary seams of low sulfur coal which make up 2.8 million of the 3.1 million tons controlled.  Both of the primary seams are low sulfur (2# SO2).  Mine development began in late December 2012, and we began shipping coal in late August 2013.  We truck low sulfur coal from Ace to Carlisle to blend with Carlisle’s high sulfur coal. Many utilities in the southeastern U.S. have scrubbers with lower sulfur limits (4# SO2) which cannot accept the higher sulfur contents of the ILB (6# SO2). Blending Carlisle coal to a lower sulfur specification enables us to market Carlisle coal to more customers.  We currently have a contract at Carlisle which requires us to blend coal from Ace to meet sulfur specifications.  We also expect to ship low sulfur coal from Ace direct to unscrubbed customers that require low sulfur (2# SO2).  We expect the maximum capacity of Ace to be 500,000 tons annually.

New Reserve (unassigned) - Bulldog Mine (underground)

We have leased roughly 19,300 acres in Vermillion County, Illinois near the village of Allerton.  Based on our reserve estimates we currently control 35.8 million tons of coal reserves. A considerable amount of our leased acres has yet to receive any exploratory drilling, thus we anticipate our controlled reserves to grow as we continue drilling in 2014.  The permitting process was started in the summer of 2011, and we filed the formal permit with the state of Illinois and the appropriate Federal regulators during June 2012.  In July 2014, we were notified by the Illinois Department of Natural Resources (ILDNR) that our permit had been deemed complete which starts the timeline for the ILDNR public review process. It is our estimation that our permit will be approved or denied no later than mid-March 2015.

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

Upon closing of the Vectren acquisition, we will be able to access the War Eagle reserves from the Oaktown 2 portal without spending the aforementioned $150 million in development costs. Consequently we will be able to classify these reserves as “assigned.”

Unassigned reserves represent coal reserves that would require new mineshafts, mining equipment, and plant facilities before operations could begin on the property. The primary reason for this distinction is to inform investors which coal reserves will require substantial capital expenditures before production can begin.

Ohio River Terminal

On May 31, 2013 we purchased for $2.8 million a multi-commodity truck/barge terminal. Over 17 acres of secured area is available. The terminal is at mile point 743.8 on the Indiana bank of the Ohio River near the William Natcher Bridge between Rockport and Grandview, Indiana.  Currently the dock will handle third party commodities.  In the long term, we plan to ship coal through the dock.  The terminal is in close proximity to the NS railroad, the CSX railroad, and American Electric Power's Rockport generating power plant.  We do not expect significant revenue from this asset until 2015.

Liquidity and Capital Resources

Our capex budget for the remainder of 2014 is about $8 million.  At Carlisle we expect to spend $7.5 million for maintenance capex. At Ace we estimate maintenance capex to be about $500,000. Cash from operations should fund these expenditures.

As discussed in Note 10 we will fund the Vectren acquisition with the new PNC facility.

We have no material off-balance sheet arrangements.

Capital Expenditures (capex)

For the 2014 first half our capex was about $9 million allocated as follows (in 000’s):

Carlisle - maintenance capex	$6,624
Ace - surface equipment	1,586
Bulldog-land and easements	751
Other projects	165
Capex per the Cash Flow Statement	$9,126

Results of Operations

Quarterly coal sales and cost data (in 000’s):

	3rd 2013	4th 2013	1st 2014	2nd 2014	T4Qs
Tons sold	817	757	776	847	3,197
Coal sales	$34,985	$34,307	$33,016	$36,130	$138,438
Average price/ton	42.82	45.32	42.55	42.66	43.30
Wash plant recovery in %	68.00	63.20	65.60	67.50
Operating costs	$23,407	$23,934	$23,005	$26,096	$96,442
Average cost/ton	28.65	31.62	29.65	30.81	30.16
Margin	11,578	10,373	10,011	10,034	41,996
Margin/ton	14.17	13.70	12.90	11.85	13.14
Capex	8,780	7,834	2,936	6,190	25,740

	3rd 2012	4th 2012	1st 2013	2nd 2013	T4Qs
Tons sold	810	752	840	774	3,176
Coal sales	$36,152	$33,111	$33,995	$34,149	$137,407
Average price/ton	44.63	44.03	40.47	44.12	43.26
Wash plant recovery in %	71.10	71.70	74.00	70.90
Operating costs	$20,745	$21,745	$23,290	$22,262	$88,042
Average cost/ton	25.61	28.91	27.73	28.76	27.72
Margin	15,407	11,366	10,705	11,887	49,365
Margin/ton	19.02	15.12	12.74	15.36	15.54
Capex	4,993	16,987	8,604	6,174	36,758

Year	Tons	Average Sales Price/ton	Average Cost/ton	Margin/ton	Margin (in millions)
2012 (actual)	3,006	$43.70	$26.53	$17.17	$51.6
2013 (actual)	3,188	43.11	29.14	13.97	44.5
Six months ended June 30, 2014 (actual)	1,623	42.60	30.25	12.35	20
Six months ending December 31, 2014*	1,911	41.58	29-30	12.58 - 11.58	24-22

*Sales are contracted for 2014. Average cost per ton is an estimate.

The cold weather we experienced during the 2014 first quarter was both a blessing and curse. The coal burn was high but the freezing weather caused train delays and missed shipments.  The missed shipments caused our stockpiles to increase which translates to more handling time to keep the coal from burning and the coal deteriorates the longer it sits resulting in lower wash plant recovery. We have limited space for our stockpiles so we had to cut production which lowers our productivity resulting in higher costs. The train delays and missed shipments continued during the month of April and May.

We hope to make up the missed shipments throughout the year but it is possible that 100,000 tons to 200,000 tons will not be shipped and be pushed into 2015 business. We continue to believe that our mining costs for the last half of 2014 will be $29-30/ton or lower.

First Half 2014 vs. 2013

For the first half of 2014, we sold 1,623,000 tons at an average price of $42.60/ton.  For the first half of 2013, we sold 1,614,000 tons at an average price of $42.22/ton. The slightly higher average price for the first half 2014 is due to the mix of our various contracts.

Operating costs and expenses averaged $30.25/ton in 2014 compared to $28.22 in 2013.  The cold weather and the missed shipments discussed above caused the increase. In addition in April 2014 we made a one-time payment to our mining employees that increased our per ton cost by about $1.50. Our Indiana employees totaled 383 at June 30, 2014 compared to 355 at June 30, 2013.

SG&A expense increased significantly for several reasons: (i) legal fees incurred with respect to the Vectren acquisition were about $325,000; (ii) we contributed $100,0000 to political candidates and PACs who support the coal mining industry; (iii) stock based compensation increased by about $200,000; and (iv) health care benefits increased by about $230,000. We are self-insured for the first $110,000 per person with an annual cap of $5.5 million. We paid for some non-routine treatments during the first six months of 2014.

Savoy’s activity is discussed below.

Three months ended June 30, 2014 vs. 2013

For the second quarter of 2014, we sold 847,000 tons at an average price of $42.66/ton.  For the second quarter of 2013, we sold 774,000 tons at an average price of $44.12/ton.

Operating costs and expenses averaged $30.81/ton in 2014 compared to $28.76 in 2013.  The reasons for the increase are discussed above.

See above for an explanation of the increase in SG&A.

Earnings per Share

	3rd 2013	4th 2013	1st 2014	2nd 2014
Basic	$.17	$.16	$.12	$.10
Diluted	.17	.16	.12	.10

	3rd 2012	4th 2012	1st 2013	2nd 2013
Basic	$.22	$.18	$.19	$.29
Diluted	.22	.17	.19	.28

MSHA Reimbursements

Some of our coal contracts allow us to pass on certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies. We do not recognize any revenue until customers have notified us that they accept the charges.

We submitted our incurred costs for 2011 in October 2012 for $3.7 million. $2.1 million in reimbursements were recorded in the first quarter 2013 and $1.6 million were recorded in the fourth quarter.  Based on past experience we expect to collect the 2012 costs in 2014 and the 2013 costs in 2015. Due to the time involved relating to the pending Vectren acquisition, we do not expect to submit our incurred costs for 2012 until the fourth quarter of 2014.

Income Taxes

During 2013 our effective tax rate was 25%. For 2014, we are projecting an effective tax rate of 20%.  Based on our projections, we are forecasting a total federal and state tax obligation in excess of existing prepayments resulting in additional outlays of cash for income taxes.  In addition, we expect the tax consequences between income tax and financial reporting purposes to result in a reduction to the deferred tax liability with a corresponding deferred tax benefit.

45% Ownership in Savoy

Late last year Savoy engaged Energy Spectrum Advisors Inc. (ESA) to market its Trenton-Black River oil properties located in southeast Michigan. ESA has offices in Dallas and Houston. Information was posted to the ESA website in early March 2014. Savoy terminated discussions with a prospective buyer and we are now exploring other alternatives to monetize our Savoy investment.

The table below illustrates the growth in Savoy (to the 100% - in other words not shown proportionate to our 45% interest) comparing the first half of 2014 to 2013 (financial statement data in thousands):

	2014	2013
Revenue:
Oil	$18,795	$14,758
NGLs (natural gas liquids)	524	409
Natgas	742	345
Contract drilling	1,938	1,345
Other	2,494	1,516
Total revenue	24,493	18,373
Costs and expenses:
LOE (lease operating expenses)	3,339	2,482
Contract drilling costs	1,913	1,684
DD&A (depreciation, depletion & amortization)	3,072	2,395
G&G (geological and geophysical costs)	2,170	2,386
Dry hole costs	1,686	711
Impairment of unproved properties	1,271	2,391
Other exploration costs	188	173
G&A (general & administrative)	841	724
Total expenses	14,480	12,946
Net income	$10,013	$5,427

The information below is not in thousands:
Oil production – barrels	198,000	163,000
Average oil prices/barrel	$94.74	$90.78

Critical Accounting Estimates

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

Yorktown Distributions

As previously disclosed, Yorktown Energy Partners and its affiliated partnerships (Yorktown) have made eight distributions to their numerous partners totaling 6 million (750,000 per distribution) shares since May 2011. In the past these distributions were made soon after we filed our Form 10-Qs and Form 10-Ks. Currently they own 9.7 million shares of our stock representing about 34% of total shares outstanding. Their last distribution was made in August 2013.

We have been informed by Yorktown that they have not made any determination as to the disposition of their remaining Hallador stock. While we do not know Yorktown’s ultimate strategy to realize the value of their Hallador investment for their partners, we expect that over time such distributions will increase our liquidity and float.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

At June 30, 2014 our public float exceed the $75 million threshold used to determine our filing status.

Consequently we are no longer a Smaller Reporting Company (SRC) and will be required to have EKS&H, our auditors, provide an audit report on our internal controls to be included in our Form 10-K for the year ending December 31, 2014. Such Form 10-K will continue to provide scaled SRC-level disclosures; the larger reporting company disclosures will commence in our Form 10-Q for the quarter ended March 31, 2015.

PART II - Other Information

ITEM 4. MINE SAFETY DISCLOSURE

See Exhibit 95 to this Form 10-Q for a listing of our mine safety violations.

ITEM 6. EXHIBITS

10.26	Stock Purchase Agreement (Vectren Fuels) – IBR to Form 8-K dated July 8, 2014
15	Letter Regarding Unaudited Interim Financial Information
31	SOX 302 Certifications
32	SOX 906 Certification
95	Mine Safety Report
101	Interactive Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: August 1, 2014	/s/W. Anderson Bishop
W. Anderson Bishop, CFO and CAO

