Form 10-Q
period 2014-09-30
HALLADOR ENERGY CO
filed 2014-11-10
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

Yes ☐ No ☑

As of November 10, 2014 we had 28,778,000 shares outstanding.

PART I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheet

(in thousands)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$22,018	$16,228
Marketable securities	1,720
Accounts receivable	35,698	10,577
Amounts due from Vectren	8,200
Prepaid income taxes	2,541	4,661
Coal inventory	17,883	4,778
Parts and supply inventory	14,902	2,826
Other	4,173	291
Total current assets	107,135	39,361
Coal properties, at cost:
Land and mineral rights	130,492	26,476
Buildings and equipment	335,059	148,077
Mine development	86,395	85,333
	551,946	259,886
Less - accumulated DD&A	(94,523)	(77,545)
	457,423	182,341
Investment in Savoy	19,258	16,733
Investment in Sunrise Energy	4,764	4,573
Other assets (Note 5)	22,377	17,405
	$610,957	$260,413
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$19,688	$
Accounts payable and accrued liabilities	29,512	10,357
Total current liabilities	49,200	10,357
Long-term liabilities:
Bank debt	325,938	16,000
Deferred income taxes	39,237	43,304
Asset retirement obligations	11,856	5,290
Other	1,838	2,128
Total long-term liabilities	378,869	66,722
Total liabilities	428,069	77,079
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized;
28,778 and 28,751 shares outstanding, respectively	287	287
Additional paid-in capital	90,112	87,872
Retained earnings	92,029	94,796
Accumulated other comprehensive income	460	379
Total stockholders’ equity	182,888	183,334
	$610,957	$260,413

See accompanying notes.

Consolidated Statement of Comprehensive Income (Loss)

(in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Coal sales	$133,910	$103,129	$64,764	$34,985
Equity income - Savoy	5,731	4,495	1,217	2,048
Equity income - Sunrise Energy	191	519	104	172
Liability extinguishment (Note 9)		4,300
Other (Note 5)	717	3,615	237	455
	140,549	116,058	66,322	37,660
Costs and expenses:
Operating costs and expenses	101,689	68,959	52,588	23,407
DD&A	17,131	13,982	6,979	4,772
Coal exploration costs	1,907	1,725	716	739
SG&A	7,220	5,586	2,511	1,936
Interest	2,687	1,131	1,825	308
Write off deferred financing costs	1,021		1,021
Vectren deal costs (Note 10)	7,891		7,891
	139,546	91,383	73,531	31,162

Income (loss) before income taxes	1,003	24,675	(7,209)	6,498

Less income taxes:
Current	4,244	1,297	(157)	(609)
Deferred	(4,067)	4,915	(1,284)	2,277
	177	6,212	(1,441)	1,668

Net income (loss) (1)	$826	$18,463	$(5,768)	$4,830

Net income (loss) per share: (Note 8)
Basic	$0.03	$0.65	$(0.20)	$0.17
Diluted	$0.03	$0.64	$(0.20)	$0.17

Weighted average shares outstanding:
Basic	28,766	28,580	28,772	28,607
Diluted	29,108	28,851	29,310	28,838

(1) There is no material difference between net income (loss) and comprehensive income (loss).

See accompanying notes.

Consolidated Condensed Statement of Cash Flows

(in thousands)

	Nine months ended
	September 30,
	2014	2013
Operating activities:
Cash provided by operating activities	$20,730	$20,310

Investing activities:
Capital expenditures for coal properties	(14,326)	(23,558)
Ohio River Terminal		(2,866)
Vectren Fuels acquisition	(319,762)
Other		256
Cash used in investing activities	(334,088)	(26,168)

Financing activities:
Dividends	(3,593)	(2,317)
Bank borrowings	350,000
Payments on bank debt	(20,375)
Deferred financing costs	(6,884)
Cash provided by (used in) financing activities	319,148	(2,317)

Increase (decrease) in cash and cash equivalents	5,790	(8,175)
Cash and cash equivalents, beginning of period	16,228	21,888
Cash and cash equivalents, end of period	$22,018	$13,713

See accompanying notes.

4

Consolidated Statement of Stockholders' Equity

(in thousands)

		Common	Additional Paid-	Retained
	Shares	Stock	in Capital	Earnings	AOCI*	Total

Balance, January 1, 2014	28,751	$287	$87,872	$94,796	$379	$183,334

Stock-based compensation	7		2,289			2,289

Other	20		(49)		81	32

Dividends				(3,593)		(3,593)

Net income				826		826

Balance, September 30, 2014	28,778	$287	$90,112	$92,029	$460	$182,888

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

The results of operations and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014. To maintain consistency and comparability, certain 2013 amounts have been reclassified to conform to the 2014 presentation.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our consolidated financial statements filed as part of our 2013 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

The consolidated financial statements include the accounts of Hallador Energy Company (the Company) and its wholly-owned subsidiary Sunrise Coal, LLC (Sunrise) and Sunrise’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We are engaged in the production of steam coal from mines located in western Indiana.  We own a 40% equity interest in Savoy Energy, L.P., a private oil and gas company which has operations in Michigan and a 50% interest in Sunrise Energy, LLC, a private entity engaged in natgas operations in the same vicinity as the Carlisle mine.

(2) Bank Debt

To finance the Vectren Fuels acquisition (see Note 10) we entered into a credit agreement with PNC Bank as administrative agent for a group of several other banks. The credit agreement allows for a $250 million revolver and a $175 million term loan. Considering the acquisition and the payment of bank fees, our debt at September 30, 2014 is $345.6 million. The maximum that we can currently borrow is $398 million due to the covenants. The credit facility is collateralized by substantially all of Sunrise’s assets and we are the guarantor. Bank fees and other costs incurred in connection with this new facility were about $6.8 million which were deferred and are being amortized over five years. Deferred financing costs, associated with our previous credit facility, approximated $1 million and were expensed.

All borrowings under the credit agreement bear interest at LIBOR plus 2.25% if the leverage ratio is less than 1X; LIBOR plus 2.5% if the leverage ratio is over 1X but less than 1.5X; LIBOR plus 2.75% if the ratio is over 1.5X but less than 2X; LIBOR plus 3% if the ratio is over 2X but less than 2.5X and at LIBOR plus 3.5% if the leverage ratio is over 2.5X (which it currently is). We are required to pay at the highest rate (LIBOR plus 3.5%) through the first quarter of 2015. The maximum leverage ratio is currently 3.25X.  The leverage ratio is equal to funded debt/EBITDA. We entered into swap agreements to fix the LIBOR component of the interest rate to achieve an effective fixed rate of no greater than 5% on 100% ($175 million) of the term loan and on $100 million of the revolver. The revolver steps down 10% each quarter commencing March 31, 2016. As of September 30, 2014 these two interest rate swaps had a de minimus fair value.

The credit agreement also imposes certain other customary restrictions and covenants as well as certain milestones we must meet in order to draw down the full amount. Any non-tax cash distributions from Savoy are required to be applied toward the debt. The term loan requires annual amortization during the five years at 10%, 15%, 15%, 20%, and 20% with a balloon at maturity.

The credit agreement matures on August 29, 2019, but we have the right to prepay the loan at any time without penalty.

(3) Investment in Savoy

We currently own a 40% interest in Savoy Energy, L.P., a private company engaged in the oil and gas business primarily in the state of Michigan. Savoy uses the successful efforts method of accounting. We account for our interest using the equity method of accounting. Our ownership was 45% but was decreased on October 1, 2014 due to the exercise of options by Savoy’s management.

Below (in thousands) to the 100% is a condensed balance sheet at September 30, 2014, and a condensed statement of operations for the nine months ended September 30, 2014 and 2013.

Condensed Balance Sheet

2014

Current assets	$27,247
Oil and gas properties, net	28,940
$56,187

Total liabilities	$10,814
Partners' capital	45,373
$56,187

Condensed Statement of Operations

	2014	2013

Revenue	$32,135	$29,444
Expenses	(19,423)	(19,471)
Net income	$12,712	$9,973

Late last year Savoy engaged Energy Spectrum Advisors Inc. (ESA) to market its Trenton-Black River oil properties located in southeast Michigan. No acceptable offers were received. Marketing efforts are on hold until oil prices recover. Savoy made a $12 million cash distribution in early October 2014; our share was $4.9 million; such amount was applied toward our bank debt.

(4) Investment in Sunrise Energy

We own a 50% interest in Sunrise Energy, LLC, a private company engaged in the oil and gas business that develops and explores for coal-bed methane gas reserves on or near our underground coal reserves. They use the successful efforts method of accounting. We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% is a condensed balance sheet at September 30, 2014, and a condensed statement of operations for the nine months ended September 30, 2014 and 2013.

Condensed Balance Sheet

2014

Current assets	$3,496
Oil and gas properties, net	6,745
$10,241

Total liabilities	$724
Members' capital	9,517
$10,241

Condensed Statement of Operations

	2014	2013

Revenue	$2,328	$2,551
Expenses	(1,945)	(1,513)
Net income	$383	$1,038
8

(5) Other Long-Term Assets and Other Income

	September 30, 2014	December 31, 2013

Long-term assets:
Advance coal royalties	$5,462	$4,693
Deferred financing costs, net	6,855	1,195
Marketable equity securities available for sale, at fair value (restricted)*	2,374	3,889
Ohio River Terminal (see Note 7)	2,698	2,836
Other	4,988	4,792
	$22,377	$17,405

*Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

	Nine months ended
	September 30,
	2014	2013
Other income:
MSHA reimbursements*		$2,053
Coal storage fees	$83	964
Miscellaneous	634	598
	$717	$3,615

*See “MSHA Reimbursements” on page 20.

(6) Self Insurance

In late August 2010 we decided to terminate the property insurance on our underground mining equipment. Such equipment is allocated among 13 mining units spread out over 23 miles. The historical cost of such equipment is about $245 million.

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

(8) Net Income (Loss) per Share

We compute net income (loss) per share using the two-class method, which is an allocation formula that determines net income (loss) per share for common stock and participating securities which for us are our outstanding RSUs (restricted stock units).

The following table sets forth the computation of net income (loss) per share for the nine and three months ended September 30, 2014. The adjustments for 2013 were not significant (in thousands, except per share amounts):

	Nine months	Three months
Numerator:
Net income (loss)	$826	$(5,768)
Less: earnings allocated to RSUs	(23)
Net income (loss) available to common shareholders	$803	$(5,768)

Denominator:
Average number of common shares outstanding	28,766	28,772
Potential dilutive shares	342	538
Average number of diluted shares outstanding	29,108	29,310

Net income (loss) per share:
Basic	$0.03	$(0.20)
Diluted	$0.03	$(0.20)

(9) Liability Extinguishment

During the 2013 second quarter we concluded that an approximate $4.3 million liability we recorded during 2006 upon the purchase of Sunrise Coal relating to a terminated coal contract was no longer required. The amount had no effect on cash flows.

(10) Vectren Fuels Acquisition

On August 29, 2014, we consummated the acquisition of all the common stock of Vectren Fuels, Inc. (VFI) for $320 million, which was accounted for as a business acquisition requiring measurement of acquired assets and assumed liabilities at their estimated fair value in applying purchase accounting. The estimated fair values are based on market participant assumptions. The acquisition was financed through a new debt facility, and the preliminary purchase price allocation and use of proceeds from the new debt facility were as follows (assets not received or liabilities not assumed were retained by the parent company of VFI):

Assets received:
Accounts receivable	$25,109
Coal inventory	21,484
Parts and supply inventory	13,176
Advance royalties	685
Prepaid expenses	909
Land and mineral rights	103,577
Buildings and equipment	174,180
Total assets received	339,120

Liabilities assumed:
Accounts payable and accrued liabilities	12,808
Asset retirement obligations	6,550
Total liabilities assumed	19,358

Total consideration paid for VFI	$319,762

Use of proceeds from new debt facility:
Cash	$1,805
Consideration paid for VFI	319,762
Deferred financing costs	6,163
Payoff existing debt facility	16,149
Acquisition costs paid at closing	6,121
Total	$350,000

The allocation of the purchase price is preliminary pending the completion of various analyses and the finalization of estimates. During the measurement period (which is not to exceed one year from the acquisition date), additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary allocation may be adjusted after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates. These adjustments may be significant and will be accounted for retrospectively. The closing expenses include certain contract termination costs related to the termination of a contract post combination, which was to our benefit.

The acquisition generated $26.6 million of revenue and $2.5 million of pretax income since the August 29, 2014 acquisition date, and these amounts are included in our operations for the nine months ended September 30, 2014.

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition occurred on January 1, 2013. The unaudited pro forma results have been prepared based on estimates and assumptions, which we believe are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on January 1, 2013, or of future results of operations. Vectren deal costs of $7.9 million have been excluded from the pro forma amounts.

	Nine Months Ended September 30,
	2014	2013
	(In thousands, except per share data)
Total Revenues
As reported	$140,549	$116,058
Pro forma	$361,464	$335,625
Net income applicable to common shareholders
As reported	$826	$18,463
Pro forma	$33,843	$34,877
Basic net income per share applicable to common shareholders
As reported	$0.03	$0.65
Pro forma	$1.18	$1.22

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

Denver, Colorado

We have reviewed the accompanying condensed consolidated balance sheet of Hallador Energy Company and subsidiaries (the “Company”) as of September 30, 2014 and the related condensed consolidated statements of comprehensive income (loss), cash flows, and stockholders’ equity for the three and nine month periods ended September 30, 2014 and September 30, 2013. These financial statements are the responsibility of the Company’s management.

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

November 10, 2014

Denver, Colorado

ITEM 2. MD&A

The following discussion updates the MD&A section of our 2013 Form 10-K and should be read in conjunction therewith.

Our consolidated financial statements should be read in conjunction with this discussion.

Overview

The largest portion of our business is devoted to coal mining in the state of Indiana through Sunrise Coal, LLC (a wholly-owned subsidiary) serving the electric power generation industry.  We also own a 40% equity interest in Savoy Energy, L.P., a private oil and gas exploration company with operations in Michigan, and a 50% interest in Sunrise Energy, LLC, a private gas exploration company with operations in Indiana. We account for our investments in Savoy and Sunrise Energy using the equity method.

Our largest contributor to revenue and earnings has been the Carlisle underground coal mine located in western Indiana, about 30 miles south of Terre Haute.  We now expect both Oaktown 1 and Oaktown 2 to significantly contribute to revenue and earnings. For 2014 over 86% of our coal sales are to customers with large scrubbed coal-fired power plants in the state of Indiana. Our mines and coal reserves are strategically located in close proximity to our primary customers, which reduces transportation costs and thus provides us with a competitive advantage with respect to those customers; our closest customer’s plant is 13 miles away and the farthest Indiana customer is 100 miles away. We have access to our primary customers directly through either the CSX Corporation (NYSE:CSX) or through the Indiana Rail Road, majority owned by the CSX.

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

Vectren Fuels Acquisition

On August 29, 2014, we consummated the acquisition of Vectren Fuels, Inc. (VFI) for $320 million. See Note 10 to the financial statements.

Vectren Fuels, headquartered in Evansville, Indiana, owned three underground coal mines in southwestern Indiana, including the Oaktown 1 and Oaktown 2 mines in Oaktown, Indiana, and the Prosperity Mine located in Petersburg, Indiana. We idled the Prosperity Mine on August 29, 2014. The two underground mines in Oaktown, Indiana are seven miles south of our Carlisle underground mine. Oaktown 2 is contiguous to our Carlisle mine and War Eagle reserve. Thus we intend to mine part of Oaktown 2’s reserve from our Carlisle portal and all of our War Eagle reserve from the Oaktown 2 portal (as noted later in the Reserve Table).

Oaktown 1, Oaktown 2, Carlisle and War Eagle are now one large underground mining complex representing 142 million tons of controlled reserves, with three portals, two wash plants and two rail facilities, located on the CSX. We anticipate total capacity for the three mines to be roughly 9.7 million tons annually. Additionally, the capacity of our Ace in the Hole mine is .5 million tons annually. Thus, our total mining capacity is 10.2 million tons annually.

Our Coal Contracts

We sell coal to the following customers: Duke Energy Corporation (NYSE:DUK), Hoosier Energy, an electric cooperative, Indianapolis Power & Light Company (IPL), a wholly-owned subsidiary of The AES Corporation (NYSE:AES), Northern Indiana Public Service Co. (NIPSCO), a wholly-owned subsidiary of NiSource Inc. (NYSE:NI) and Vectren Corporation (NYSE:VVC). We also deliver coal to three Florida utilities. We believe these Florida sales are an indication of the trend of ILB coal replacing CAPP coal that has traditionally supplied the southeast markets.

The table below illustrates the status of our current coal contracts:

Period	Contracted Tons	Average Price/Ton

Three months ending December 31, 2014*	2,425,000	$43.24
2015	9,470,000	44.32
2016	3,369,000	44.03
2017	1,450,000	44.39

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

Current Projects

All of our underground coal reserves are high sulfur (4.5 - 6#) with a BTU content in the 11,300 -11,500 range. As discussed below, the Ace surface mine is low sulfur (1.5#) with a BTU content of 11,400. We have no met coal reserves, only steam (thermal) coal reserves. Below is a discussion of our current projects preceded by a table of our coal reserves.

Reserve Table - Controlled Tons (in millions):

December 31, 2013 reserves plus Oaktown 1 and Oaktown 2

	Annual Capacity	Total

Carlisle (assigned)	3.3	42
Ace in the Hole (assigned)	0.5	3
Oaktown 1* (assigned)	3.2	36
Oaktown 2* and War Eagle** (assigned)	3.2	64
Bulldog (unassigned)		36
Total	10.2	181

Assigned		145
Unassigned		36
		181

*Oaktown 1 and 2 were acquired on August 29, 2014.

** War Eagle reserves will be mined from the Oaktown 2 portal and have been added to the Oaktown 2 reserve base.

Carlisle Mine (underground) - Assigned

Our coal reserves at December 31, 2013 assigned to the Carlisle Mine were 42 million tons. The mine is located near the town of Carlisle, Indiana in Sullivan County and became operational in January 2007. The coal is accessed with a slope to a depth of 340'. The coal is mined in the Indiana Coal V seam which is highly volatile bituminous coal and is the most economically significant coal in Indiana.  The Indiana V seam has been extensively mined by underground and surface methods in the general area. The coal thickness in the project area is 4' to 7'.

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
16

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

Ace in the Hole Mine (Ace) (surface) - Assigned

In November 2012 we purchased for $6 million permitted fee coal reserves, coal leases and surface properties near Clay City, Indiana in Clay County. The Ace mine is 42 road miles northeast of the Carlisle Mine. We control 3.1 million tons of proven coal reserves of which we own 1.2 million tons in fee.  We mine two primary seams of low sulfur coal which make up 2.8 million of the 3.1 million tons controlled.  Both of the primary seams are low sulfur (<2# SO2). Mine development began in late December 2012, and we began shipping coal in late August 2013.  We truck low sulfur coal from Ace to Carlisle to blend with Carlisle’s high sulfur coal. Many utilities in the southeastern U.S. have scrubbers with lower sulfur limits (4# SO2) which cannot accept the higher sulfur contents of the ILB (4.5# - 6# SO2). Blending Carlisle coal to a lower sulfur specification enables us to market Carlisle coal to more customers. We currently have a contract at Carlisle which requires us to blend coal from Ace to meet sulfur specifications. We also expect to ship low sulfur coal from Ace direct to unscrubbed customers that require low sulfur (2# SO2). We expect the maximum capacity of Ace to be 500,000 tons annually.

Oaktown 1 Mine (underground) – Assigned

We have 36 million tons controlled and rated proved and probable of the Indiana #V seam. All reserves are located in Knox County, IN.

Oaktown 2 Mine / War Eagle reserve (underground) – Assigned

We have combined 21 million tons of our Oaktown 2 Mine with 43 million tons from of our War Eagle reserve to create a combined 64 million tons of reserve based in both Knox County, Indiana and Lawrence County, Illinois. Both the Oaktown 2 reserve and War Eagle reserve will be mined through the Oaktown 2 portal. In future reporting we will only refer to the combined reserve as Oaktown 2.

Bulldog Mine (underground) – Unassigned

We have leased roughly 19,300 acres in Vermillion County, Illinois near the village of Allerton.  Based on our reserve estimates we currently control 35.8 million tons of coal reserves. A considerable amount of our leased acres has yet to receive any exploratory drilling, thus we anticipate our controlled reserves to grow as we continue drilling.  The permitting process was started in the summer of 2011, and we filed the formal permit with the state of Illinois and the appropriate Federal regulators during June 2012.  In July 2014, we were notified by the Illinois Department of Natural Resources (ILDNR) that our permit had been deemed complete which starts the timeline for the ILDNR public review process. It is our estimation that our permit will be approved or denied no later than mid-March 2015.

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

Liquidity and Capital Resources

Our capex budget for the remainder of 2014 is $9.1 million, of which $7.1 million is for maintenance capex. Cash from operations should fund these expenditures.

We have no material off-balance sheet arrangements.

Capital Expenditures (capex)

For the first nine months of 2014 our capex was about $14.3 million allocated as follows (in 000’s):

Carlisle - maintenance capex	$10,653
Oaktown - maintenance capex	727
Oaktown expansion	171
Ace - surface equipment	1,707
Bulldog - land and easements	752
Other projects	316
Capex per the Cash Flow Statement	$14,326

Results of Operations

The column for the 3rd quarter 2014 in the table includes the mines acquired from Vectren on August 29, 2014.

Quarterly coal sales and cost data (in 000’s):

	4th 2013	1st 2014	2nd 2014	3rd 2014	T4Qs
Tons sold	757	776	847	1,500	3,880
Coal sales	$34,307	$33,016	$36,130	$64,764	$168,217
Average price/ton	45.32	42.55	42.66	43.18	43.35
Wash plant recovery in %	63.2	65.6	67.5	62.8
Operating costs	$23,934	$23,005	$26,096	$52,588	$125,623
Average cost/ton	31.62	29.65	30.81	35.06	32.38
Margin	10,373	10,011	10,034	12,176	42,594
Margin/ton	13.7	12.9	11.85	8.12	10.97
Capex	7,834	2,936	6,190	5,209	22,169

	4th 2012	1st 2013	2nd 2013	3rd 2013	T4Qs
Tons sold	752	840	774	817	3,183
Coal sales	$33,111	$33,995	$34,149	$34,985	$136,240
Average price/ton	44.03	40.47	44.12	42.82	42.8
Wash plant recovery in %	71.7	74	70.9	68
Operating costs	$21,745	$23,290	$22,262	$23,407	$90,704
Average cost/ton	28.91	27.73	28.76	28.65	28.49
Margin	11,366	10,705	11,887	11,578	45,536
Margin/ton	15.12	12.74	15.36	14.17	14.31
Capex	16,987	8,604	6,174	8,780	40,545

Rail service has been poor throughout the industry in 2014. Unfortunately, we have not been immune from this issue. Of our eight contracted customers, three have struggled to provide us with adequate freight. We have made several changes to improve transportation in 2015 and believe results will be improved.

In 2014, much of management’s time, effort and attention have been focused on purchasing Vectren Fuels, a transaction that has essentially tripled the size of our company. Two thirds of our employees are new and we will continue to spend the remaining part of 2014 integrating them into Sunrise. Additionally, we will continue to move equipment and employees from the Prosperity Mine to the Oaktown Mines for the remainder of the year. We are extremely grateful for the time, effort and dedication of our employees that have made this transaction possible.

We realize the combination of poor transportation and the challenge of acquiring Vectren Fuels has not helped contain our costs structure throughout 2014, but we believe in 2015 we will return to a cost structure of $30/ton or lower.

First Nine Months 2014 v. 2013

For the first nine months of 2014, we sold 3,123,000 tons at an average price of $42.88/ton. For the first nine months of 2013, we sold 2,431,000 tons at an average price of $42.42/ton. The increase is attributable to the Vectren acquisition.

Operating costs and expenses averaged $32.56/ton in 2014 compared to $28.37 in 2013.  The reasons for the increase are discussed above. Our Indiana employees totaled 1,072 at September 30, 2014 compared to 374 at September 30, 2013.

SG&A expense increased significantly for several reasons: (i) we contributed $210,000 to political candidates and PACs who support the coal mining industry and our pleased with the election results, (ii) stock based compensation increased by about $600,000; and (iii) health care benefits increased by about $400,000. We are self-insured for the first $110,000 per person with an annual cap of $5.5 million. We paid for some non-routine treatments during the first nine months of 2014.

Savoy’s activity is discussed below.

Three Months Ended September 30, 2014 v. 2013

For the third quarter of 2014, we sold 1,500,000 tons at an average price of $43.18/ton. For the third quarter of 2013, we sold 817,000 tons at an average price of $42.82/ton. Operating costs and expenses averaged $35.06/ton in 2014 compared to $28.65 in 2013.  The reasons for the increase are discussed above.

See above for an explanation of the increase in SG&A.

Earnings per Share

	4th 2013	1st 2014	2nd 2014	3rd 2014
Basic	$0.16	$0.12	$0.10	$(0.20)
Diluted	0.16	0.12	0.10	(0.20)

	4th 2012	1st 2013	2nd 2013	3rd 2013
Basic	$0.18	$0.19	$0.29	$0.17
Diluted	0.17	0.19	0.28	0.17

MSHA Reimbursements

Some of our legacy coal contracts allow us to pass on certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies. We do not recognize any revenue until customers have notified us that they accept the charges.

We submitted our incurred costs for 2011 in October 2012 for $3.7 million. $2.1 million in reimbursements were recorded in the first quarter 2013 and $1.6 million were recorded in the fourth quarter.  Based on past experience we expect to collect the 2012 and 2013 costs in 2015. Due to the time involved relating to the Vectren acquisition, we do not expect to submit our incurred costs for 2012 until the fourth quarter of 2014.

Income Taxes

During 2013 our effective tax rate (ETR) was 25%. For the nine months ended September 30, 2014, we used a 20% ETR; for the calendar year 2014 we expect our ETR to be 20-25%.

40% Ownership in Savoy

Our ownership was 45% but was decreased on October 1, 2014 due to the exercise of options by Savoy’s management.

Late last year Savoy engaged Energy Spectrum Advisors Inc. (ESA) to market its Trenton-Black River oil properties located in southeast Michigan. No acceptable offers were received. Marketing efforts are on hold until oil prices recover.

Savoy made a $12 million cash distribution in early October 2014; our share was $4.9 million; such amount was applied toward our bank debt.

The table below illustrates the growth in Savoy (to the 100% - in other words not shown proportionate to our interest) comparing the first nine months of 2014 to 2013 (financial statement data in thousands):

	2014	2013
Revenue:
Oil	$26,138	$24,081
NGLs (natural gas liquids)	760	658
Natgas	955	549
Contract drilling	2,806	3,168
Other	1,476	988
Total revenue	32,135	29,444
Costs and expenses:
LOE (lease operating expenses)	4,870	4,060
Contract drilling costs	2,420	2,296
DD&A (depreciation, depletion & amortization)	4,433	4,634
G&G (geological and geophysical costs)	981	2,278
Dry hole costs	2,411	1,408
Impairment of unproved properties	2,135	3,472
Other exploration costs	297	275
G&A (general & administrative)	1,240	1,048
Compensation expense – options	636
Total expenses	19,423	19,471
Net income	$12,712	$9,973

The information below is not in thousands:
Oil production – barrels	277,000	253,000
Average oil prices/barrel	$94.36	$95.18

Critical Accounting Estimates

We believe that the estimates of our coal reserves and our deferred tax assets and liability accounts are our only critical accounting estimates. The reserve estimates are used in the DD&A calculation, in our impairment test if and when circumstances indicate the need for measurement, and in our internal cash flow projections.  If these estimates turn out to be materially under or over-stated; our DD&A expense and impairment test may be affected. Furthermore, if our coal reserves are materially overstated, our liquidity and stock price could be adversely affected. The allocation of the Vectren purchase price is also an estimate.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - Other Information

ITEM 4. MINE SAFETY DISCLOSURE

See Exhibit 95 to this Form 10-Q for a listing of our mine safety violations.

ITEM 6. EXHIBITS

10.26	Stock Purchase Agreement (Vectren Fuels) – IBR to Form 8-K dated July 8, 2014
10.27	Second Amended and Restated Credit Agreement – August 29, 2014
15	Letter Regarding Unaudited Interim Financial Information
31	SOX 302 Certifications
32	SOX 906 Certification
95	Mine Safety Report
101	Interactive Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: November 10, 2014	/s/ W. Anderson Bishop
W. Anderson Bishop, CFO and CAO

