Form 10-K
period 2014-12-31
HALLADOR ENERGY CO
filed 2015-03-06
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014 OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-3473

“COAL KEEPS YOUR LIGHTS ON”	“COAL KEEPS YOUR LIGHTS ON”

HALLADOR ENERGY COMPANY

(www.halladorenergy.com)

Colorado (State of incorporation)	84-1014610 (IRS Employer Identification No.)

1660 Lincoln Street, Suite 2700, Denver, Colorado (Address of principal executive offices)	80264-2701 (Zip Code)

Issuer's telephone number: 303.839.5504

Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ☐ No☑

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

Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates (public float) on June 30, 2014 was $100 million based on the closing price reported that date by the NASDAQ of $9.49 per share.

As of March 6, 2015 we had 28,962,711 shares outstanding.

Portions of our information statement to be filed with the SEC in connection with our annual stockholders’ meeting to be held on Thursday, April 23, 2015 are incorporated by reference into Part III of this Form 10-K.

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

Phase I reclamation of our Howesville mine was completed in 2007. We expect to receive final bond release for Howesville in 2015. Additionally, the Prosperity Mine was idled in 2014. We are currently evaluating the best use of the Prosperity Mine facilities.

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

The SMCRA Abandoned Mine Land Fund requires a fee on all coal produced in the U.S. The proceeds are used to rehabilitate lands mined and left unreclaimed prior to August 3, 1977 and to pay health care benefit costs of orphan beneficiaries of the Combined Fund created by the Coal Industry Retiree Health Benefit Act of 1992. The fee amount can change periodically. Pursuant to the Tax Relief and Health Care Act of 2006, from October 1, 2007 to September 30, 2012, the fee was $0.315 and $0.135 per ton of surface-mined and underground-mined coal, respectively. From October 1, 2012 through September 30, 2021, the fee is $0.28 and $0.12 per ton of surface-mined and underground-mined coal, respectively. We also pay $.055 and $0.03 per ton to the Indiana Department of Reclamation for surface-mined and underground-mined coal, respectively.

The OSM has been in the process of developing a “stream protection rule,” which could result in changes to mining operations under the SMCRA program. The OSM has projected that it will issue a proposed stream protection rule in 2015. Other rulemaking proceedings have been proposed or are being considered by the OSM. Notably, the Proposed Rule for Cost Recovery for Permit Processing, Administration and Enforcement was published in March 2013.   Additionally, the OSM is working on a Coal Combustion Residues rulemaking for minefill operations. The agency has projected it may publish a proposed rule by April 2015. These OSM rulemakings and others could have a direct impact on our operations.

Clean Air Act (CAA). The Clean Air Act, enacted in 1970, and comparable state laws that regulate air emissions affect our U.S. coal mining operations both directly and indirectly.

Direct impacts on coal mining and processing operations may occur through the CAA permitting requirements and/or emission control requirements relating to particulate matter (PM), sulfur dioxide and ozone. It is possible that modifications to the national ambient air quality standards (NAAQS) could directly impact our mining operations in a manner that includes, but is not limited to, requiring changes in vehicle emissions standards or resulting in newly designated non-attainment areas. Furthermore, the U.S. Environmental Protection Agency (EPA) in 2009 adopted revised rules to add more stringent PM emissions limits for coal preparation and processing plants constructed or modified after April 28, 2008. Since 2011, the EPA has required underground coal mines to report on their greenhouse gas emissions.

The CAA indirectly, but more significantly, affects the U.S. coal industry by extensively regulating the air emissions of sulfur dioxide, nitrogen oxides, mercury, PM and other substances emitted by coal-fueled electricity generating plants. The air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to, the Acid Rain Program, interstate transport rules, New Source Performance Standards (NSPS), Maximum Achievable Control Technology (MACT) emissions limits for Hazardous Air Pollutants, the Regional Haze program and New Source Review.  In addition, in recent years the EPA has adopted more stringent NAAQS for PM, nitrogen oxide and sulfur dioxide. In November 2014, the EPA proposed a more stringent NAAQS for ozone. Issuance of the proposed rule complies with a decision of the U.S. District Court for the Northern District of California in April 2014 ordering the EPA to propose a new ozone NAAQS by December 1, 2014 and issue a final rule by October 1, 2015. The actual final rule date remains unknown at this time. More stringent standards may trigger additional control technology for mining equipment, or result in additional challenges to permitting and expansion efforts. Many of these air emissions programs and regulations have resulted in litigation which has not been completely resolved.

Proposed NSPS for Fossil Fuel-Fired Electricity Utility Generating Units (EGUs). On April 13, 2012, the EPA published for comment a proposed NSPS for emissions of carbon dioxide for new fossil fuel-fired EGUs (proposed NSPS for new power plants). On September 20, 2013, the EPA revoked its April 13, 2012 proposal and issued a new proposed NSPS for new power plants, using section 111(b) of the CAA. On January 8, 2014, the re-proposal was published in the Federal Register and the comment deadline was set at March 10, 2014. In the February 26, 2014 Federal Register, the EPA issued a Notice of Data Availability (NODA) and technical support document in support of the proposed NSPS for new power plants. After extensions, the public comment period for the re-proposed NSPS for new power plants and NODA closed on May 9, 2014. We believe that any final rules issued by the EPA will be challenged.

Proposed Rules for Regulating Carbon Dioxide Emissions From Existing Fossil Fuel-Fired EGUs. On June 2, 2014, the EPA issued and later formally published for comment proposed rules for regulating carbon dioxide emissions from existing fossil fuel-fired EGUs under section 111(d) of the CAA. The public comment period on the proposed rules closed on December 1, 2014. The proposed rules would require that the states individually or collectively create systems that would reduce carbon emissions from any EGU located within their borders. Individual states would have to submit their proposed implementation plans to the EPA within one year after the publication of the final rule. Overall, the proposed rules would attempt to achieve by 2020 a nationwide carbon dioxide reduction of 25% from 2005 baseline emissions and, by 2030, a reduction of 30% from 2005 baseline emissions. The EPA has indicated that it intends to adopt final rules by not later than June 1, 2015. We believe that any final rules issued by the EPA will be challenged.

Judicial Challenge to the EPA's Greenhouse Gas (GHG) Regulations. In December 2009, the EPA published its finding that atmospheric concentrations of greenhouse gases endanger public health and welfare within the meaning of the CAA, and that emissions of greenhouse gases from new motor vehicles and motor vehicle engines are contributing to air pollution that are endangering public health and welfare within the meaning of the CAA. In May 2010, the EPA published final greenhouse gas emission standards for new motor vehicles pursuant to the CAA.  In a decision issued on June 26, 2012, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) affirmed the EPA's endangerment finding, its motor vehicle greenhouse gas rule and the tailoring rule.  In a decision issued on December 20, 2012, the same court denied petitions to reconsider that decision. On October 15, 2013, the U.S. Supreme Court agreed to review the federal government’s power to regulate GHGs from fixed sources. Six petitions were accepted for review, but a single question was being considered: “Whether the EPA permissibly determined that its regulation of GHG emissions from new motor vehicles triggered permitting requirements under the CAA for stationary sources that emit greenhouse gases.” The U.S. Supreme Court decision issued on June 23, 2014 reversed, in part, and affirmed, in part, the 2012 decision of the D.C. Circuit that upheld the EPA's series of CAA GHG-related regulations. Specifically, the court held that the EPA exceeded its statutory authority when it interpreted the CAA to require PSD and Title V permitting for stationary sources based on their potential GHG emissions. The court noted, however, that the EPA permissibly determined that a source already subject to the PSD program because of its emission of conventional pollutants may be required to limit its GHG emissions by employing the best available control technology for GHGs.

Published sources indicate that most of the greenhouse gas emissions that the EPA’s challenged rules contemplated regulating may continue to be regulated after the U.S. Supreme Court’s decision is given effect. Motions by industry groups, certain states, environmental groups and the EPA have since been filed in the D.C. Circuit regarding the effect of the U.S. Supreme Court's decision on existing EPA regulations regarding GHG emissions, with industry groups and certain states asserting that the EPA must undertake new rulemaking if it wishes to regulate the GHG emission sources that the U.S. Supreme Court decided were within the EPA's authority to regulate, and the EPA and environmental groups contending that no new rulemaking is required.

Other judicial challenges include actions filed in the D.C. Circuit against the EPA’s proposed rule for regulating carbon dioxide emissions from existing fossil fuel-fired EGUs. One action by an industry plaintiff and another by a coalition of states led by West Virginia assert that the EPA does not have the authority to issue the regulations of existing power plants under section 111(d) of the CAA that it has proposed, although the particulars of the arguments in the two challenges differ. The same industry plaintiff has also filed a claim, which is pending in U.S. District Court for the Northern District of West Virginia, asserting that the EPA has a nondiscretionary duty under the CAA to evaluate potential losses of or shifts in employment in conjunction with regulatory action and seeking an injunction barring the EPA Administrator from promulgating new regulations affecting the coal industry before completing the actions it asserts are required.

Cross State Air Pollution Rule (CSAPR). On July 6, 2011, the EPA finalized the CSAPR, which requires the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions was to commence in 2012 with further reductions effective in 2014. In October 2011, the EPA proposed amendments to the CSAPR to increase emission budgets in ten states, including Texas, and ease limits on market-based compliance options. While the CSAPR had an initial compliance deadline of January 1, 2012, the rule was challenged and, on December 30, 2011, the D.C. Circuit stayed the rule and advised that the EPA was expected to continue administering the Clean Air Interstate Rule until the pending challenges are resolved. The court vacated the CSAPR on August 21, 2012, in a two to one decision, concluding that the rule was beyond the EPA's statutory authority. The U.S. Supreme Court on April 29, 2014 reversed the D.C. Circuit and upheld the CSAPR, concluding generally that the EPA’s development and promulgation of CSAPR was lawful, while acknowledging the possibility that under certain circumstances some states may have a basis to bring a particularized, as-applied challenge to the rule. In October 2014, the D.C. Circuit filed an order lifting its stay of CSAPR and addressing a number of preliminary motions regarding the implementation of the Supreme Court’s remand. Oral argument on the case on remand in the D.C. Circuit is now scheduled for February 25, 2015.

Mercury and Air Toxic Standards (MATS). On December 16, 2011, the EPA announced the MATS rule and published it in the Federal Register on February 16, 2012. The MATS rulemaking collectively revised the NSPS for nitrogen oxides, sulfur dioxides and particulate matter for new and modified coal-fueled electricity generating plants, and imposed Maximum Achievable Control Technology (MACT) emission limits on hazardous air emissions from new and existing coal-fueled and oil-fueled electric generating plants. The rule provides three years for compliance and a possible fourth year as a state permitting agency may deem necessary. Some utilities have been moving forward with installation of equipment necessary to comply with MATS, and the EPA and states have been granting additional time beyond the 2015 deadline (but no more than one extra year) for facilities that need more time to upgrade and complete those installations. The rule will likely result in the retirement of certain older coal plants. The D.C. Circuit upheld the NSPS portion of the rulemaking in a unanimous decision on March 11, 2014, and upheld the limits on hazardous air emissions against all challenges on April 15, 2014, in a two-to-one decision. Industry groups and a number of states filed and were granted review of the D.C. Circuit decision in the U.S. Supreme Court. The case will be argued in 2015, with a decision anticipated by June 2015.

Clean Water Act (CWA). The CWA of 1972 directly impacts U.S. coal mining operations by requiring effluent limitations and treatment standards for wastewater discharge from mines through the National Pollutant Discharge Elimination System (NPDES). Regular monitoring, reporting and performance standards are requirements of NPDES permits that govern the discharge of water from mine-related point sources into receiving waters.

The U.S. Army Corps of Engineers (Corps) regulates certain activities affecting navigable waters and waters of the U.S., including wetlands. Section 404 of the CWA requires mining companies to obtain Corps permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities.

States are empowered to develop and apply “in stream” water quality standards. These standards are subject to change and must be approved by the EPA. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. “In stream” standards vary from state to state. Additionally, through the CWA section 401 certification program, states have approval authority over federal permits or licenses that might result in a discharge to their waters. States consider whether the activity will comply with their water quality standards and other applicable requirements in deciding whether or not to certify the activity.

A draft rule that clarifies waters protected by the CWA was proposed by the EPA in June of 2014. If the rule continues forward, it should be finalized in 2015. This rule is highly controversial and litigation is likely from various stakeholders. If CWA authority is eventually expanded, it may impact our operations in some areas by way of additional requirements.

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

Subtitle C of RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. On December 19, 2014, the EPA announced the final rule on coal combustion residuals (that is, coal ash). As finalized, the rule continues the exemption of CCR from regulation as a hazardous waste, but does impose new requirements at existing CCR surface impoundments and landfills that will need to be implemented over a number of different time-frames in the coming months and years, as well as at new surface impoundments and landfills. Generally these requirements will increase the cost of CCR management, but not as much as if the rule had regulated CCR as hazardous. This EPA initiative is separate from the OSM CCR rulemaking mentioned above.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Although generally not a prominent environmental law in the coal mining sector, CERCLA, which was enacted in 1980, nonetheless may affect U.S. coal mining operations by creating liability for investigation and remediation in response to releases of hazardous substances into the environment and for damages to natural resources. Under CERCLA, joint and several liabilities may be imposed on waste generators, site owners or operators and others, regardless of fault.

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

Endangered Species Act (ESA). The ESA of 1973 and counterpart state legislation is intended to protect species whose populations allow for categorization as either endangered or threatened. Changes in listings or requirements under these regulations could have a material adverse effect on our costs or our ability to mine some of our properties in accordance with our current mining plans.

Use of Explosives. Our surface mining operations are subject to numerous regulations relating to blasting activities. Pursuant to these regulations, we incur costs to design and implement blast schedules and to conduct pre-blast surveys and blast monitoring. The storage of explosives is subject to strict federal regulatory requirements. The U.S. Bureau of Alcohol, Tobacco and Firearms (ATF) regulates the use of explosive blasting materials. In addition to ATF regulation, the Department of Homeland Security is expected to finalize an ammonium nitrate security program rule in 2015. The OSM has also recently initiated a rulemaking addressing nitrous clouds that may be produced during blasting. While such new regulations may result in additional costs related to our surface mining operations, such costs are not expected to have a material adverse effect on our results of operations, financial condition or cash flows.

Global Climate

In the U.S., Congress has considered legislation addressing global climate issues and greenhouse gas emissions, but to date nothing has been enacted. While it is possible that the U.S. will adopt legislation in the future, the timing and specific requirements of any such legislation are uncertain. In the absence of new U.S. federal legislation, the EPA is undertaking steps to regulate greenhouse gas emissions pursuant to the Clean Air Act. In response to the 2007 U.S. Supreme Court ruling in Massachusetts v. EPA, the EPA has commenced several rulemaking projects as described under “Regulatory Matters-U.S. - Environmental Laws and Regulations.”

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

In 2013, the U.S. and a number of international development banks, including the World Bank, the European Investment Bank and the European Bank for Reconstruction and Development, announced that they would no longer provide financing for the development of new coal-fueled power plants or would do so only in narrowly defined circumstances. Other international development banks, such as the Asian Development Bank and the Japanese Bank for International Cooperation, have continued to provide such financing.

The Kyoto Protocol, adopted in December 1997 by the signatories to the 1992 United Nations Framework Convention on Climate Change, established a binding set of emission targets for developed nations. The U.S. signed the Kyoto Protocol but it has never been ratified by the U.S. Senate. There are continuing discussions to develop a treaty to replace the Kyoto Protocol after its expiration in 2012, including at the Cancun meetings in late 2010, the Durban meeting in late 2011 and the Doha meeting in late 2012. At the Durban meeting, an ad hoc working group was established to develop a protocol, another legal instrument or an agreed outcome with legal force under the convention, applicable to all parties. At the Doha meeting, an amendment to the Kyoto Protocol was adopted, which includes new commitments for certain parties in a second commitment period, from 2013 to 2020.

Enactment of laws or passage of regulations by the U.S. or some of its states or by other countries regarding emissions from the mining of coal, or other actions to limit such emissions, are not expected to have a material adverse effect on our results of operations, financial condition or cash flows.

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

Coal in the U.S. is mined through surface and underground mining methods. The primary underground mining techniques are longwall mining and continuous (room-and-pillar) mining.  The geological conditions dictate which technique to use. Our mines use the continuous technique. In continuous mining, rooms are cut into the coal bed leaving a series of pillars, or columns of coal, to help support the mine roof and control the flow of air.  Continuous mining equipment cuts the coal from the mining face.  Generally, openings are driven 20’ wide and the pillars are rectangular in shape measuring 40’x 40’.  As mining advances, a grid-like pattern of entries and pillars is formed.  Roof bolts are used to secure the roof of the mine.  Battery cars move the coal to the conveyor belt for transport to the surface. The pillars can constitute up to 50% of the total coal in a seam.

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

We have 1,027 employees.

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

ITEM 1A.  RISK FACTORS.

We are not required to provide the information required by this item but most likely next year we will be required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

See Item 7 MDA  for a discussion of our mines.

Coal Reserve Estimates

“Reserves” are defined by the SEC Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. “Recoverable” reserves mean coal that is economically recoverable using existing equipment and methods under federal and state laws currently in effect. “Proven (measured) reserves” are defined by Guide 7 as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. “Probable reserves” are defined by Guide 7 as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

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

For the exploration process, core samples are boxed and delivered to an independent lab for analysis.  For the production process samples are taken just before the coal is placed in the rail car by an independent lab which later provides the officiating coal analysis for payment.

Prior to acquiring coal mineral leases, title abstractors conduct a preliminary title search on the property.  This information provides a strong indication of the coal owner, with whom we will enter into a lease. The next step is to execute a lease with the owner, giving us the rights to explore and mine the property.   Prior to mining, attorneys review the chain of mineral ownership to verify the lessor is the mineral owner. Prior to purchasing coal properties, we follow a similar process.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price Information

Our common stock is traded on the NASDAQ Capital Market under the symbol HNRG.  63% of our stock is held by our officers, directors and their affiliates. The following table sets forth the high and low closing sales price for the periods indicated:

	Dividends Paid	High	Low
2015
January 1 through March 4	$.04	$12.67	$10.37
2014
Fourth quarter	.04	12.00	10.12
Third quarter	.04	14.08	9.98
Second quarter	.04	9.83	8.51
First quarter	.04	8.99	7.63
2013
Fourth quarter	.04	8.55	6.58
Third quarter	.04	8.41	6.82
Second quarter	.04	8.37	6.46
First quarter		8.35	6.90

Regular and Special Cash Dividends

During 2012, we paid three special dividends: $.14, $.50 and $.16, totaling $.80 per share.

On April 5, 2013 our Board of Directors approved the adoption of a regular quarterly dividend policy.

At March 4, 2015, we had 232 shareholders of record of our common stock; this number does not include the shareholders holding stock in "street name.”  We estimate we have over 1,800 street name holders.

Equity Compensation Plan Information

Restricted Stock Units

At December 31, 2014 we had 1,042,000 Restricted Stock Units (RSUs) outstanding and 1,257,900 available for future issuance.  The outstanding RSUs have a value of $13 million based on the March 4, 2015 closing stock price of $12.67.  On February 1, 2014 we granted 920,000 RSUs to key employees of which 720,000 vest equally over four years and 200,000 over two years. Our stock price on grant date was $7.66. On April 1, 2014, we granted 171,000 RSUs and our stock price was $8.54. On September 2, 2014 we granted 99,000 RSUs and our stock price was $13.56. On three other occasions in 2014, we granted a total of 5,500 RSUs; our stock price on those dates ranged from $11.39 to $14.06. All RSUs granted in 2014, other than those on February 1, cliff vest over three years. In July 2013, we granted 4,000 RSUs with cliff vesting of three years; our stock price on grant date was $8.14. We expect 407,000 RSUs to vest during 2015 under our current vesting schedule.

During 2014 and 2013, there were 310,000 and 315,500 RSUs that vested, respectively. On the vesting dates the shares had a value of $3.1 million for 2014 and $2.3 million for 2013. Under our RSU plan participants are allowed to relinquish shares to pay for their required minimum statutory income taxes.

Stock-based compensation expense for 2014 was $3.2 million and for 2013 was $2.2 million. For 2015, based on existing RSUs outstanding, stock-based compensation expense will be $3.3 million.

Stock Options

We have no stock options outstanding.

Stock Bonus Plan

Our stock bonus plan was authorized in late 2009 with 250,000 shares.  Currently, we have about 86,000 shares left in such plan.

ITEM 6.    SELECTED FINANCIAL DATA.

We are not required to provide the information required by this item but most likely next year we will be required.

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

On August 29, 2014, we consummated the acquisition of Vectren Fuels, Inc. (VFI) for $311 million. See Note 2 to the financial statements.

Vectren Fuels, headquartered in Evansville, Indiana, owned three underground coal mines in southwestern Indiana, including the Oaktown 1 and Oaktown 2 mines in Oaktown, Indiana, and the Prosperity Mine located in Petersburg, Indiana. The Prosperity Mine was idled on August 29, 2014. The two underground mines located near Oaktown, Indiana are seven miles south of our Carlisle underground mine. Oaktown 2 is contiguous to our Carlisle mine and War Eagle reserve. Thus, we intend to mine part of Oaktown 2’s reserve from our Carlisle portal and all of our War Eagle reserve from the Oaktown 2 portal (as noted later in the Reserve Table).

Oaktown 1, Oaktown 2, Carlisle and War Eagle are now one large underground mining complex representing 160 million tons of controlled reserves, with three portals, two wash plants and two rail facilities, located on the CSX. We anticipate total capacity for the three mines to be roughly 9.7 million tons annually. Additionally, the capacity of our Ace in the Hole mine is .5 million tons annually. Thus, our total mining capacity is 10.2 million tons annually.

Our largest contributor to revenue and earnings has been the Carlisle underground coal mine located in western Indiana, about 30 miles south of Terre Haute.  We now expect both Oaktown 1 and Oaktown 2 to significantly contribute to revenue and earnings. For 2014, over 80% of our coal sales were to customers with large scrubbed coal-fired power plants in the state of Indiana. Our mines and coal reserves are strategically located in close proximity to our primary customers, which reduces transportation costs and thus provides us with a competitive advantage with respect to those customers; our closest customer’s plant is 13 miles away and the farthest Indiana customer is 100 miles away. We have access to our primary customers directly through either the CSX railroad (NYSE:CSX) or through the Indiana Rail Road, majority owned by the CSX.

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

The majority of our coal is sold to investment grade customers who have scrubbed, “base load” power plants. Base load power plants are among the lowest cost producers of electricity and the first to dispatch in the power grid. Due to the large investments made to these plants none of these plants are scheduled for retirement; thus we expect to be supplying these plants for many years.  It is not economical for the smaller, older, less efficient power plants to install scrubbers and other pollution control devices; accordingly, those type plants most likely will be retired in the coming years.

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

The table below illustrates the status of our current coal contracts:

Period	Priced Tons	Average Price/Ton	Committed Unpriced Tons	Total Tons
2015	9,341,000	$44.68		9,341,000
2016	3,369,000	44.03	1,000,000	4,369,000
2017	1,450,000	44.39	1,480,000	2,930,000
2018	-		2,480,000	2,480,000
2019	-		2,480,000	2,480,000
2020	-		2,480,000	2,480,000
2021	-		2,480,000	2,480,000
2022	-		2,480,000	2,480,000
2023	-		2,000,000	2,000,000
2024	-		1,000,000	1,000,000
Total	14,160,000		17,880,000	32,040,000

As set forth in the table above we have 17.88 million tons committed but unpriced through 2024. Roughly 1/3 of these tons reprice every year for a three-year period. Committed tons are a firm commitment, meaning we are required to ship and our customer is required to receive said tons through the duration of the contract. The contracts provide mechanisms for establishing a market-based price.

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

Current Projects

All of our underground coal reserves are high sulfur (4.5 - 6#) with a BTU content in the 11,200 -11,500 range. As discussed below, the Ace surface mine is low sulfur (1.5#) with a BTU content of 11,400. We have no met coal reserves, only steam (thermal) coal reserves. Below is a discussion of our current projects preceded by a table of our coal reserves.

Reserve Table - Controlled Tons (in millions):

	Annual	Year End Reserves
	Capacity	2014			2013
		Proven	Probable	Total	Proven	Probable	Total
Carlisle (assigned)	3.3	43.7	9.5	53.2	33.5	8.6	42.1
Ace in the Hole (assigned)	.5	2.7		2.7	3.1		3.1
Oaktown 1* (assigned)	3.2	30.3	14.1	44.4
Oaktown 2* (assigned)	3.2	47.6	15.3	62.9
War Eagle** (unassigned in 2013)					27.7	15.4	43.1
Bulldog (unassigned)		19.6	16.2	35.8	19.6	16.2	35.8
Total	10.2	143.9	55.1	199.0	83.9	40.2	124.1

Assigned				163.2			45.2
Unassigned				35.8			78.9
				199.0			124.1

*Oaktown 1 and 2 were acquired on August 29, 2014.

** War Eagle reserves will be mined from the Oaktown 2 portal and have been added to the Oaktown 2 reserve base.

Carlisle Mine (underground) – Assigned

Our coal reserves at December 31, 2014 assigned to the Carlisle Mine were 53 million tons. The mine is located near the town of Carlisle, Indiana in Sullivan County and became operational in January 2007. The coal is accessed with a slope to a depth of 340'. The coal is mined in the Indiana Coal V seam which is highly volatile bituminous coal and is the most economic in Indiana.  The Indiana V seam has been extensively mined by underground and surface methods in the general area. The coal thickness in the project area is 4' to 7'.

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

Ace in the Hole Mine (Ace) (surface) – Assigned

In November 2012 we purchased for $6 million permitted fee coal reserves, coal leases and surface properties near Clay City, Indiana in Clay County. The Ace mine is 42 road miles northeast of the Carlisle Mine. We control 2.7 million tons of proven coal reserves of which we own .9 million tons in fee.  We mine two primary seams of low sulfur coal which make up 2.6 million of the 2.7 million tons controlled.  Both of the primary seams are low sulfur (<2# SO2). Mine development began in late December 2012, and we began shipping coal in late August 2013.  We truck low sulfur coal from Ace to Carlisle and/or Oaktown to blend with high sulfur coal. Many utilities in the southeastern U.S. have scrubbers with lower sulfur limits (4# SO2) which cannot accept the higher sulfur contents of the ILB (4.5# - 6# SO2). Blending high sulfur coal to a lower sulfur specification enables us to market our high sulfur coals to more customers. We also expect to ship low sulfur coal from Ace direct to unscrubbed customers that require low sulfur (1.5# SO2). We expect the maximum capacity of Ace to be 500,000 tons annually.

The Ace mine is a multi-seam open pit strip mine. The majority of the seams are sold raw, but some of the seams will be washed prior to sales depending on quality. To convert the tons sold raw the in-place tonnage is taken times a pit recovery of 94% based on seam thickness. To convert the tons sold washed the in-place tonnage is taken times a pit recovery based on seam thickness then reduced by the projected plant recovery of 72%.

Oaktown 1 Mine (underground) – Assigned

We have 44 million tons controlled and rated proved and probable of the Indiana coal V seam. All reserves are located in Knox County, IN.

Oaktown 2 Mine / War Eagle reserve (underground) – Assigned

We have combined 20 million tons of our Oaktown 2 Mine with 43 million tons from our War Eagle reserve to create a combined 63 million tons of reserve based in both Knox County, Indiana and Lawrence County, Illinois. Both the Oaktown 2 reserve and War Eagle reserve will be mined through the Oaktown 2 portal. In future reporting we will only refer to the combined reserve as Oaktown 2.

Access to the Oaktown 1 mine is via a 90 foot deep box cut and a 2,200 foot slope on a 14 percent grade, reaching coal in excess of 375 feet below the surface.  Access to the Oaktown 2 mine is via an 80 foot deep box cut and a 2,600 foot slope on a 14 percent grade, reaching coal in excess of 400 feet below the surface.

Our underground mines are room and pillar mines meaning that main airways and transportation entries are developed and maintained while remote-controlled continuous miners extract coal from so-called rooms by removing coal from the seam, leaving pillars to support the roof.  Shuttle cars or similar transportation are used to transport coal to a conveyor belt for transport to the surface.  The two Oaktown mines are separated by a sandstone channel.  The coal seam thickness ranges from 4 feet to over 9 feet.  The mine’s wash plant was originally sized to process 800 tons per hour and has been expanded to 1,600 tons per hour to accommodate the second mine.  The two mines are connected to a railway equipped to handle 110 to 120 car unit trains.  Coal is also transported via truck to customers.

Bulldog Mine (underground) – Unassigned

We have leased roughly 19,300 acres in Vermillion County, Illinois near the village of Allerton.  Based on our reserve estimates we currently control 35.8 million tons of coal reserves. A considerable amount of our leased acres has yet to receive any exploratory drilling, thus we anticipate our controlled reserves to grow as we continue drilling.  The permitting process was started in the summer of 2011, and we filed the formal permit with the state of Illinois and the appropriate Federal regulators during June 2012.  In July 2014, we were notified by the Illinois Department of Natural Resources (ILDNR) that our permit had been deemed complete which starts the timeline for the ILDNR public review process. It is our estimation that our permit will be approved or denied in 2015.

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

Mine and Wash Plant Recovery

	Mine recovery	Wash plant recovery
Carlisle	53%	81%
Bulldog	45%	77%
Oaktown 1	49%	81%
Oaktown 2	49%	81%

Ohio River Terminal

On May 31, 2013, we purchased for $2.8 million a multi-commodity truck/barge terminal. Over 17 acres of secured area is available. The terminal is at mile point 743.8 on the Indiana bank of the Ohio River near the William Natcher Bridge between Rockport and Grandview, Indiana. Currently the dock will handle third party commodities. In the long term, we plan to ship coal through the dock. The terminal is in close proximity to the NS railroad, the CSX railroad, and American Electric Power's Rockport generating power plant.

Liquidity and Capital Resources

Our capex budget for 2015 is $37.6 million, of which $26.6 million is for maintenance capex. Cash from operations should fund these expenditures. Our bank debt at February 27, 2015 was $296 million compared to $345 million at September 30, 2014 and $306 million at December 31, 2014.

We have no material off-balance sheet arrangements.

Capital Expenditures (capex)

For 2014 our capex was about $25.8 million allocated as follows (in 000’s):

Carlisle - maintenance capex (approximately $5/ton)	$16.7
Oaktown - maintenance capex (approximately $3/ton)	6.3
Ace - surface equipment	2.0
Other projects	0.8
Capex per the Cash Flow Statement	$25.8

Results of Operations

The column for the 3rd and 4th quarter of 2014 in the table below includes the mines acquired from Vectren on August 29, 2014.

Quarterly coal sales and cost data (in 000’s, except for per ton data):

	1st 2014	2nd 2014	3rd 2014	4th 2014	T4Qs
Tons sold	776	847	1,500	2,275	5,398
Coal sales	$33,016	$36,130	$64,764	$99,992	$233,902
Average price/ton	42.55	42.66	43.18	43.95	43.33
Wash plant recovery in %	66	68	64	67	66
Operating costs	$23,158	$26,209	$52,957	$67,367	$169,691
Average cost/ton	29.84	30.94	35.30	29.61	31.43
Margin	9,858	9,921	11,807	32,625	64,211
Margin/ton	12.71	11.72	7.88	14.34	11.90
Capex	2,936	6,190	5,200	11,509	25,835
Maintenance capex	2,650	3,974	4,756	11,162	22,542
Maintenance capex/ton	3.41	4.69	3.17	4.91	4.17

	1st 2013	2nd 2013	3rd 2013	4th 2013	T4Qs
Tons sold	840	774	817	757	3,188
Coal sales	$33,995	$34,149	$34,985	$34,307	$137,436
Average price/ton	40.47	44.12	42.82	45.32	43.11
Wash plant recovery in %	74	71	68	63	69
Operating costs	$23,601	$22,508	$23,800	$24,202	$94,111
Average cost/ton	28.10	29.08	29.13	31.97	29.52
Margin	10,394	11,641	11,185	10,105	43,325
Margin/ton	12.37	15.04	13.69	13.35	13.59
Capex	8,604	6,174	8,780	7,834	31,392
Maintenance capex	3,516	2,727	5,638	2,721	14,602
Maintenance capex/ton	4.19	3.52	6.90	3.59	4.58

During 2014, much of management’s time, effort and attention was focused on the Vectren Fuels acquisition, a transaction that essentially tripled our size. Two thirds of our employees were new to us in September 2014 and we continue to spend time integrating them into our methodologies. We are extremely grateful for the time, effort and dedication of our employees that made the transaction possible.

Additionally, rail service was poor throughout the industry in 2014. Unfortunately, we were not immune from this issue. Of our eight contracted customers, three struggled to provide us with the adequate freight. We made several changes to improve transportation in 2015 and so far the results are encouraging.

We realize the combination of poor transportation and the challenge of acquiring Vectren Fuels did not help contain our costs structure throughout much of 2014. In the 4th quarter, we were able to reduce our costs to $29.61/ton, a significant improvement over the 3rd quarter per ton costs of $35.30. We believe we will be able to maintain our cost structure below $30/ton in 2015.

2014 v. 2013

For 2014, we sold 5,398,000 tons at an average price of $43.33/ton. For 2013, we sold 3,188,000 tons at an average price of $43.11/ton. The increase is attributable to the Vectren acquisition.

Operating costs and expenses averaged $31.43/ton in 2014 compared to $29.52 in 2013.  The reasons for the increase are discussed above. Our Indiana employees totaled 1,018 at December 31, 2014 compared to 373 at December 31, 2013.

SG&A expense increased significantly for several reasons: (i) contributions to political candidates and PACs who support the coal mining industry increased by $200,000, (ii) stock based compensation increased by $850,000; (iii) audit and tax fees increased by $310,000; (iv) employee related costs increased by $700,000 and (v) ongoing expenses resulting from the VFI acquisition was $1 million. We also paid $1 million in performance bonuses during December 2014 relating to the VFI acquisition. An additional $2 million in performance bonuses could be paid in December 2015 if certain EBITDA metrics are met.

Net Income per Share

	1st 2014	2nd 2014	3rd 2014	4th 2014
Basic and diluted	$0.12	$0.10	$(0.20)	$.33

	1st 2013	2nd 2013	3rd 2013	4th 2013
Basic and diluted	$0.19	$0.28	$0.16	$0.16

MSHA Reimbursements

Some of our legacy coal contracts allow us to pass on certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies. We do not recognize any revenue until customers have notified us that they accept the charges.

We submitted our incurred costs for 2011 in October 2012 for $3.7 million. $2.1 million in reimbursements were recorded in the first quarter 2013 and $1.6 million were recorded in the fourth quarter.  Based on past experience we expect to collect the 2012 and 2013 costs in 2015. Due to the time involved relating to the Vectren acquisition, we do not expect to submit our incurred costs for 2012 until the first quarter of 2015.

Income Taxes

Our effective tax rate (ETR) for 2014 was 4.5% compared to 25% for 2013. The low ETR for 2014 is due primarily to the reduction in the Indiana state income tax rate. For 2015 we estimate our ETR to be comparable to the 2013 rate.

40% Ownership in Savoy

Savoy operates almost exclusively in Michigan.  They have an interest in the Trenton-Black River Play (TBR) in southern Michigan.  They hold 136,000 gross acres (68,000 net) in this area. During 2014 Savoy drilled 21 gross wells in the TBR of which 6 were dry, 12 were successful, and 3 are still being evaluated. During 2013, Savoy drilled 30 gross wells in this play of which 13 were dry and 17 were successful. Drilling locations in this play are identified based on the evaluation of extensive 3-D seismic shoots. Savoy operates their own wells and their working interest averages between 30 and 60% and their net revenue interest averages between 25 and 48%. Savoy’s net daily oil production currently averages 875 barrels. Savoy has an interest in 112 gross wells (41 net).

Our 45% ownership was decreased to 40% on October 1, 2014 due to the exercise of options by Savoy’s management.

Late in 2013 Savoy engaged Energy Spectrum Advisors Inc. (ESA) to market its Trenton-Black River oil properties located in southeast Michigan. No acceptable offers were received. Marketing efforts are on hold until oil prices recover.

Savoy made a $12 million cash distribution in early October 2014; our share was $4.9 million; such amount was applied toward our bank debt.

The tables below provides detail for Savoy’s operations for the last two years; such unaudited amounts are to the 100%, in other words not shown proportionate to our interest (financial statement data in thousands):

	2014	2013
Revenue:
Oil	$31,569	$32,057
NGLs (natural gas liquids)	934	900
Natgas	1,124	709
Contract drilling	3,579	5,409
Other	4,377	3,173
Total revenue	41,583	42,248
Costs and expenses:
LOE (lease operating expenses)	4,335	3,262
Severance tax	2,493	2,476
Contract drilling costs	2,767	3,520
DD&A (depreciation, depletion & amortization)	6,537	5,802
G&G (geological and geophysical costs)	4,155	5,084
Dry hole costs	2,830	3,066
Impairment of unproved properties	3,933	3,999
Other exploration costs	441	451
G&A (general & administrative)	1,863	1,662
Total expenses	29,354	29,322
Net income	$12,229	$12,926

The information below is not in thousands:
The data below is based on 2014 average first-of-month prices:
Oil production – barrels	357,490	337,950
Average oil prices/barrel	$88.3	$95
Oil reserves in barrels	1,688,000	3,246,000
NGL reserves in barrels	98,000	218,000
Natgas reserves in Mcf	1,124,000	2,875,000
Oil prices/barrel used for PV 10	$89.14	$94.66
PV 10: proved reserves	$85,312,000	$200,707,000
PV 10: proved developed reserves	$60,181,000	$105,922,000

The data below is based on current and future NYMEX strip prices:
Oil reserves in barrels	1,565,000
NGL reserves in barrels	92,000
Natgas reserves in Mcf	1,014,000
Oil prices/barrel used for PV 10	$59.12
PV 10: proved reserves	$47,450,000
PV 10: proved developed reserves	$33,347,000

The data below is shown proportionate to our approximate 40% (45% for 2013) ownership in Savoy.

Based on SEC rules using average first-of-month prices for the year:
PV 10: proved reserves	$34,100,000	$90,800,000
PV 10: proved developed reserves	$24,072,000	$47,930,000

Based on current and future NYMEX strip prices:
PV 10: proved reserves	$18,980,000
PV 10: proved developed reserves	$13,340,000

Critical Accounting Estimates

We believe that the estimates of our coal reserves and our deferred tax assets and liability accounts are our only critical accounting estimates. The reserve estimates are used in the DD&A calculation, in our impairment test if and when circumstances indicate the need for measurement, and in our internal cash flow projections.  If these estimates turn out to be materially under or over-stated, our DD&A expense and impairment test may be affected. Furthermore, if our coal reserves are materially overstated, our liquidity and stock price could be adversely affected.

We account for business combinations using the purchase method of accounting. The purchase method requires us to determine the fair value of all acquired assets, including identifiable intangible assets and all assumed liabilities. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates and asset lives, among other items. The fair value of our interest rate swaps is determined using a discounted future cash flow model based on the key assumption of anticipated future interest rates.

We have analyzed our filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We identified our federal tax return and our Indiana state tax return as “major” tax jurisdictions.  During 2012 the IRS completed an examination of our 2009 and 2010 federal tax returns and there were no significant adjustments.  During 2012, the State of Indiana completed their examination of our 2008-2010 returns and no adjustments were proposed.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position.

Yorktown Distributions

As previously disclosed, Yorktown Energy Partners and its affiliated partnerships (Yorktown) have made eight distributions to their numerous partners totaling 6 million (750,000 per distribution) shares since May 2011. In the past, these distributions were made soon after we filed our Form 10-Qs and Form 10-Ks. Currently they own 9.7 million shares of our stock representing about 33% of total shares outstanding. Yorktown last distributed shares in August of 2013.

We have been informed by Yorktown that they have not made any determination as to the disposition of their remaining Hallador stock. While we do not know Yorktown’s ultimate strategy to realize the value of their Hallador investment for their partners, we expect that over time such distributions will increase our liquidity and float.

If we are advised of another Yorktown distribution, we will timely report such on a Form 8-K.

New Accounting Pronouncements

None of the recent FASB pronouncements will have any material effect.

Below is a map that shows the locations of our mines.

Railroad Legend:

CSX – CSX Railroad

INRD – Indiana Rail Road

ISRR – Indiana Southern Railroad

NS – Norfolk Southern Railway

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this item but most likely next year we will be required

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

We are not required to provide supplementary data but most likely next year we will be required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Hallador Energy Company

Denver, Colorado

We have audited the accompanying consolidated balance sheet of Hallador Energy Company (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, cash flows, and stockholders' equity for each of the years in the two-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hallador Energy Company as of December 31, 2014 and 2013, and the results of their operations and theirs cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Hallador Energy Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Vectren Fuels (“Vectren ”) from its assessment of internal control over financial reporting as of December 31, 2014 because Vectren was acquired by the Company during August 2014. We have also excluded Vectren from our audit of internal control over financial reporting. Vectren accounted for approximately 55% of total assets and 40% of net sales as reported in the Company’s consolidated financial statements as of and for the year ended December 31, 2014.

/s/ EKS&H LLLP

EKS&H LLLP

March 5, 2015

Denver, Colorado

Consolidated Balance Sheet

As of December 31,

(in thousands, except per share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$13,469		$16,228
Marketable securities	1,656
Accounts receivable	27,297		10,577
Prepaid income taxes	5,791		5,470
Coal inventory	19,722		4,778
Parts and supply inventory	14,919		2,826
Other	1,555		291
Total current assets	84,409		40,170
Coal properties, at cost:
Land and mineral rights	118,053		26,476
Buildings and equipment	321,730		148,077
Mine development	124,435		85,333
	564,218		259,886
Less - accumulated DD&A	(106,608)		(77,545)
	457,610		182,341
Investment in Savoy	13,896		16,733
Investment in Sunrise Energy	4,821		4,573
Other assets (Note 7)	18,849		15,382
	$579,585		$259,199
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt	$21,875	$
Accounts payable and accrued liabilities	28,105		10,357
Total current liabilities	49,980		10,357
Long-term liabilities:
Bank debt	284,470		16,000
Deferred income taxes	41,581		43,304
Asset retirement obligations	12,074		5,290
Other	1,605		2,128
Total long-term liabilities	339,730		66,722
Total liabilities	389,710		77,079
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized; 28,962 and 28,751 shares outstanding, respectively	289		287
Additional paid-in capital	90,218		87,872
Retained earnings	99,003		93,582
Accumulated other comprehensive income	365		379
Total stockholders’ equity	189,875		182,120
	$579,585		$259,199

See accompanying notes.

Consolidated Statement of Comprehensive Income

For the years ended December 31,

(in thousands, except per share data)

	2014	2013
Revenue:
Coal sales	$233,902	$137,436
Equity income – Savoy	5,272	5,827
Equity income - Sunrise Energy	248	629
Liability extinguishment (Note 10)		4,300
Other (Note 7)	1,749	5,678
	241,171	153,870
Costs and expenses:
Operating costs and expenses	169,691	94,111
DD&A	29,262	18,585
Coal exploration costs	2,362	2,360
SG&A	12,039	7,669
Interest (1)	9,059	1,547
Vectren deal costs (Note 2)	8,057
	230,470	124,272

Income before income taxes	10,701	29,598

Less income taxes:
Current	2,205	(266)
Deferred	(1,723)	7,441
	482	7,175

Net income*	$10,219	$22,423

Net income per share (Note 11):
Basic	$0.34	$0.78
Diluted	$0.34	$0.78

Weighted average shares outstanding:
Basic	28,776	28,595
Diluted	28,776	28,906

* There is no material difference between net income and comprehensive income.

(1)	Interest expense for 2014 includes $700,000 for the net change in the estimated fair value of our interest rate swaps and $1 million for expensing deferred financing costs relating to our old credit agreement.

See accompanying notes.

Consolidated Condensed Statement of Cash Flows

For the years ended December 31,

(in thousands)

	2014	2013
Operating activities:
Net income	$10,219	$22,423
Liability extinguishment		(4,300)
Deferred income taxes	(1,723)	7,441
Equity income – Savoy and Sunrise Energy	(5,520)	(6,456)
Cash distributions from Savoy	8,109	1,325
DD&A	29,262	18,585
Change in fair value of interest rate swaps	658
Amortization and write off of deferred financing costs	1,572	299
Accretion of ARO	534	182
Stock-based compensation	3,220	2,155
Taxes paid on vesting of RSUs	(1,067)	(780)
Change in current assets and liabilities:
Accounts receivable	(324)	(2,394)
Coal inventory	6,540	(2,436)
Parts and supply inventory	1,083	(562)
Income taxes	(160)	(6,814)
Accounts payable and accrued liabilities	1,409	1,130
Other	2,054	(2,617)
Cash provided by operating activities	55,866	27,181
Investing activities:
Capital expenditures for coal properties	(25,835)	(31,392)
Ohio River terminal		(2,836)
Vectren acquisition	(311,453)
Other		263
Cash used in investing activities	(337,288)	(33,965)
Financing activities:
Payments of bank debt	(59,655)
Bank borrowings	350,000	4,600
Deferred financing costs	(6,884)
Dividends	(4,798)	(3,476)
Cash provided by financing activities	278,663	1,124
Decrease in cash and cash equivalents	(2,759)	(5,660)
Cash and cash equivalents, beginning of year	16,228	21,888
Cash and cash equivalents, end of year	$13,469	$16,228

Cash paid for interest	$5,008	$1,028
Cash paid for income taxes, net	2,334	6,045
Increase in ARO	6,550	2,535
Capital expenditures included in accounts payable	748	84

See Note 2 for assets and liabilities assumed resulting from the Vectren acquisition.

See accompanying notes.

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Common	Additional Paid-	Retained
	Shares	Stock	in Capital	Earnings	AOCI*	Total

Balance January 1, 2013	28,529	$285	$86,576	$75,118	$30	$162,009
Adjustment – (Note 1)				(483)		(483)
Stock-based compensation	13		2,155			2,155
Stock issued on vesting of RSUs	316	2				2
Taxes paid on vesting of RSUs	(107)		(780)			(780)
Dividends				(3,476)		(3,476)
Net income				22,423		22,423
Other			(79)		349	270
Balance December 31, 2013	28,751	287	87,872	93,582	379	182,120
Stock-based compensation	7		3,220			3,220
Stock issued on vesting of RSUs	310	2				2
Taxes paid on vesting of RSUs	(106)		(1,067)			(1,067)
Dividends				(4,798)		(4,798)
Net income				10,219		10,219
Other			193		(14)	179
Balance December 31, 2014	28,962	$289	$90,218	$99,003	$365	$189,875

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

Reclassification

To maintain consistency and comparability, certain amounts in the 2013 financial statements have been reclassified to conform to current year presentation.

Inventories

Coal and supplies inventories are valued at the lower of average cost or market. Coal inventory costs include labor, supplies, equipment costs (including depreciation thereto) and overhead.

Advance Royalties

Coal leases that require minimum annual or advance payments and are recoverable from future production are generally deferred and charged to expense as the coal is subsequently produced.

Coal Properties

Coal properties are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period. Expenditures that extend the useful lives or increase the productivity of the assets are capitalized. The cost of maintenance and repairs that do not extend the useful lives or increase the productivity of the assets are expensed as incurred.  Other than land and mining equipment, coal properties are depreciated using the units-of-production method over the estimated recoverable reserves. Surface and underground mining equipment is depreciated using estimated useful lives ranging from three to twenty-five years.

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

Mine Development

Costs of developing new coal mines, including asset retirement obligation assets, or significantly expanding the capacity of existing mines, are capitalized and amortized using the units-of-production method over estimated recoverable reserves.

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

Obligations are reflected at the present value of their future cash flows.  We reflect accretion of the obligations for the period from the date they are incurred through the date they are extinguished. The asset retirement obligation assets are amortized using the units-of-production method over estimated recoverable (proved and probable) reserves.  We are using discount rates ranging from 5.5% to 10%.

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

The table below (in thousands) reflects the changes to our ARO:

	2014	2013
Balance beginning of year	$5,290	$2,573
Accretion	534	182
Vectren acquistion	6,550
Additions		2,535
Other	(300)
Balance end of year	$12,074	$5,290

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

Net Income per Share

Basic net income per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include restricted stock units and are included in basic net income per share.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual amounts could differ from those estimates.  The most significant estimates included in the preparation of the financial statements are related to (i) fair value estimates relating to business combinations, (ii) deferred income tax assets and liabilities, and (iii) coal reserves.

Derivatives

We recognize at fair value all contracts meeting the definition of a derivative as assets or liabilities in the consolidated balance sheet, with the exception of our coal contracts for which we elected to apply a normal purchases and normal sales exception. Changes in fair value are recognized into income.

Business Combinations

We account for business combinations using the purchase method of accounting. The purchase method requires us to determine the fair value of all acquired assets, including identifiable intangible assets and all assumed liabilities. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates and asset lives, among other items.

Revenue Recognition

We recognize revenue from coal sales at the time risk of loss passes to the customer at contracted amounts and amounts are deemed collectible.

Long-term Contracts

As of December 31, 2014, we are committed to supply to our customers 32 million tons of coal through 2024 of which 14 million tons are priced. During 2014 five of our customers accounted for 75% of our coal sales: one for 35%, the second for 12%, the third for 11%, the fourth for 9% and the fifth for 8%. During 2013, four of our customers accounted for 94% of our coal sales: one for 39%, the second for 29%, the third for 14% and the fourth for 12%.

We are paid every two to four weeks and do not expect any credit losses.

Stock-based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally two to four years) using the straight-line method.

New Accounting Pronouncements

None of the recent FASB pronouncements will have any material effect on us.

Subsequent Events

We have evaluated all subsequent events through the date the financial statements were issued. No material recognized or non-recognizable subsequent events were identified.

Correction of Immaterial Errors- Cost of Sales

During the fourth quarter of 2014, we identified errors to the consolidated financial statements for the years 2011 - 2014 (and for all interim periods therein) related to operating costs. We were inappropriately reconciling parts and supplies inventory related to a parts and components agreement with one of our vendors and the error was discovered when we were comparing amounts for the fourth quarter of 2014. The effect of correcting these errors to the 2013 consolidated financial statements was to decrease net income by $731,000. The effect for 2011 and 2012 totaled $483,000 and is reflected as a reduction in beginning retained earnings.  The effect for 2014 was to reduce fourth quarter net income by $334,000.

Management evaluated the materiality of all the errors described above from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that while the accumulation of these errors was significant to the year ended December 31, 2014, their correction would not be material to any individual prior period, nor did they have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Accordingly, we are correcting these errors in every affected period in the 2014 and 2013 Consolidated Financial Statements included in this Form 10-K.

(2) Vectren Fuels Acquisition

On August 29, 2014, we consummated the acquisition of all the common stock of Vectren Fuels, Inc. (VFI) for $311 million, which was accounted for as a business acquisition requiring measurement of acquired assets and assumed liabilities at their estimated fair value in applying purchase accounting. The estimated fair values are based on market participant assumptions. The acquisition was financed through a new debt facility, and the preliminary purchase price allocation and use of proceeds from the new debt facility were as follows (assets not received or liabilities not assumed were retained by the parent company of VFI):

Assets received:
Accounts receivable	$16,879
Coal inventory	21,484
Parts and supply inventory	13,180
Advance royalties	711
Prepaid expenses	701
Land and mineral rights	87,293
Mine development	37,485
Buildings and equipment	152,977
Total assets received	330,710

Liabilities assumed:
Accounts payable and accrued liabilities	12,707
Asset retirement obligations	6,550
Total liabilities assumed	19,257

Total consideration paid for VFI	$311,453

The initial purchase price was $319 million, which was adjusted downward by $8 million in November 2014 due to post closing adjustments.

The closing expenses include certain contract termination costs related to the termination of a contract post combination, which was to our benefit.

The acquisition generated $95 million of revenue and $19.7 million of pretax income since the August 29, 2014 acquisition date, and these amounts are included in our operations for the year ended December 31, 2014.

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition occurred on January 1, 2013. The unaudited pro forma results have been prepared based on estimates and assumptions, which we believe are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on January 1, 2013, or of future results of operations. VFI deal related costs of $9 million (including $1 million for the write off of deferred financing costs related to the old credit agreement) have been excluded from the pro forma amounts.

	Year Ended December 31,
	2014	2013
	(In thousands, except per share data)
Total revenues:
As reported	$241,171	$153,870
Pro forma	$462,000	$447,500
Net income:
As reported	$10,219	$22,423
Pro forma	$39,068	$46,503
Basic net income per share:
As reported	$0.34	$0.78
Pro forma	$1.36	$1.63

(3) Bank Debt

To finance the VFI acquisition (see Note 2) we entered into a credit agreement with PNC Bank as administrative agent for a group of several other banks. The credit agreement allows for a $250 million revolver and a $175 million term loan. Our debt at December 31, 2014 is $306 million (term-$161, revolver-$145). The maximum that we could borrow at December 31, 2014 was $365 million due to the covenants. The credit facility is collateralized by substantially all of Sunrise’s assets and we are the guarantor. Bank fees and other costs incurred in connection with this new facility were about $6.8 million which were deferred and are being amortized over five years. Deferred financing costs, associated with our previous credit facility, approximated $1 million and were expensed.

All borrowings under the credit agreement bear interest at LIBOR (16 bps at December 31, 2014) plus 2.25% if the leverage ratio is less than 1X; LIBOR plus 2.5% if the leverage ratio is over 1X but less than 1.5X; LIBOR plus 2.75% if the ratio is over 1.5X but less than 2X; LIBOR plus 3% if the ratio is over 2X but less than 2.5X and at LIBOR plus 3.5% if the leverage ratio is over 2.5X. The computed ratio at December 31, 2014 was 2.73X. We are required to pay at the highest rate (LIBOR plus 3.5%) through the first quarter of 2015. The maximum leverage ratio is currently 3.25X.  The leverage ratio is equal to funded debt/EBITDA. We entered into swap agreements to fix the LIBOR component of the interest rate to achieve an effective fixed rate of no greater than 5% on 100% ($175 million) of the term loan and on $100 million of the revolver. The revolver swaps step down 10% each quarter commencing March 31, 2016. At December 31, 2014 these two interest rate swaps had an estimated net fair value (liability) of $.7 million consisting of a long term asset of $1.7 million and a current liability of $2.4 million. Such amounts are included in other long-term assets and accounts payable and accrued liabilities, respectively.

The credit agreement also imposes certain other customary restrictions and covenants as well as certain milestones we must meet in order to draw down the full amount. Any non-tax cash distributions from Savoy are required to be applied toward the debt. The term loan requires quarterly payments with annual amortization at 10%, 15%, 15%, 20%, and 20% with a balloon at maturity.

The credit agreement matures on August 29, 2019, but we have the right to prepay the loan at any time without penalty.

(4)   Income Taxes (in thousands)

Our income tax is different than the expected amount computed using the applicable federal and state statutory income tax rates.  The reasons for and effects of such differences for the years ended December 31 are below:

	2014	2013
Expected amount	$3,745	$10,359
Change in Indiana rate	(1,407)
State income taxes, net of federal benefit	186	877
Percentage depletion	(1,996)	(3,826)
Stock-based compensation	343
Captive insurance	(419)	(419)
Other	30	184
	$482	$7,175

The deferred tax assets and liabilities resulting from temporary differences between book and tax basis are comprised of the following at December 31:

	2014	2013
Long-term deferred tax assets:
Stock-based compensation	$347	$372
Investment in Savoy	1,227	1,885
Oil and gas properties	(2,234)	913
Alternative minimum tax credit	4,043
Net long-term deferred tax assets	3,383	3,170
Long-term deferred tax liabilities:
Coal properties	(44,964)	(46,474)
Net deferred tax liability	$41,581	$43,304

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

(5)   Stock Compensation Plans

Restricted Stock Units (RSUs)

At December 31, 2014 we had 1,042,000 RSUs outstanding and 1,257,900 available for future issuance.  The outstanding RSUs have a value of $13 million based on the March 4, 2015 closing stock price of $12.67.  On February 1, 2014 we granted 920,000 RSUs to key employees of which 720,000 vest equally over four years and 200,000 over two years. Our stock price on grant date was $7.66. On April 1, 2014, we granted 171,000 RSUs and our stock price was $8.54. On September 2, 2014 we granted 99,000 RSUs and our stock price was $13.56. On three other occasions in 2014, we granted a total of 5,500 RSUs; our stock price on those dates ranged from $11.39 to $14.06. All RSUs granted in 2014, other than those on February 1, cliff vest over three years. In July 2013, we granted 4,000 RSUs with cliff vesting of three years; our stock price on grant date was $8.14. We expect 407,000 RSUs to vest during 2015 under our current vesting schedule.

During 2014 and 2013, there were 310,000 and 315,500 RSUs that vested, respectively. On the vesting dates the shares had a value of $3.1 million for 2014 and $2.3 million for 2013. Under our RSU plan participants are allowed to relinquish shares to pay for their required minimum statutory income taxes.

Stock-based compensation expense for 2014 was $3.2 million and for 2013 was $2.2 million. For 2015, based on existing RSUs outstanding, stock-based compensation expense will be $3.3 million.

Stock Bonus Plan

Our stock bonus plan was authorized in late 2009 with 250,000 shares. Currently, we have about 86,000 shares left in such plan.

(6)   Employee Benefits

We have no defined benefit pension plans or any post-retirement benefit plans. We offer our employees a 401(k) Plan, where we match 100% of the first 4% that an employee contributes, a bonus plan based on meeting certain production levels and a discretionary Deferred Bonus Plan for certain key employees.  We also offer health benefits to all employees and their families.  We have 3,063 participants in our employee health plan. The plan does not cover dental, vision, short-term or long-term disability. These coverages are available on a voluntary basis.  We bear some of the risk of our employee health plans. Our health claims are capped at $110,000 per person with a maximum annual exposure of $15 million not including premiums. Our 2014 expense for the 401(k) matching was $815,000 and our expense for health benefits was $8.1 million. Our 2013 expense for the 401(k) matching was $700,000 and our expense for health benefits was $4.1 million.   The 2014 expense for the Deferred Bonus Plan was $406,000 and the 2013 expense was $467,000. The expense for the production bonus plan was $373,000 for 2014 and $582,000 for 2013.

Our mine employees are also covered by workers’ compensation and such costs for 2014 and 2013 were about $2.8 million and $1.3 million, respectively. Workers’ compensation is a no-fault system by which individuals who sustain work related injuries or occupational diseases are compensated. Benefits and coverage are mandated by each state which includes disability ratings, medical claims, rehabilitation services, and death and survivor benefits.  Our operations are protected from these perils through insurance policies.  Our maximum annual exposure is limited to $1 million per occurrence with a $4 million aggregate deductible.  Based on discussions and representations from our insurance carrier we believe that our reserve for our workers’ compensation benefits is adequate.  We have a safety conscious workforce and our worker’s compensation injuries have been minimal.

(7) Other Long-Term Assets and Other Income

	2014	2013

Long-term assets:
Advance coal royalties	$5,496	$4,693
Deferred financing costs, net	6,507	1,195
Marketable equity securities available for sale, at fair value (restricted)*	2,249	3,889
Ohio River Terminal (see Note 9)	2,653	2,836
Other	1,944	2,769
	$18,849	$15,382

*Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

Other income:
MSHA reimbursements**	$		$3,672
Coal storage fees		383	1,238
Miscellaneous		1,366	768
		$1,749	$5,678

**See “MSHA Reimbursements” in the MD&A section for a discussion of these amounts.

(8) Self Insurance

In late August 2010 we decided to terminate the property insurance on our underground mining equipment. Such equipment is allocated among 11 mining units at our three underground mines. These units are spread out over 30 miles in 11 different locations at the three mines. The historical cost of such equipment is about $246 million.

(9) Ohio River Terminal

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

(10) Liability Extinguishment

During the 2013 second quarter we concluded that an approximate $4.3 million liability we recorded during 2006 upon the purchase of Sunrise Coal relating to a terminated coal contract was no longer required. The amount had no effect on cash flows.

(11) Net Income per Share

We compute net income per share using the two-class method, which is an allocation formula that determines net income per share for common stock and participating securities, which for us are our outstanding RSUs. Outstanding RSUs of 1,042,000 have been excluded because the impact would be anti-dilutive.

The following table sets forth the computation of net income per share for 2014. The adjustments for 2013 were not significant (in thousands, except per share amounts):

2014
Numerator:
Net income	$10,219
Less earnings allocated to RSUs	(375)
Net income	$9,844

Denominator:
Weighted average number of common shares outstanding	28,776
Potential dilutive shares	0
Weighted average number of diluted shares outstanding	28,776

Net income per share:
Basic	$0.34
Diluted	$0.34

(12) Fair Value Measurements

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

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Our marketable securities are Level 1 instruments.

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

The purchase price allocation for the acquisition of VFI was determined using Level 3 measurements. Mobile mining equipment was valued via the market approach. Fixed equipment and mine development was valued via the cost approach using direct and indirect (trending) methods. The mineral reserves and ARO were valued via a discounted future cash flow model.

(13) Equity Investment in Sunrise Energy

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for coal-bed methane gas reserves on or near our underground coal reserves. They use the successful efforts method of accounting. We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% is a condensed balance sheet at December 31, for both years and a condensed statement of operations for both years. Sunrise Energy’s proved oil and gas reserves are not material.

Condensed Balance Sheet

	2014	2013
Current assets	$3,580	$3,109
Oil and gas properties, net	7,130	6,781
	$10,710	$9,890

Total liabilities	$1,080	$756
Members’ capital	9,630	9,134
	$10,710	$9,890

Condensed Statement of Operations

	2014	2013
Revenue	$3,203	$3,399
Expenses	(2,707)	(2,141)
Net income	$496	$1,258

(14) Equity Investment in Savoy

We currently own a 40% interest in Savoy Energy, L.P., a private company engaged in the oil and gas business primarily in the state of Michigan. Savoy uses the successful efforts method of accounting. Our 45% ownership was decreased to 40% on October 1, 2014 due to the exercise of options by Savoy’s management. We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% is a condensed balance sheet at December 31, for both years and a condensed statement of operations for both years.

Condensed Balance Sheet

	2014	2013
Current assets	$14,863	$29,182
Oil and gas properties, net	27,549	25,408
Other	852	260
	$43,264	$54,850

Total liabilities	$10,079	$16,447
Partners' capital	33,185	38,403
	$43,264	$54,850

Condensed Statement of Operations

	2014	2013
Revenue	$41,583	$42,248
Expenses	(29,354)	(29,322)
Net income	$12,229	$12,926

In 2014, Savoy engaged Energy Spectrum Advisors Inc. (ESA) to market its Trenton-Black River oil properties located in southeast Michigan. No acceptable offers were received. Marketing efforts are on hold until oil prices recover

Savoy made a $12 million cash distribution in early October 2014; our share was $4.9 million; such amount was applied toward our bank debt as required under the new credit agreement.

Unaudited Oil and Gas Reserve Quantity and Value Information (in thousands)

The data below is shown proportionate to our 40% (45% in 2013) ownership of Savoy.

Costs incurred are as follows:	2014	2013
Unproved property acquisition	$899	$1,287
Development	1,224	858
Exploration	5,130	7,061
Total	$7,253	$9,206

	Oil	NGLs	Natgas
	(Bbls)	(Bbls)	(Mcf)
Change in proved reserves:
January 1, 2013	700	29	1,108
Extensions and discoveries	898	58	442
Production	(153)	(11)	(96)
Revisions to previous estimates	24	23	(153)
December 31, 2013	1,469	99	1,301
Extensions and discoveries	262	14	253
Production	(143)	(9)	(83)
Revisions to previous estimates	(840)	(60)	(956)
Change in ownership from 45% to 40%	(73)	(5)	(65)
December 31, 2014	675	39	450

Proved developed reserves included above:
December 31, 2013	746	60	450
December 31, 2014	467	30	292
Proved undeveloped reserves (PUDs) included above:
December 31, 2013	723	39	851
December 31, 2014	208	9	158

FOR INFORMATION PURPOSES ONLY

	Proved		Total
December 31, 2014 based on current and future NYMEX strip prices	Developed	PUDs	Proved
Future cash inflows:
Oil	$24,768	$12,239	$37,007
NGLs	785	252	1,037
Natgas	915	683	1,598
Total cash inflows	26,468	13,174	39,642
Future production costs	(9,462)	(3,398)	(12,860)
Future development costs	(58)	(1,800)	(1,858)
Future income tax (none since Savoy is a pass-through entity for income tax purposes)
Future net cash flows	16,948	7,976	24,924
10% annual discount for estimated timing of cash flows	(3,608)	(2,336)	(5,944)
Discounted future net cash flows	$13,340	$5,640	$18,980

	Proved		Total
December 31, 2014 based on SEC first-of-month average prices	Developed	PUDs	Proved
Future cash inflows:
Oil	$41,660	$18,530	$60,190
NGLs	1,256	368	1,624
Natgas	1,203	721	1,924
Total cash inflows	44,119	19,619	63,738
Future production costs	(12,886)	(3,749)	(16,635)
Future development costs	(60)	(1,790)	(1,850)
Future income tax (none because Savoy is a pass-through entity for income tax purposes)
Future net cash flows	31,173	14,080	45,253
10% annual discount for estimated timing of cash flows	(7,125)	(4,028)	(11,153)
Standardized measure of discounted future net cash flows	$24,048	$10,052	$34,100

	Proved		Total
December 31, 2013 based on SEC first-of-month average prices	Developed	PUDs	Proved
Future cash inflows:
Oil	$70,582	$70,662	$141,244
NGLs	2,551	1,669	4,220
Natgas	1,365	976	2,341
Total cash inflows	74,498	73,307	147,805
Future production costs	(12,213)	(12,233)	(24,446)
Future development costs		(3,073)	(3,073)
Future income tax (none because Savoy is a pass-through entity for income tax purposes)
Future net cash flows	62,285	58,001	120,286
10% annual discount for estimated timing of cash flows	(14,375)	(15,111)	(29,486)
Standardized measure of discounted future net cash flows	$47,910	$42,890	$90,800

	2014	2013
Beginning of year	$90,800	$35,300
Sales, net of production costs	(11,000)	(12,600)
Net changes in prices and production costs	(5,700)	1,600
Extensions and discoveries	13,300	57,200
Revisions of previous quantity estimates	(61,000)	2,100
Change in production timing and other	3,100	3,700
Change in ownership from 45% to 40%	(4,500)
Accretion of discount	9,100	3,500
End of year	$34,100	$90,800

Average wellhead prices based on SEC average prices:
Oil (per Bbl)	$89	$95
NGLs (per Bbl)	41	42
Natgas (per Mcf)	4.27	3.04
Average wellhead prices based on NYMEX strip prices:
Oil (per Bbl)	59
NGLs (per Bbl)	28
Natgas (per Mcf)	3.94

The 2014 reserve estimates shown above have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies.  NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.  Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein is Mr. G. Lance Binder. Mr. Binder, a Licensed Professional Engineer in the State of Texas (No. 61794), has been practicing consulting petroleum engineering at NSAI since 1983 and has over 5 years of prior industry experience. He graduated from Purdue University in 1978 with a Bachelor of Science Degree in Chemical Engineering. He meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering evaluations as well as applying SEC and other industry reserves definitions and guidelines. Brock Engineering, LLC, an independent petroleum engineering firm, estimated our proved reserves as of December 31, 2013.

Differences in the professional opinions of the two engineering firms, plus the fact that estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors are the primary reasons for the 2014 downward revision.

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

Internal Control Over Financial Reporting (ICFR)

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate ICFR. Our ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, ICFR may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Management evaluated the effectiveness of our ICFR based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our ICFR as of December 31, 2014. Based on that evaluation, our management concluded that our ICFR was effective at December 31, 2014. As allowed, this evaluation excludes the operations of Vectren Fuels due to the timing of the acquisition. Revenue related to Vectren Fuels were 40% of total revenue for the year ended December 31, 2014.

EKS&H LLLP has audited and reported on our financial statements and our ICFR as of December 31, 2014. Their report is contained in this Form 10-K.

Changes in internal control over financial reporting

Other than the hiring of additional accounting staff relating to the VFI acquisition that allowed us to further segregate certain accounting duties, there were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On December 15, 2014, our Board of Directors and Compensation Committee met to determine bonus compensation to our named executive officers. The Board determined that the purchase of all common stock of Vectren Fuels, Inc. effective August 29, 2014 met the goals set for success.

The Compensation Committee set three performance criteria for success including consummating the purchase of Vectren Fuels, Inc. at a reasonable fair market value, structuring bank debt using an administrative agent to structure a new debt vehicle and executing on an integration plan that included the successful transition of skilled and motivated workers.

The Committee approved bonuses in the aggregate amount of $1.2MM to the NEOs and to a certain employee for 2014.  On December 20, 2014, these payments were made as follows:  Mr. Bilsland $430,000; Mr. Martin $214,000; Mr. Stabio $198,000; Mr. Bishop $100,000 and $214,000 to the employee.  If certain performance goals (EBITDA of $100 million) are met in 2015, up to twice those amounts could be paid.

PART III

The information required for Items 10-14 are hereby incorporated by reference to that certain information in our Information Statement to be filed with the SEC during March 2015.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

See Item 8 for an index of our financial statements.

Because we are a smaller reporting company we are not required to provide financial statement schedules.

Our exhibit index is as follows:

3.1	Second Restated Articles of Incorporation of Hallador Energy Company effective December 24, 2009. (1)
3.2	By-laws of Hallador Energy Company, effective December 24, 2009 (1)
10.1	Purchase and Sale Agreement dated December 31, 2005 between Hallador Petroleum Company, as Purchaser and Yorktown Energy Partners II, L.P., as Seller relating to the purchase and sale of limited partnership interests in Savoy Energy Limited Partnership (2)
10.2	Letter of Intent dated January 5, 2006 between Hallador Petroleum Company and Sunrise Coal, LLC (3)
10.3	Reimbursement Agreement, dated April 19, 2006, between Hallador Petroleum Company and Sunrise Coal, LLC (5)
10.4	Membership Interest Purchase Agreement dated July 31, 2006 by and between Hallador Petroleum Company and Sunrise Coal, LLC. (6)
10.5	Purchase and Sale Agreement dated effective as of October 5, 2007 between Hallador Petroleum Company, as Purchaser and Savoy Energy Limited Partnership, as Seller (7)
10.6	Hallador Petroleum Company 2008 Restricted Stock Unit Plan. (8)*
10.7	Form of Amended and Restated Purchase and Sale Agreement dated July 24, 2008 to purchase additional minority interest from Sunrise Coal, LLC's minority members (9)
10.8	Amended and Restated Promissory Note dated December 12, 2008, in the principal amount of $13,000,000, issued by Sunrise Coal, LLC in favor of Hallador Petroleum Company (10)
10.9	Form of Purchase and Sale Agreement dated September 16, 2009 (11)
10.10	Form of Subscription Agreement dated September 15, 2009 (11)
10.11	Form of Hallador Petroleum Company Restricted Stock Unit Issuance Agreement. (11)*
10.12	2009 Stock Bonus Plan(12)*
10.13	$165,000,000 Revolving Credit Facility (13)
10.14	Stock Purchase Agreement (Vectren Fuels) (14)
10.15	Second Amended Restated Credit Agreement – August 29, 2014 (15)
14	Code Of Ethics For Senior Financial Officers. (4)*
21.1	List of Subsidiaries (16)
23.1	Consent of EKS&H LLLP (16)
23.2	Consent of Brock Engineering, LLC(16)
23.3	Consent of Netherland, Sewell & Associates, Inc. (16)
31	SOX 302 Certifications (16)
32	SOX 906 Certification (16)
95	Mine Safety Disclosure (16)
99	2014 SEC Reserve Report by Netherland, Sewall & Associates(16)
101	Interactive data files.

(1) IBR to Form 8-K dated December 31, 2009.	(9) IBR to Form 8-K dated July 24, 2008.
(2) IBR to Form 8-K dated January 3, 2006.	(10) IBR to Form 8-K dated December 12, 2008.
(3) IBR to Form 8-K dated January 6, 2006.	(11) IBR to Form 8-K dated September 18, 2009.
(4) IBR to the 2005 Form 10-KSB.	(12) IBR to Form S-8 dated December 1, 2009.
(5) IBR to Form 8-K dated April 25, 2006.	(13) IBR to Form 8-K dated October 18, 2012
(6) IBR to Form 8-K dated August 1, 2006.	(14) IBR to Form 8-K dated July 8, 2014
(7) IBR to Form 10-KSB dated December 31, 2007.	(15) IBR to Form 10-Q dated November 10, 2014
(8) IBR to March 31, 2007 Form 10-Q.	(16) Filed herewith.

*Management Agreements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: March 6, 2015	/s/W. ANDERSON BISHOP
W. Anderson Bishop, CFO and CAO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/DAVID HARDIE
David Hardie	Director	March 6, 2015

/s/VICTOR P. STABIO
Victor P. Stabio	Chairman	March 6, 2015

/s/BRYAN LAWRENCE
Bryan Lawrence	Director	March 6, 2015

/s/BRENT BILSLAND
Brent Bilsland	President, CEO and Director	March 6, 2015

/s/JOHN VAN HEUVELEN
John Van Heuvelen	Director	March 6, 2015

