Form 10-Q
period 2015-03-31
HALLADOR ENERGY CO
filed 2015-05-08
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

As of May 7, 2015 we had 29,043,000 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheet

(in thousands, except per share data)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$11,797	$13,469
Marketable securities	1,670	1,656
Accounts receivable	29,817	27,297
Prepaid income taxes	4,365	5,791
Coal inventory	23,191	19,722
Parts and supply inventory	15,072	14,919
Other	612	1,555
Total current assets	86,524	84,409

Coal properties, at cost:
Land and mineral rights	116,025	116,025
Buildings and equipment	331,092	323,758
Mine development	124,988	124,435
	572,105	564,218
Less - accumulated DD&A	(117,806)	(106,608)
	454,299	457,610
Investment in Savoy	14,033	13,896
Investment in Sunrise Energy	4,861	4,821
Other assets (Note 5)	16,819	18,849
	$576,536	$579,585
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt	$24,063	$21,875
Accounts payable and accrued liabilities	29,029	28,105
Total current liabilities	53,092	49,980

Long-term liabilities:
Bank debt	267,908	284,470
Deferred income taxes	43,577	41,581
Asset retirement obligations	12,073	12,074
Other	2,880	1,605
Total long-term liabilities	326,438	339,730
Total liabilities	379,530	389,710

Commitments and contingencies
Stockholders' equity:
Preferred Stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized;
28,962 shares outstanding, respectively	289	289
Additional paid-in capital	91,060	90,218
Retained earnings	105,394	99,003
Accumulated other comprehensive income	263	365
Total stockholders’ equity	197,006	189,875
	$576,536	$579,585

See accompanying notes.

Consolidated Statement of Comprehensive Income

For the three months ended March 31,

(in thousands, except per share data)

	2015	2014
Revenue:
Coal sales	$97,073	$33,016
Equity income – Savoy	136	2,379
Equity income - Sunrise Energy	40	89
Other income	752	283
	98,001	35,767
Costs and expenses:
Operating costs and expenses	66,152	23,005
DD&A	11,338	4,959
Coal exploration costs	708	665
SG&A	3,344	1,971
Interest (1)	5,456	465
	86,998	31,065

Income before income taxes	11,003	4,702

Less income taxes:
Current	1,416	1,232
Deferred	1,996	(56)
	3,412	1,176

Net income (2)	$7,591	$3,526

Net income per share:
Basic and diluted	$0.25	$0.12

Weighted average shares outstanding:
Basic and diluted	28,962	28,757

______________________

(1) Interest expense for 2015 includes $1.3 million for the net change in the estimated fair value of our interest rate swaps.

(2) There is no material difference between net income and comprehensive income.

See accompanying notes.

Consolidated Condensed Statement of Cash Flows

For the three months ended March 31,

(in thousands)

	2015	2014
Operating activities:
Cash provided by operating activities	$21,963	$6,179

Investing activities:
Mining equipment	(8,250)	(2,936)
Other	190
Cash used in investing activities	(8,060)	(2,936)

Financing activities:
Dividends	(1,200)	(1,194)
Payments on bank debt	(14,375)
Cash used in financing activities	(15,575)	(1,194)

Increase (decrease) in cash and cash equivalents	(1,672)	2,049
Cash and cash equivalents, beginning of period	13,469	16,228
Cash and cash equivalents, end of period	$11,797	$18,277

See accompanying notes.

Consolidated Statement of Stockholders' Equity

(in thousands)

		Common	Additional Paid-in	Retained
	Shares	Stock	Capital	Earnings	AOCI*	Total

Balance, January 1, 2015	28,962	$289	$90,218	$99,003	$365	$189,875

Stock-based compensation			852			852

Dividends				(1,200)		(1,200)

Net income				7,591		7,591

Other			(10)		(102)	(112)

Balance, March 31, 2015	28,962	$289	$91,060	$105,394	$263	$197,006

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

The results of operations and cash flows for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2015. To maintain consistency and comparability, certain 2014 amounts have been reclassified to conform to the 2015 presentation.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our consolidated financial statements filed as part of our 2014 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

The consolidated financial statements include the accounts of Hallador Energy Company (the Company) and its wholly-owned subsidiary Sunrise Coal, LLC (Sunrise) and Sunrise’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We are engaged in the production of steam coal from mines located in western Indiana.  We own a 40% equity interest in Savoy Energy, L.P., a private oil and gas company, which has operations in Michigan and a 50% interest in Sunrise Energy, LLC, a private entity engaged in natgas operations in the same vicinity as the Carlisle mine.

(2)	Bank Debt

To finance the Vectren Fuels acquisition, we entered into a credit agreement with PNC Bank as administrative agent for a group of several other banks. The credit agreement allows for a $250 million revolver and a $175 million term loan. Our debt at March 31, 2015 is $292 million (term-$157, revolver-$135). The maximum that we could borrow at March 31, 2015 was $362 million due to the covenants. The credit facility is collateralized by substantially all of Sunrise’s assets and we are the guarantor. Bank fees and other costs incurred in connection with this new facility were about $6.8 million which were deferred and are being amortized over five years.

All borrowings under the credit agreement bear interest at LIBOR (18 bps at March 31, 2015) plus 2.25% if the leverage ratio (debt/EBITDA) is less than 1X; LIBOR plus 2.5% if the leverage ratio is over 1X but less than 1.5X; LIBOR plus 2.75% if the ratio is over 1.5X but less than 2X; LIBOR plus 3% if the ratio is over 2X but less than 2.5X and at LIBOR plus 3.5% if the leverage ratio is over 2.5X. The computed ratio at March 31, 2015 was 2.63X. We are required to pay at the highest rate (LIBOR plus 3.5%) through the first quarter of 2015. The maximum leverage ratio is currently 3.25X.  We entered into swap agreements to fix the LIBOR component of the interest rate to achieve an effective fixed rate of no greater than 5% on 100% ($175 million) of the term loan and on $100 million of the revolver. The revolver swaps step down 10% each quarter commencing March 31, 2016. At March 31, 2015 these two interest rate swaps had an estimated net fair value liability of $1.967 million consisting of a long term asset of $.311 million and a current liability of $2.278 million. Such amounts are included in other long-term assets and accounts payable and accrued liabilities, respectively.

The credit agreement also imposes certain other customary restrictions and covenants as well as certain milestones we must meet in order to draw down the full amount. Any non-tax cash distributions from Savoy are required to be applied toward the debt. The term loan requires quarterly payments with annual amortization at 10%, 15%, 15%, 20%, and 20% with a balloon at maturity.

The credit agreement matures on August 29, 2019, but we have the right to prepay the loan at any time without penalty.

(3)	Equity Investment in Sunrise Energy

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for coal-bed methane gas reserves on or near our underground coal reserves. They use the successful efforts method of accounting. We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% is a condensed balance sheet at March 31, and a condensed statement of operations for the three months ended March 31, 2015 and 2014.

Condensed Balance Sheet
2015

Current assets	$2,659
Oil and gas properties, net	7,799
$10,458

Total liabilities	$747
Members' capital	9,711
$10,458

Condensed Statement of Operations
	2015	2014

Revenue	$617	$782
Expenses	(537)	(605)
Net income	$80	$177

(4)	Equity Investment in Savoy

We currently own a 40% interest in Savoy Energy, L.P., a private company engaged in the oil and gas business primarily in the state of Michigan.  Savoy uses the successful efforts method of accounting. Our 45% ownership was decreased to 40% on October 1, 2014 due to the exercise of options by Savoy’s management. We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% is a condensed balance sheet at March 31, and a condensed statement of operations for the three months ended March 31, 2015 and 2014.

Condensed Balance Sheet

2015

Current assets	$11,698
Oil and gas properties, net	27,578
$39,276

Total liabilities	$5,538
Partners' capital	33,738
$39,276

Condensed Statement of Operations

	2015	2014

Revenue	$4,360	$12,438
Expenses	(4,027)	(7,161)
Net income	$333	$5,277

(5)	Other Long-Term Assets (in thousands)

	March 31, 2015	December 31, 2014

Long-term assets:
Advance coal royalties	$5,554	$5,496
Deferred financing costs, net	6,158	6,507
Marketable equity securities available for sale, at fair value (restricted)*	2,084	2,249
Other	3,023	4,597
	$16,819	$18,849

____________________

*Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

(6)	Self Insurance

In late August 2010 we decided to terminate the property insurance on our underground mining equipment. Such equipment is allocated among 13 mining units spread out over 20 miles. The historical cost of such equipment is about $250 million.

(7)	Net Income per Share

We compute net income per share using the two-class method, which is an allocation formula that determines net income per share for common stock and participating securities, which for us are our outstanding RSUs. Outstanding RSUs have been excluded because the impact would be anti-dilutive.

The following table sets forth the computation of net income per share for the three months ended March 31, 2015 and 2014:

	2015	2014
Numerator:
Net income	$7,591	$3,526
Less earnings allocated to RSUs	(263)	(127)
Net income allocated to common shareholders	$7,328	$3,399

(8)	Vectren Fuels Acquisition

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

Denver, Colorado

We have reviewed the accompanying condensed consolidated balance sheet of Hallador Energy Company and subsidiaries (the "Company") as of March 31, 2015, and the related condensed consolidated statements of comprehensive income, and cash flows, for the three month periods ended March 31, 2015 and March 31, 2014 and the statement of stockholders' equity for the three month period ended March 31, 2015. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2014, and the related consolidated statements of comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated March 5, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ EKS&H LLLP

May 8, 2015

Denver, Colorado

ITEM 2. MD&A

The following discussion updates the MD&A section of our 2014 Form 10-K and should be read in conjunction therewith.

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

On August 29, 2014, we consummated the acquisition of Vectren Fuels, Inc. (VFI). Vectren Fuels, headquartered in Evansville, Indiana, owned three underground coal mines in southwestern Indiana, including the Oaktown 1 and Oaktown 2 mines in Oaktown, Indiana, and the Prosperity Mine located in Petersburg, Indiana. The Prosperity Mine was idled on August 29, 2014. The two underground mines located near Oaktown, Indiana are seven miles south of our Carlisle underground mine. Oaktown 2 is contiguous to our Carlisle mine and War Eagle reserve. Thus, we intend to mine part of Oaktown 2’s reserve from our Carlisle portal and all of our War Eagle reserve from the Oaktown 2 portal (as noted later in the Reserve Table).

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

For 2015, over 86% of our coal sales were to customers with large scrubbed coal-fired power plants in the state of Indiana. Our mines and coal reserves are strategically located in close proximity to our primary customers, which reduces transportation costs and thus provides us with a competitive advantage with respect to those customers; our closest customer’s plant is 13 miles away and the farthest Indiana customer is 200 miles away. We have access to our primary customers directly through either the CSX railroad (NYSE:CSX) or through the Indiana Rail Road, majority owned by the CSX and truck.

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

The table below illustrates the status of our current coal contracts:

Period	Priced Tons	Average Price/Ton	Committed Unpriced Tons	Total Tons
2015 (last nine months)	6,977,000	$44.86		6,977,000
2016	3,369,000	44.03	1,000,000	4,369,000
2017	1,450,000	44.39	1,480,000	2,930,000
2018			2,480,000	2,480,000
2019			2,480,000	2,480,000
2020			2,480,000	2,480,000
2021			2,480,000	2,480,000
2022			2,480,000	2,480,000
2023			2,000,000	2,000,000
2024			1,000,000	1,000,000
Total	11,796,000		17,880,000	29,676,000

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

We have offers extended to several of our customers in response to their requests for proposals. At this time, none of our offers have been accepted or denied. We anticipate utility buyers to be extremely slow to commit to purchase coal in 2016 and beyond as they are struggling to understand their coal burns for 2015.

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

_______________________

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

The mine has several advantages as listed below:

●	SO2 - Historically, Carlisle has guaranteed a 6# SO2 product; however, with the addition of the Ace in the Hole Mine we can blend lower sulfur coal with Carlisle coal and guarantee a mid-sulfur product which should command a higher price and increase our customer base. Few mines in the ILB have the ability to offer their customers various ranges of SO2. Carlisle has supplied coal to 11 different power plants.

●	Chlorine - Our reserves have lower chlorine (<0.10%) than average ILB reserves of 0.22%. Much of the ILB’s new production is located in Illinois and possesses chlorine content in excess of .30%. The relatively low chlorine content of our reserves is attractive to buyers given their desire to limit the corrosive effects of chlorine in their power plants.

●	Transportation - Carlisle has a double 100 rail car loop facility and a four-hour certified batch load-out facility connected to the CSX railroad. The Indiana Rail Road (INRD) also has limited running rights on the CSX to our mine. Dual rail access gives us a freight advantage to more customers. Long term, the CSX anticipates our coal being shipped to southeast markets via their railroad. We sell our coal FOB the mine and substantially all of our coal is transported by rail. However, on occasion we have shipped to three power plants via truck.

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

Bulldog Mine (underground) – Unassigned

We have leased roughly 19,300 acres in Vermilion County, Illinois near the village of Allerton.  Based on our reserve estimates we currently control 35.8 million tons of coal reserves. A considerable amount of our leased acres has yet to receive any exploratory drilling, thus we anticipate our controlled reserves to grow as we continue drilling.  The permitting process was started in the summer of 2011, and we filed the formal permit with the state of Illinois and the appropriate Federal regulators during June 2012.  In July 2014, we were notified by the Illinois Department of Natural Resources (ILDNR) that our permit had been deemed complete which starts the timeline for the ILDNR public review process. It is our estimation that our permit will be approved or denied in 2015.

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

Liquidity and Capital Resources

Our maintenance capex budget for the last nine months of 2015 is $18.7 million. Cash from operations should fund these expenditures.

We have no material off-balance sheet arrangements.

Capital Expenditures (capex)

For 2015 first quarter capex was $8.25 million allocated as follows (in 000’s):

Carlisle - maintenance capex (approximately $5/ton)	$3,213
Oaktown - maintenance capex (approximately $2.5/ton)	3,472
Other projects	1,565
Capex per the Cash Flow Statement	$8,250

Results of Operations

The column for the 3rd and 4th quarter of 2014 in the table below includes the mines acquired from Vectren on August 29, 2014.

Quarterly coal sales and cost data (in 000’s, except for per ton data):

	2nd 2014	3rd 2014	4th 2014	1st 2015	T4Qs
Tons sold	847	1,500	2,275	2,146	6,768
Coal sales	$36,130	$64,764	$99,992	$97,073	$297,959
Average price/ton	42.66	43.18	43.95	45.23	44.02
Wash plant recovery in %	68	64	67	67
Operating costs	$26,209	$52,957	$67,367	$66,152	$212,685
Average cost/ton	30.94	35.30	29.61	30.83	31.43
Margin	9,921	11,807	32,625	30,921	85,274
Margin/ton	11.72	7.88	14.34	14.40	12.59
Capex	6,190	5,200	11,509	8,250	31,149
Maintenance capex	3,974	4,756	11,162	6,685	26,577
Maintenance capex/ton	4.69	3.17	4.91	3.12	3.93

	2nd 2013	3rd 2013	4th 2013	1st 2014	T4Qs
Tons sold	774	817	757	776	3,124
Coal sales	$34,149	$34,985	$34,307	$33,016	$136,457
Average price/ton	44.12	42.82	45.32	42.55	43.68
Wash plant recovery in %	71	68	63	66
Operating costs	$22,508	$23,800	$24,202	$23,005	$93,515
Average cost/ton	29.08	29.13	31.97	29.65	29.93
Margin	11,641	11,185	10,105	10,011	42,942
Margin/ton	15.04	13.69	13.35	12.90	13.75
Capex	6,174	8,780	7,834	2,936	25,724
Maintenance capex	2,727	5,638	2,721	2,650	13,736
Maintenance capex/ton	3.52	6.90	3.59	3.41	4.40

We realize the combination of poor transportation and the challenge of acquiring Vectren Fuels did not help contain our costs structure throughout much of 2014. In the 4th quarter, we were able to reduce our costs to $29.61/ton, a significant improvement over the 3rd quarter per ton costs of $35.30. Costs per ton increased slightly for the first quarter due to some mining issues at Carlisle. We believe we will be able to maintain our cost structure below $30/ton for the remainder of 2015.

Three months ended March 31, 2015 vs. 2014

For the first quarter of 2015, we sold 2,146,000 tons at an average price of $45.23/ton.  For the first quarter of 2014, we sold 776,000 tons at an average price of $42.55/ton. Our average price for the remainder of 2015, based on our contracts, will be $44.86/ton.

Operating costs and expenses averaged $30.83/ton in 2015 compared to $29.65 in 2014.  We expect such costs to average $30/ton or less for the remainder of 2015.

SG&A increased due to the tripling in the size of our company.  SG&A as a percentage of coal revenue decreased from 6% to 3.4% and SG&A per ton of coal sold decreased from $2.54 to $1.56.

Our Indiana employees totaled 1,018 at March 31, 2015 compared to 379 at March 31, 2014.

Earnings per Share

	2nd 2014	3rd 2014	4th 2014	1st 2015
Basic and diluted	$.10	$(.20)	$.33	$.25

	2nd 2013	3rd 2013	4th 2013	1st 2014
Basic and diluted	$.28	$.16	$.16	$.12

MSHA Reimbursements

Some of our legacy coal contracts allow us to pass on certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies. We do not recognize any revenue until customers have notified us that they accept the charges.

We submitted our incurred costs for 2011 in October 2012 for $3.7 million. $2.1 million in reimbursements were recorded in the first quarter 2013 and $1.6 million were recorded in the fourth quarter of 2013.  Based on past experience, we expect to collect the 2012 and 2013 costs in 2015. Due to the time involved relating to the Vectren acquisition, we do not expect to submit our incurred costs for 2012 until the second quarter of 2015.

Income Taxes

Our effective tax rate (ETR) for 2014 was 25%. For 2015, we estimate our ETR to be circa 30%.

40% Ownership in Savoy

We currently own a 40% interest in Savoy Energy, L.P., a private company engaged in the oil and gas business primarily in the state of Michigan. Savoy uses the successful efforts method of accounting. Our 45% ownership was decreased to 40% on October 1, 2014 due to the exercise of options by Savoy’s management. We account for our interest using the equity method of accounting.

Our share of Savoy’s income dropped due to the precipitous drop in oil prices.

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

Yorktown Distributions

As previously disclosed, Yorktown Energy Partners and its affiliated partnerships (Yorktown) have made nine distributions to their numerous partners totaling 6 million shares since May 2011. In the past, these distributions were made soon after we filed our Form 10-Qs and Form 10-Ks. Currently they own 9.3 million shares of our stock representing about 32% of total shares outstanding. Yorktown last distributed shares in March 2015.

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

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HALLADOR ENERGY COMPANY

Date: May 8, 2015	/s/W. Anderson Bishop
W. Anderson Bishop, CFO and CAO

