Form 10-Q
period 2015-06-30
HALLADOR ENERGY CO
filed 2015-08-07
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Issuer's telephone number: 303.839.5504

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer (do not check if a small reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 5, 2015 we had 29,044,000 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheet

(in thousands)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$16,489	$13,469
Marketable securities	1,645	1,656
Accounts receivable	25,642	27,297
Income tax receivable	6,936	5,791
Coal inventory	15,952	19,722
Parts and supply inventory	14,008	14,919
Other	1,315	1,555
Total current assets	81,987	84,409
Coal properties, at cost:
Land and mineral rights	115,963	116,025
Buildings and equipment	344,442	323,758
Mine development	125,591	124,435
	585,996	564,218
Less - accumulated DD&A	(128,363)	(106,608)
	457,633	457,610
Investment in Savoy	13,880	13,896
Investment in Sunrise Energy	4,824	4,821
Other assets (Note 5)	17,304	18,849
	$575,628	$579,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion bank debt	$26,250	$21,875
Accounts payable and accrued liabilities	28,056	28,105
Total current liabilities	54,306	49,980
Long-term liabilities:
Bank debt	251,345	284,470
Deferred income taxes	46,897	41,581
Asset retirement obligations	11,979	12,074
Other	8,329	1,605
Total long-term liabilities	318,550	339,730
Total liabilities	372,856	389,710
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized; 29,044 and 28,962, shares outstanding, respectively	290	289
Additional paid-in capital	91,268	90,218
Retained earnings	111,049	99,003
Accumulated other comprehensive income	165	365
Total stockholders’ equity	202,772	189,875
	$575,628	$579,585

See accompanying notes.

Consolidated Statement of Comprehensive Income

(in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014

Revenue:
Coal sales	$192,396	$69,146	$95,323	$36,130
Equity income (loss) – Savoy	(17)	4,514	(153)	2,135
Equity income (loss) - Sunrise Energy	3	87	(37)	(2)
Other	872	480	120	197
	193,254	74,227	95,253	38,460
Costs and expenses:
Operating costs and expenses	134,432	49,101	68,280	26,096
DD&A	22,108	10,152	10,770	5,193
Coal exploration costs	1,200	1,191	492	526
SG&A	6,424	4,709	3,080	2,738
Interest	8,779	862	3,323	397
	172,943	66,015	85,945	34,950

Income before income taxes	20,311	8,212	9,308	3,510

Less income taxes:
Current	551	4,401	(865)	3,169
Deferred	5,316	(2,783)	3,320	(2,727)
	5,867	1,618	2,455	442

Net income (1)	$14,444	$6,594	$6,853	$3,068

Net income per share: (Note 7)
Basic and diluted	$0.48	$0.22	$0.23	$0.10

Weighted average shares outstanding:
Basic and diluted	28,993	28,763	29,024	28,770

__________________________

(1) There is no material difference between net income and comprehensive income.

See accompanying notes.

Consolidated Condensed Statement of Cash Flows

For the six months ended June 30,

(in thousands)

	2015	2014
Operating activities:
Cash provided by operating activities	$57,810	$16,437

Investing activities:
Capital expenditures for coal properties	(23,039)	(9,126)
Other	(603)
Cash used in investing activities	(23,642)	(9,126)

Financing activities:
Dividends	(2,398)	(2,394)
Payments on bank debt	(28,750)
Other		(120)
Cash used in financing activities	(31,148)	(2,514)

Increase in cash and cash equivalents	3,020	4,797
Cash and cash equivalents, beginning of period	13,469	16,228
Cash and cash equivalents, end of period	$16,489	$21,025

See accompanying notes.

.Consolidated Statement of Stockholders’ Equity

(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI*	Total
Balance, January 1, 2015	28,962	$289	$90,218	$99,003	$365	$189,875

Stock-based compensation			1,623			1,623

Stock issued on vesting of RSUs	127	1				1

Taxes paid on RSU vesting	(45)		(543)			(543)

Dividends				(2,398)		(2,398)

Net income				14,444		14,444

Other			(30)		(200)	(230)

Balance, June 30, 2015	29,044	$290	$91,268	$111,049	$165	$202,772

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

The results of operations and cash flows for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2015. To maintain consistency and comparability, certain 2014 amounts have been reclassified to conform to the 2015 presentation.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our consolidated financial statements filed as part of our 2014 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

The consolidated financial statements include the accounts of Hallador Energy Company and its wholly owned subsidiary Sunrise Coal, LLC (Sunrise) and Sunrise’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We are engaged in the production of steam coal from mines located in western Indiana.  We own a 40% equity interest in Savoy Energy, L.P., a private oil and gas company, which has operations in Michigan and a 50% interest in Sunrise Energy, LLC, a private entity engaged in shale and coalbed methane operations in the same vicinity as the Carlisle Mine.

(2) Bank Debt

To finance the Vectren Fuels acquisition, we entered into a credit agreement with PNC Bank as administrative agent for a group of several other banks. The credit agreement allows for a $250 million revolver and a $175 million term loan. Our debt at June 30, 2015 was $278 million (term-$153, revolver-$125). The maximum that we could borrow at June 30, 2015 was $303 million due to the covenants. The credit facility is collateralized by substantially all of Sunrise’s assets and we are the guarantor. Bank fees and other costs incurred in connection with this new facility were about $6.8 million, which were deferred and are being amortized over five years.

All borrowings under the credit agreement bear interest at LIBOR (19 bps at June 30, 2015) plus 2.25% if the leverage ratio (debt/EBITDA) is less than 1X; LIBOR plus 2.5% if the leverage ratio is over 1X but less than 1.5X; LIBOR plus 2.75% if the ratio is over 1.5X but less than 2X; LIBOR plus 3% if the ratio is over 2X but less than 2.5X and at LIBOR plus 3.5% if the leverage ratio is over 2.5X. The computed ratio at June 30, 2015 was 2.76X. The maximum leverage ratio is currently 3.00X.  We entered into swap agreements to fix the LIBOR component of the interest rate to achieve an effective fixed rate of no greater than 5% on 100% ($175 million) of the term loan and on $100 million of the revolver. The revolver swaps step down 10% each quarter commencing March 31, 2016. At June 30, 2015, these two interest rate swaps had an estimated net fair value liability of $1.266 million consisting of a long-term asset of $.812 million and a current liability of $2.078 million. Such amounts are included in other long-term assets and accounts payable and accrued liabilities, respectively.

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

Below (in thousands) to the 100% is a condensed balance sheet at June 30, and a condensed statement of operations for the six months ended June 30, 2015 and 2014.

Condensed Balance Sheet

2015
Current assets	$12,397
Oil and gas properties, net	26,549
$38,946

Total liabilities	$5,617
Partners’ capital	33,329
$38,946

Condensed Statement of Operations

	2015	2014
Revenue	$7,671	$24,493
Expenses	(7,712)	(14,480)
Net income (loss)	$(41)	$10,013

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

Below (in thousands) to the 100% is a condensed balance sheet at June 30, and a condensed statement of operations for the six months ended June 30, 2015 and 2014.

Condensed Balance Sheet

2015
Current assets	$2,300
Oil and gas properties, net	8,105
$10,405

Total liabilities	$769
Members’ capital	9,636
$10,405

Condensed Statement of Operations

	2015	2014
Revenue	$1,167	$1,583
Expenses	(1,161)	(1,409)
Net income	$6	$174

(5) Other Long-Term Assets (in thousands)

	June 30,	December 31,
	2015	2014
Long-term assets:
Advance coal royalties	$6,060	$5,496
Deferred financing costs, net	5,810	6,507
Marketable equity securities available for sale, at fair value (restricted)*	1,960	2,249
Other	3,474	4,597
	$17,304	$18,849

____________________

*Held by Sunrise Indemnity, Inc., our wholly owned captive insurance company.

(6) Self Insurance

In late August 2010, we decided to self-insure our underground mining equipment. Such equipment is allocated among 13 mining units spread out over 20 miles. The historical cost of such equipment is about $250 million.

(7) Net Income per Share

We compute net income per share using the two-class method, which is an allocation formula that determines net income per share for common stock and participating securities, which for us are our outstanding RSUs. Outstanding RSUs have been excluded from the calculation of diluted weighted average shares outstanding because the impact would be anti-dilutive.

The following table sets forth the computation of net income per share for the six and three months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014

Numerator:
Net income	$14,444	$6,594	$6,853	$3,068
Less earnings allocated to RSUs	(443)	(263)	(208)	(125)
Net income allocated to common shareholders	$14,001	$6,331	$6,645	$2,943

(8) Vectren Fuels Acquisition

On August 29, 2014, we consummated the acquisition of all the common stock of Vectren Fuels, Inc. for $311 million, which was accounted for as a business acquisition requiring measurement of acquired assets and assumed liabilities at their estimated fair value in applying purchase accounting. The estimated fair values are based on market participant assumptions.

(9) Asset Realization

The Carlisle assets had an aggregate carrying value of $181 million at June 30, 2015. Considering the modifications to our coal contracts and the reduction in force as discussed in the MD&A section, we conducted review of those assets for recoverability, and determined that no impairment charge was necessary. In conducting such review, we assumed (i) that natural gas prices will start to increase in late 2016 (ii) Carlisle production will increase in 2017 and (iii) sometime in 2019, the Carlisle Mine will return to its normal production capacity of three million tons per year. If, in later quarters, we change our estimates for downward revisions to the future net cash flows attributable to the Carlisle Mine, this may result in future impairment of such assets and such charges could be significant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

Denver, Colorado

We have reviewed the accompanying consolidated condensed balance sheet of Hallador Energy Company and subsidiaries (the "Company") as of June 30, 2015, and the related consolidated condensed statement of comprehensive income for the six and three month periods ended June 30, 2015 and June 30, 2014, the consolidated condensed statement of cash flows for the six month periods ended June 30, 2015 and 2014, and the consolidated condensed statement of stockholders' equity for the six month period ended June 30, 2015. These financial statements are the responsibility of the Company's management.

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

August 7, 2015

Denver, Colorado

ITEM 2. MD&A

The following discussion updates the MD&A section of our 2014 Form 10-K and should be read in conjunction therewith.

Our consolidated financial statements should be read in conjunction with this discussion.

Overview

The largest portion of our business is devoted to coal mining in the state of Indiana through Sunrise Coal, LLC (a wholly owned subsidiary) serving the electric power generation industry.  We also own a 40% equity interest in Savoy Energy, L.P., a private oil and gas exploration company with operations in Michigan, and a 50% interest in Sunrise Energy, LLC, a private natural gas exploration company with operations in Indiana. We account for our investments in Savoy and Sunrise Energy using the equity method.

On August 29, 2014, we consummated the acquisition of Vectren Fuels, Inc. (VFI). VFI, headquartered in Evansville, Indiana, owned three underground coal mines in southwestern Indiana, including the Oaktown 1 and Oaktown 2 mines in Oaktown, Indiana, and the Prosperity Mine located in Petersburg, Indiana. The Prosperity Mine was idled on August 29, 2014. The two underground mines located near Oaktown, Indiana are seven miles south of our Carlisle underground mine. Oaktown 2 is contiguous to our Carlisle mine and War Eagle reserve.

Oaktown 1, Oaktown 2, Carlisle and War Eagle are now one large underground mining complex representing 160 million tons of controlled reserves, with three portals, two wash plants and two rail facilities, located on the CSX railroad. We anticipate total capacity for the three mines to be roughly 11.3 million tons annually. Additionally, the capacity of our Ace in the Hole mine is .5 million tons annually. Thus, our total mining capacity is 11.8 million tons annually.

For 2015, over 80% of our coal sales are to customers with large scrubbed coal-fired power plants in the state of Indiana. Our mines and coal reserves are strategically located in close proximity to our primary customers, which reduces transportation costs and thus provides us with a competitive advantage with respect to those customers; our closest customer’s plant is 13 miles away and the farthest Indiana customer is 200 miles away. We have access to our primary customers directly through either the CSX railroad (NYSE:CSX) or through the Indiana Rail Road (majority owned by the CSX) and via truck.

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

The majority of our coal is sold to investment grade customers who have scrubbed, “base load” power plants. Base load power plants are among the lowest cost producers of electricity and the first to dispatch in the power grid. Due to the large investments made to these plants, none of these plants are scheduled for retirement; thus, we expect to be supplying these plants for many years.  It is not economical for the smaller, older, less efficient power plants to install scrubbers and other pollution control devices; accordingly, those type plants most likely will be retired in the coming years.

Our Coal Contracts and Reduction in Force

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

2015 brought mild weather and a glut of low priced natural gas.  Most of our customers were surprised by these conditions and purchased too much coal for 2015.  In an effort to assist our customers balance their current needs and to secure long-term fuel supply, we agreed to modify several of our contracts.

To implement these modifications, production at our Oaktown Complex will be increased and production at our Carlisle Mine will be decreased.  For the next couple of years, we expect Oaktown to represent more than 90% of our production.

Consequently, a large number of employees have been transferred from Carlisle to Oaktown. Unfortunately, a reduction in force of 175 employees was necessary.

Not all contract modifications are finalized, but we have verbal and written communications for the following future sales (in thousands except prices):

Period	Priced Tons	Average Price/Ton	Committed Unpriced Tons	Total Tons
2015 (last half)	3,282	$44.57		3,282
2016	6,055	43.12		6,055	*
2017	3,700	42.64	480	4,180	**
2018	3,250	41.69	1,480	4,730
2019	2,500	42.30	2,480	4,980
2020	2,500	43.96	2,480	4,980
2021			2,480	2,480
2022			2,480	2,480
2023			2,000	2,000
2024			1,000	1,000
Total	21,287	$43.04	14,880	36,167

________________

*	For 2016, we estimate we will sell 7.0 million tons, of which, 87% (6.055 million tons) is committed and priced.

**	For 2017, we estimate we will sell 8.0 million tons, of which, 52% (4.180 million tons) is committed.

As set forth in the table above, we have 14.88 million tons committed but unpriced through 2024. Roughly 1/3 of these tons reprice every year for a three-year period. Committed tons are a firm commitment, meaning we are required to ship and our customer is required to receive said tons through the duration of the contract. The contracts provide mechanisms for establishing a market-based price.

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

Asset Realization

The Carlisle assets had an aggregate carrying value of $181 million at June 30, 2015. Considering the modifications to our coal contracts and the reduction in force as discussed in the MD&A section, we conducted a review of those assets for recoverability, and determined that no impairment charge was necessary. In conducting such review, we assumed (i) that natural gas prices will start to increase in late 2016 (ii) Carlisle production will increase in 2017 and (iii) sometime in 2019, the Carlisle Mine will return to its normal production capacity of three million tons per year. If, in later quarters, we change our estimates for downward revisions to the future net cash flows attributable to the Carlisle Mine, this may result in future impairment of such assets and such charges could be significant.

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

Reserve Table - Controlled Tons (in millions):

	2014 Year-End Reserves

	Annual Capacity	Proven	Probable	Total
Carlisle (assigned)**	3.3	43.7	9.5	53.2
Ace in the Hole (assigned)	.5	2.7		2.7
Oaktown 1* (assigned)	4.0	30.3	14.1	44.4
Oaktown 2* (assigned)	4.0	47.6	15.3	62.9
Bulldog (unassigned)		19.6	16.2	35.8
Total	11.8	143.9	55.1	199.0

Assigned				163.2
Unassigned				35.8
				199.0

_______________________

*	Oaktown 1 and 2 were acquired on August 29, 2014.

**	It is estimated that approximately 9 million tons of proven and probable Carlisle reserves will be mined from the Oaktown 2 portal in the future.

Carlisle Mine (underground) – Assigned

Our coal reserves at December 31, 2014 assigned to the Carlisle Mine were 53 million tons. The mine is located near the town of Carlisle, Indiana in Sullivan County and became operational in January 2007. The coal is accessed with a slope to a depth of 340'. The coal is mined in the Indiana Coal V seam which is highly volatile bituminous coal and is the most economical in Indiana.  The Indiana V seam has been extensively mined by underground and surface methods in the general area. The coal thickness in the project area is 4' to 7'.

Ace in the Hole Mine (Ace) (surface) – Assigned

In November 2012, we purchased for $6 million permitted fee coal reserves, coal leases and surface properties near Clay City, Indiana in Clay County. The Ace mine is 42 road miles northeast of the Carlisle Mine. We control 2.7 million tons of proven coal reserves of which we own .9 million tons in fee.  We mine two primary seams of low sulfur coal, which make up 2.6 million of the 2.7 million tons controlled.  Both of the primary seams are low sulfur (<2# SO2). Mine development began in late December 2012, and we began shipping coal in late August 2013.  We truck low sulfur coal from Ace to Carlisle and/or Oaktown to blend with high sulfur coal. Many utilities in the southeastern U.S. have scrubbers with lower sulfur limits (4# SO2) which cannot accept the higher sulfur contents of the ILB (4.5# - 6# SO2). Blending high sulfur coal to a lower sulfur specification enables us to market our high sulfur coals to more customers. We also expect to ship low sulfur coal from Ace direct to unscrubbed customers that require low sulfur (1.5# SO2). We expect the maximum capacity of Ace to be 500,000 tons annually.

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

Oaktown 1 Mine (underground) – Assigned

We have 44 million tons controlled and rated proved and probable of the Indiana coal V seam. All reserves are located in Knox County, Indiana. Access to the Oaktown 1 mine is via a 90-foot deep box cut and a 2,200-foot slope on a 14 percent grade, reaching coal in excess of 375 feet below the surface.

Oaktown 2 Mine / War Eagle reserve (underground) – Assigned

We have 63 million tons controlled and rated proved and probable of the Indiana coal V seam. All reserves are located in Knox County, Indiana and Lawrence County, Illinois. Access to the Oaktown 2 mine is via an 80-foot deep box cut and a 2,600-foot slope on a 14 percent grade, reaching coal in excess of 400 feet below the surface.

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

Liquidity and Capital Resources

Our maintenance capex budget for the last half of 2015 is $6 million. Cash from operations should fund these expenditures.

We have no material off-balance sheet arrangements.

Capital Expenditures (capex)

First half capex for 2015 was $23 million allocated as follows (in thousands):

Carlisle - maintenance capex (approximately $6/ton)	$8,159
Oaktown - maintenance capex (approximately $4/ton)	11,849
Other projects	3,031
Capex per the Consolidated Condensed Statement of Cash Flows	$23,039

We expect maintenance capex/ton for the remainder of 2015 to be around $2/ton.

Results of Operations

Considering our recent restructuring of the Carlisle Mine, we are working diligently to lower our costs to $27/ton or less for the remainder of 2015. Additionally, we expect a 3rd quarter charge of $500,000 for the reduction in force that took place in July.  Going forward we expect our SG&A to be $12 million annually and costs associated with Prosperity and Carlisle to be $6 million annually.

The first table below includes the mines acquired from Vectren on August 29, 2014.

Quarterly coal sales and cost data (in thousands except for per ton data):

	3rd 2014	4th 2014	1st 2015	2nd 2015	T4Qs
Tons sold	1,500	2,275	2,146	2,078	7,999
Coal sales	$64,764	$99,992	$97,073	$95,323	$357,152
Average price/ton	43.18	43.95	45.23	45.87	44.65
Wash plant recovery in %	64	67	67	69
Operating costs	$52,957	$67,367	$66,152	$68,280	$254,756
Average cost/ton	35.30	29.61	30.83	32.86	31.85
Margin	11,807	32,625	30,921	27,043	102,396
Margin/ton	7.88	14.34	14.40	13.01	12.80
Capex	5,200	11,509	8,250	14,789	39,748
Maintenance capex	4,756	11,162	6,685	13,323	35,926
Maintenance capex/ton	3.17	4.91	3.12	6.41	4.49

	3rd 2013	4th 2013	1st 2014	2nd 2014	T4Qs
Tons sold	817	757	776	847	3,197
Coal sales	$34,985	$34,307	$33,016	$36,130	$138,438
Average price/ton	42.82	45.32	42.55	42.66	43.30
Wash plant recovery in %	68	63	66	68
Operating costs	$23,800	$24,202	$23,005	$26,096	$97,103
Average cost/ton	29.13	31.97	29.65	30.81	30.37
Margin	11,185	10,105	10,011	10,034	41,335
Margin/ton	13.69	13.35	12.90	11.85	12.93
Capex	8,780	7,834	2,936	6,190	25,740
Maintenance capex	5,638	2,721	2,650	3,974	14,983
Maintenance capex/ton	6.90	3.59	3.41	4.69	4.69

First Half 2015 vs. 2014

For the first half of 2015, we sold 4,224,000 tons at an average price of $45.55/ton.  For the first half of 2014, we sold 1,623,000 tons at an average price of $42.60/ton. The higher average price for the first half 2015 is due to the mix of our various contracts. As previously discussed, we expect prices for the last half of 2015 to average $44.57.

Operating costs and expenses averaged $31.83/ton in 2015 compared to $30.25 in 2014.

SG&A increased due to purchasing Vectren Fuels. SG&A as a percentage of coal revenue decreased from 6.8% to 3.3% and SG&A per ton of coal sold decreased from $2.90 to $1.52. Included in SG&A are non-cash charges related to RSU amortization of $1.2 million for 2015 and $1.1 million for 2014.

Second Quarter 2015 vs. 2014

For the second quarter of 2015, we sold 2,078,000 tons at an average price of $45.87/ton.  For the second quarter of 2014, we sold 847,000 tons at an average price of $42.66/ton.

Operating costs and expenses averaged $32.86/ton in 2015 compared to $30.81 in 2014.

As mentioned above, SG&A increased due to purchasing Vectren Fuels.  SG&A as a percentage of coal revenue decreased from 7.6% to 3.2% and SG&A per ton of coal sold decreased from $3.23 to $1.48. Included in SG&A are non-cash charges related to RSU amortization of $586,000 for 2015 and $614,000 for 2014.

Earnings per Share

	3rd 2014	4th 2014	1st 2015	2nd 2015
Basic and diluted	$(.20)	$.33	$.25	$.23

	3rd 2013	4th 2013	1st 2014	2nd 2014
Basic and diluted	$.16	$.16	$.12	$.10

MSHA Reimbursements

Some of our legacy coal contracts allow us to pass on certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies. We do not recognize any revenue until customers have notified us that they accept the charges.

We submitted our incurred costs for 2011 in October 2012 for $3.7 million. $2.1 million in reimbursements were recorded in the first quarter 2013 and $1.6 million were recorded in the fourth quarter of 2013.  Based on past experience, we expect to collect the 2012 costs in 2015. We submitted our incurred costs for 2012 in June 2015. We expect to receive over $3 million; as stated above we do not record such reimbursements until they have been agreed to by our customers.

Income Taxes

Our effective tax rate (ETR) for 2014 was 25%. For 2015, we estimate our ETR to be circa 28%.

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

Critical Accounting Estimates

See Note 9, "Asset Realization", to our consolidated financial statements for a discussion of estimates pertaining to our Carlisle mine.

Other estimates are of our coal reserves and our deferred tax assets and liability accounts. The reserve estimates are used in the DD&A calculation, in our impairment test if and when circumstances indicate the need for measurement, and in our internal cash flow projections.  If these estimates turn out to be materially under or over-stated, our DD&A expense and impairment test may be affected. Furthermore, if our coal reserves are materially overstated, our liquidity and stock price could be adversely affected.

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

We have analyzed our filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We identified our federal tax return and our Indiana state tax return as “major” tax jurisdictions.  During 2012, the IRS completed an examination of our 2009 and 2010 federal tax returns and there were no significant adjustments.  During 2012, the State of Indiana completed their examination of our 2008-2010 returns and no adjustments were proposed.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position.

Yorktown Distributions

As previously disclosed, Yorktown Energy Partners and its affiliated partnerships (Yorktown) have made 10 distributions to their numerous partners totaling seven million shares since May 2011. In the past, these distributions were made soon after we filed our Form 10-Qs and Form 10-Ks. Currently, Yorktown owns 8.55 million shares of our stock representing about 29% of total shares outstanding. Yorktown last distributed shares in May 2015.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this item but it will be required in the Form 10-K.

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

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HALLADOR ENERGY COMPANY

Date: August 7, 2015	/s/W. Anderson Bishop
W. Anderson Bishop, CFO and CAO

