Form 10-Q
period 2015-09-30
HALLADOR ENERGY CO
filed 2015-11-06
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015 OR
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

As of November 5, 2015, we had 29,059,000 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheet

(in thousands)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$19,503	$13,469
Marketable securities	1,427	1,656
Accounts receivable	26,124	27,297
Income tax receivable	4,835	5,791
Coal inventory	10,704	19,722
Parts and supply inventory	12,982	14,919
Other	1,467	1,555
Total current assets	77,042	84,409
Coal properties, at cost:
Land and mineral rights	115,963	116,025
Buildings and equipment	346,493	323,758
Mine development	127,745	124,435
	590,201	564,218
Less - accumulated DD&A	(138,949)	(106,608)
	451,252	457,610
Investment in Savoy	13,787	13,896
Investment in Sunrise Energy	4,845	4,821
Other assets (Note 5)	16,472	18,849
	$563,398	$579,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion bank debt	$26,250	$21,875
Accounts payable and accrued liabilities	28,922	28,105
Total current liabilities	55,172	49,980
Long-term liabilities:
Bank debt	239,783	284,470
Deferred income taxes	46,883	41,581
Asset retirement obligations	12,103	12,074
Other	2,110	1,605
Total long-term liabilities	300,879	339,730
Total liabilities	356,051	389,710
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized; 29,058 and 28,962, shares outstanding, respectively	290	289
Additional paid-in capital	92,123	90,218
Retained earnings	114,995	99,003
Accumulated other comprehensive income (loss)	(61)	365
Total stockholders’ equity	207,347	189,875
	$563,398	$579,585

See accompanying notes.

Consolidated Statement of Comprehensive Income (Loss)

(in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014

Revenue:
Coal sales	$273,728	$133,910	$81,332	$64,764
Equity income (loss) - Savoy	(110)	5,731	(93)	1,217
Equity income - Sunrise Energy	24	191	21	104
Other	1,625	717	753	237
	275,267	140,549	82,013	66,322
Costs and expenses:
Operating costs and expenses	191,427	101,689	56,995 (1)	52,588
DD&A	32,756	17,131	10,648	6,979
Coal exploration costs	1,581	1,907	381	716
SG&A	9,427	7,220	3,003	2,511
Interest (2)	13,955	2,687	5,176	1,825
Vectren deal costs		8,912		8,912
	249,146	139,546	76,203	73,531

Income (loss) before income taxes	26,121	1,003	5,810	(7,209)

Less income taxes:
Current	1,231	4,244	680	(157)
Deferred	5,302	(4,067)	(14)	(1,284)
	6,533	177	666	(1,441)

Net income (loss) (3)	$19,588	$826	$5,144	$(5,768)

Net income (loss) per share: (Note 7)
Basic and diluted	$0.65	$0.03	$0.17	$(0.20)

Weighted average shares outstanding:
Basic and diluted	29,011	28,766	29,044	28,772

__________________________

(1)	Oaktown’s operating costs for the 3rd quarter 2015 were $28.13/ton.

(2)	Included in interest expense is the change in the estimated fair value of our interest rate swaps. For the nine and three months ended September 30, 2015 such amounts were $1,858 and $1,251, respectively.

(3)	There is no material difference between net income (loss) and comprehensive income (loss).

See accompanying notes.

Consolidated Condensed Statement of Cash Flows

For the nine months ended September 30,

(in thousands)

	2015	2014
Operating activities:
Cash provided by operating activities	$76,573	$20,730

Investing activities:
Capital expenditures for coal properties	(27,109)	(14,326)
Vectren Fuels acquisition		(319,762)
Other	478
Cash (used in) investing activities	(26,631)	(334,088)

Financing activities:
Dividends	(3,596)	(3,593)
Bank borrowings		350,000
Payments on bank debt	(40,312)	(20,375)
Other		(6,884)
Cash (used in) provided by financing activities	(43,908)	319,148

Increase in cash and cash equivalents	6,034	5,790
Cash and cash equivalents, beginning of period	13,469	16,228
Cash and cash equivalents, end of period	$19,503	$22,018

See accompanying notes.

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI(L)*	Total
Balance, January 1, 2015	28,962	$289	$90,218	$99,003	$365	$189,875

Stock-based compensation			2,362			2,362

Stock issued on vesting of RSUs	127	1				1

Taxes paid on RSU vesting	(45)		(543)			(543)

Dividends				(3,596)		(3,596)

Net income				19,588		19,588

Other	14		86		(426)	(340)

Balance, September 30, 2015	29,058	$290	$92,123	$114,995	$(61)	$207,347

*Accumulated Other Comprehensive Income (Loss)

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	General Business

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

The results of operations and cash flows for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2015. To maintain consistency and comparability, certain 2014 amounts have been reclassified to conform to the 2015 presentation.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our consolidated financial statements filed as part of our 2014 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

The consolidated financial statements include the accounts of Hallador Energy Company and its wholly owned subsidiary, Sunrise Coal, LLC (Sunrise), and Sunrise’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We are engaged in the production of steam coal from mines located in western Indiana.  We own a 40% equity interest in Savoy Energy, L.P., a private oil and gas company, which has operations in Michigan and a 50% interest in Sunrise Energy, LLC, a private entity engaged in shale and coalbed methane operations in the same vicinity as the Carlisle Mine.

(2)	Bank Debt

To finance the August 2014 Vectren Fuels acquisition, we entered into a credit agreement with PNC Bank as administrative agent for a group of several other banks. The credit agreement allows for a $250 million revolver and a $175 million term loan. Our debt at September 30, 2015 was $266 million (term-$146, revolver-$120). The maximum that we could borrow at September 30, 2015 was $311 million due to the covenants. The credit facility is collateralized by substantially all of Sunrise’s assets and we are the guarantor. Bank fees and other costs incurred in connection with this new facility were about $6.8 million, which were deferred and are being amortized over five years.

All borrowings under the credit agreement bear interest at LIBOR (20 bps at September 30, 2015) plus 2.25% if the leverage ratio (debt/EBITDA) is less than 1X; LIBOR plus 2.5% if the leverage ratio is over 1X but less than 1.5X; LIBOR plus 2.75% if the ratio is over 1.5X but less than 2X; LIBOR plus 3% if the ratio is over 2X but less than 2.5X and at LIBOR plus 3.5% if the leverage ratio is over 2.5X. The computed ratio at September 30, 2015 was 2.58X. The leverage ratio is currently 3.50X.  We entered into swap agreements to fix the LIBOR component of the interest rate to achieve an effective fixed rate of no greater than 5% on 100% ($175 million) of the term loan and on $100 million of the revolver. The term loan swap steps down in unison with the term loan payment and the revolver swap steps down 10% each quarter commencing March 31, 2016. At September 30, 2015, these two interest rate swaps had an estimated fair value current liability of $2.5 million included in accounts payable and accrued liabilities.

The credit agreement also imposes certain other customary restrictions and covenants as well as certain milestones we must meet in order to draw down the full amount. Any non-tax cash distributions from Savoy are required to be applied toward the debt. The term loan requires quarterly payments with annual amortization at 10% (2015), 15% (2016), 15% (2017), 20% (2018), and 20% (2019) with a balloon at maturity.

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

Below (in thousands) to the 100% is a condensed balance sheet at September 30, and a condensed statement of operations for the nine months ended September 30, 2015 and 2014.

Condensed Balance Sheet

2015
Current assets	$11,709
Oil and gas properties, net	26,522
$38,231

Total liabilities	$5,152
Partners’ capital	33,079
$38,231

Condensed Statement of Operations

	2015	2014
Revenue	$10,887	$32,135
Expenses	(11,156)	(19,423)
Net income (loss)	$(269)	$12,712

(4)	Investment in Sunrise Energy

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for coal-bed methane gas reserves on or near our underground coal reserves. They use the successful efforts method of accounting. We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% is a condensed balance sheet at September 30, and a condensed statement of operations for the nine months ended September 30, 2015 and 2014.

Condensed Balance Sheet

2015
Current assets	$2,325
Oil and gas properties, net	8,131
$10,456

Total liabilities	$777
Members’ capital	9,679
$10,456

Condensed Statement of Operations

	2015	2014
Revenue	$1,773	$2,328
Expenses	(1,725)	(1,945)
Net income	$48	$383

(5)	Other Long-Term Assets (in thousands)

	September 30,	December 31,
	2015	2014
Long-term assets:
Advance coal royalties	$6,506	$5,496
Deferred financing costs, net	5,461	6,507
Marketable equity securities available for sale, at fair value (restricted)*	1,723	2,249
Other	2,782	4,597
	$16,472	$18,849

*Held by Sunrise Indemnity, Inc., our wholly owned captive insurance company.

(6)	Self Insurance

In late August 2010, we decided to self-insure our underground mining equipment. Such equipment is allocated among 12 mining units spread out over 20 miles. The historical cost of such equipment is approximately $250 million.

(7)	Net Income (Loss) per Share

We compute net income (loss) per share using the two-class method, which is an allocation formula that determines net income (loss) per share for common stock and participating securities, which for us are our outstanding RSUs. Outstanding RSUs have been excluded from the calculation of diluted weighted average shares outstanding because the impact would be anti-dilutive.

The following table sets forth the computation of net income (loss) allocated to common shareholders for the nine and three months ended September 30, 2015 and 2014 (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014

Numerator:
Net income (loss)	$19,588	$826	$5,144	$(5,768)
Less earnings allocated to RSUs	(595)	(23)	(155)
Net income (loss) allocated to common shareholders	$18,993	$803	$4,989	$(5,768)

(8)	Vectren Fuels Acquisition

On August 29, 2014, we consummated the acquisition of all the common stock of Vectren Fuels, Inc. for $311 million, which was accounted for as a business acquisition requiring measurement of acquired assets and assumed liabilities at their estimated fair value in applying purchase accounting. The estimated fair values are based on market participant assumptions.

(9)	Asset Realization

The Carlisle assets had an aggregate carrying value of $177 million at September 30, 2015. Considering the modifications to our coal contracts and the reduction in force as discussed in the MD&A section, we conducted review of those assets for recoverability, and determined that no impairment charge was necessary. In conducting such review, we assumed (i) that natgas prices will start to increase in late 2016 (ii) Carlisle production will increase in 2017 and (iii) sometime in 2019, the Carlisle Mine will return to its normal production capacity of three million tons per year. If, in later quarters, we reduce our estimate of the future net cash flows attributable to the Carlisle Mine, it may result in future impairment of such assets and such charges could be significant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

Denver, Colorado

We have reviewed the accompanying consolidated condensed balance sheet of Hallador Energy Company and subsidiaries (the "Company") as of September 30, 2015, and the related consolidated condensed statement of comprehensive income for the nine and three month periods ended September 30, 2015 and 2014, the consolidated condensed statement of cash flows for the nine month periods ended September 30, 2015 and 2014, and the consolidated condensed statement of stockholders' equity for the nine month period ended September 30, 2015. These financial statements are the responsibility of the Company's management.

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

November 6, 2015

Denver, Colorado

ITEM 2. MD&A

The following discussion updates the MD&A section of our 2014 Form 10-K and should be read in conjunction therewith.

Our consolidated financial statements should be read in conjunction with this discussion.

Overview

The largest portion of our business is devoted to coal mining in the state of Indiana through Sunrise Coal, LLC (a wholly owned subsidiary) serving the electric power generation industry.  We also own a 40% equity interest in Savoy Energy, L.P., a private oil and gas exploration company with operations in Michigan, and a 50% interest in Sunrise Energy, LLC, a private natgas exploration company with operations in Indiana. We account for our investments in Savoy and Sunrise Energy using the equity method.

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

Our Coal Contracts and Reduction in Force

We sell coal to the following customers: Duke Energy Corporation (NYSE:DUK), Hoosier Energy, an electric cooperative, Indianapolis Power & Light Company (IPL), a wholly-owned subsidiary of The AES Corporation (NYSE:AES), Northern Indiana Public Service Co. (NIPSCO), a wholly-owned subsidiary of NiSource Inc. (NYSE:NI) and Vectren Corporation (NYSE:VVC). We also deliver coal to two Florida utilities. We believe these Florida sales are an indication of the trend of ILB coal replacing CAPP coal that has traditionally supplied the southeast markets.

2015 brought mild weather and a glut of low priced natgas.  Most of our customers were surprised by these conditions and purchased too much coal for 2015.  In an effort to assist our customers to balance their current needs and to secure long-term fuel supply, we agreed to modify several of our contracts.

To implement these modifications, production at our Oaktown complex has been increased and production at our Carlisle mine was decreased.  For the next couple of years, we expect Oaktown to represent more than 90% of our production.

Consequently, a large number of employees were transferred from Carlisle to Oaktown. Unfortunately, in late July, a reduction in force was made of 175 employees.

The table below shows our contracted tons. Some of our contracts contain language that allow our customers to increase or decrease tonnages throughout the year. The table represents the minimum and maximum tonnages we could deliver under existing contracts. In some cases, our customers are required to purchase their additional tonnage needs from us. We fully anticipate making additional sales.

Not all contract modifications are finalized but we have verbal and written communications for the following future sales (in thousands except prices):

	Minimum Tons To Be Sold			Maximum Tons To Be Sold			Average
	Priced	(Unpriced)	Total	Priced	(Unpriced)	Total	Estimated
Year	Tons	Tons	Tons	Tons	Tons	Tons	Prices
2015	1,528		1,528	1,528		1,528	$45.29
2016(1)	5,568		5,568	6,424		6,424	43.34
2017(2)	3,070	389	3,459	4,620	581	5,201	42.67
2018	2,685	1,199	3,884	4,410	1,791	6,201	41.67
2019	2,575	2,009	4,584	3,450	3,001	6,451	42.15
2020	2,350	2,009	4,359	3,200	3,001	6,201	43.77
2021		2,009	2,009		3,001	3,001
2022		2,009	2,009		3,001	3,001
2023		1,620	1,620		2,420	2,420
2024		810	810		1,210	1,210
	17,776	12,054	29,830	23,632	18,006	41,638

______________________________

(1)	For 2016, we estimate we will sell 6.5 million tons.
(2)	For 2017, we estimate we will sell 7.5 million tons.

Committed unpriced tons are firm commitments, meaning we are required to ship and our customer is required to receive said tons through the duration of the contract. The contracts provide mechanisms for establishing a market-based price. As set forth in the table above, we have 12-18 million tons committed but unpriced through 2024.

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

Asset Realization

The Carlisle assets had an aggregate carrying value of $177 million at September 30, 2015. Considering the modifications to our coal contracts and the reduction in force as discussed in the MD&A section, we conducted a review of those assets for recoverability, and determined that no impairment charge was necessary. In conducting such review, we assumed (i) that natgas prices will start to increase in late 2016 (ii) Carlisle production will increase in 2017 and (iii) sometime in 2019, the Carlisle Mine will return to its normal production capacity of three million tons per year. If, in later quarters, we reduce our estimate of the future net cash flows attributable to the Carlisle Mine, it may result in future impairment of such assets and such charges could be significant.

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

Reserve Table - Controlled Tons (in millions):

	2014 Year-End Reserves
	Annual
	Capacity	Proven	Probable	Total
Carlisle (assigned)**	3.3	43.7	9.5	53.2
Ace in the Hole (assigned)	.5	2.7		2.7
Oaktown 1 (assigned)*	4.0	30.3	14.1	44.4
Oaktown 2 (assigned)*	4.0	47.6	15.3	62.9
Bulldog (unassigned)		19.6	16.2	35.8
Total	11.8	143.9	55.1	199.0

Assigned				163.2
Unassigned				35.8
				199.0

*	Oaktown 1 and 2 were acquired on August 29, 2014.
**	It is estimated that approximately 9 million tons of proven and probable Carlisle reserves will be mined from the Oaktown 2 portal in the future.

Carlisle Mine (underground) – Assigned

Our coal reserves at December 31, 2014 assigned to the Carlisle Mine were 53 million tons. The mine, located near Carlisle, Indiana in Sullivan County became operational in January 2007. The coal is accessed with a slope to a depth of 340'. The coal is mined out of the Indiana Coal V seam, which is highly volatile bituminous coal and is the most economical in Indiana.  The Indiana V seam has been extensively mined by underground and surface methods in the general area. The coal thickness in the project area is 4' to 7'.

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

Oaktown 1 Mine (underground) – Assigned

We have 44 million tons controlled and rated proved and probable of the Indiana coal V seam. All reserves are located in Knox County, Indiana. Access to the Oaktown 1 mine is via a 90’ deep box cut and a 2,200’ slope on a 14% grade, reaching coal in excess of 375’ below the surface.

Oaktown 2 Mine / War Eagle reserve (underground) – Assigned

We have 63 million tons controlled and rated proved and probable of the Indiana coal V seam. All reserves are located in Knox County, Indiana and Lawrence County, Illinois. Access to the Oaktown 2 mine is via an 80’ deep box cut and a 2,600’ slope on a 14% grade, reaching coal in excess of 400’ below the surface.

Our underground mines are room and pillar mines meaning that main airways and transportation entries are developed and maintained while remote-controlled continuous miners extract coal from so-called rooms by removing coal from the seam, leaving pillars to support the roof.  Shuttle cars or similar transportation are used to transport coal to a conveyor belt for transport to the surface.  The two Oaktown mines are separated by a sandstone channel.  The coal seam thickness ranges from 4’ to over 9’.  The mine’s wash plant has a capacity of 1,800 tons per hour.  The two mines are connected to a railway equipped to handle 110 to 120 car unit trains.  Coal is also transported via truck to customers.

Bulldog Mine (underground) – Unassigned

We have leased roughly 19,300 acres in Vermilion County, Illinois near the village of Allerton.  Based on our reserve estimates we currently control 35.8 million tons of coal reserves. A considerable amount of our leased acres has yet to receive any exploratory drilling, thus we anticipate our controlled reserves to grow as we continue drilling.  The permitting process was started in the summer of 2011, and we filed the formal permit with the state of Illinois and the appropriate Federal regulators during June 2012.  In July 2014, we were notified by the Illinois Department of Natural Resources (ILDNR) that our permit had been deemed complete which starts the timeline for the ILDNR public review process. It is our estimation that our permit will be approved in 2015.

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

Mine and Wash Plant Recovery Rates Used in Reserve Estimates

	Mine recovery	Wash plant recovery*
Carlisle	53%	81%
Bulldog	45%	77%
Oaktown 1	49%	81%
Oaktown 2	49%	81%

* Does not include out-of-seam material extracted during the mining process.

Liquidity and Capital Resources

Our maintenance capex budget for the 4th quarter of 2015 is $4.5 million. Cash from operations should fund these expenditures.

We have no material off-balance sheet arrangements.

Capital Expenditures (capex)

Capex for the first nine months of 2015 was $27 million allocated as follows (in thousands):

Carlisle & Oaktown - maintenance capex (approximately $3.79/ton)	$21,824
Other projects	5,285
Capex per the Consolidated Condensed Statement of Cash Flows	$27,109

We expect maintenance capex/ton for the remainder of 2015 to be around $3/ton.

Results of Operations

In the third quarter, we made progress in lowering our cash costs going forward. Oaktown’s cash costs for the 3rd quarter were $28.13/ton. Over the course of 4th quarter 2015 and 1st quarter 2016 our mining plan will lead us to higher recovery coal. Thus, we are still targeting $27/ton cash costs in 2016. Going forward we expect our SG&A to be $12 million annually and costs associated with Prosperity and Carlisle to be $7.5 million annually.

Beginning August 29, 2014, the tables below include the mines acquired from Vectren.

Quarterly coal sales and cost data (in thousands except for per ton data):

	4th 2014	1st 2015	2nd 2015	3rd 2015	T4Qs
Tons sold	2,275	2,146	2,078	1,791	8,290
Coal sales	$99,992	$97,073	$95,323	$81,332	$373,720
Average price/ton	43.95	45.23	45.87	45.41	45.08
Wash plant recovery in %	67	67	69	69
Operating costs	$67,367	$66,152	$68,280	$56,995	$258,794
Average cost/ton	29.61	30.83	32.86	31.82	31.22
Margin	32,625	30,921	27,043	24,337	114,926
Margin/ton	14.34	14.40	13.01	13.59	13.86
Capex	11,509	8,250	14,789	4,070	38,618
Maintenance capex	11,162	6,685	13,323	1,816	32,986
Maintenance capex/ton	4.91	3.12	6.41	1.01	3.98

	4th 2013	1st 2014	2nd 2014	3rd 2014	T4Qs
Tons sold	757	776	847	1,500	3,880
Coal sales	$34,307	$33,016	$36,130	$64,764	$168,217
Average price/ton	45.32	42.55	42.66	43.18	43.35
Wash plant recovery in %	63	66	68	64
Operating costs	$24,202	$23,005	$26,096	$52,588	$125,891
Average cost/ton	31.97	29.65	30.81	35.06	32.44
Margin	10,105	10,011	10,034	12,176	42,326
Margin/ton	13.35	12.90	11.85	8.12	10.91
Capex	7,834	2,936	6,190	5,200	22,160
Maintenance capex	2,721	2,650	3,974	4,756	14,101
Maintenance capex/ton	3.59	3.41	4.69	3.17	3.63

First Nine Months 2015 vs. 2014

For the first nine months of 2015, we sold 6,015,000 tons at an average price of $45.51/ton.  For the first nine months of 2014, we sold 3,123,000 tons at an average price of $42.88/ton. The higher average price for the first nine months of 2015 is due to the mix of our various contracts. As previously discussed, we expect prices for the last quarter of 2015 to average $45.29.

Operating costs and expenses averaged $31.82/ton in 2015 compared to $32.56 in 2014.

SG&A increased due to purchasing Vectren Fuels. SG&A as a percentage of coal revenue decreased from 5.4% to 3.4% and SG&A per ton of coal sold decreased from $2.31 to $1.57. Included in SG&A are non-cash charges related to RSU amortization of $1.8 million for 2015 and $1.6 million for 2014.

Third Quarter 2015 vs. 2014

For the third quarter of 2015, we sold 1,791,000 tons at an average price of $45.41/ton.  For the third quarter of 2014, we sold 1,500,000 tons at an average price of $43.18/ton.

Operating costs and expenses averaged $31.82/ton in 2015 compared to $35.06 in 2014.

As mentioned above, SG&A increased due to purchasing Vectren Fuels.  SG&A as a percentage of coal revenue decreased from 3.9% to 3.7% and SG&A per ton of coal sold for 2015 and 2014 were approximately the same at $1.67. Included in SG&A are non-cash charges related to RSU amortization of $586,000 for 2015 and $488,000 for 2014.

Net Income (Loss) per Share

	4th 2014	1st 2015	2nd 2015	3rd 2015
Basic and diluted	$.33	$.25	$.23	$.17

	4th 2013	1st 2014	2nd 2014	3rd 2014
Basic and diluted	$.16	$.12	$.10	$(.20)

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

Income Taxes

Our effective tax rate (ETR) for 2014 was 4.5%. The low ETR for 2014 was due primarily to the reduction in the Indiana state income tax rate. For 2015, we estimate our ETR to be circa 25%.

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

Other estimates are of our coal reserves and our deferred tax assets and liability accounts. The reserve estimates are used in the DD&A calculation, in our impairment test if and when circumstances indicate the need for measurement, and in our internal cash flow projections.  If these estimates turn out to be materially under or overstated, our DD&A expense and impairment test may be affected. Furthermore, if our coal reserves are materially overstated, our liquidity and stock price could be adversely affected.

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

Yorktown Distributions

As previously disclosed, Yorktown Energy Partners and its affiliated partnerships (Yorktown) have made 11 distributions to their numerous partners totaling 7.3 million shares since May 2011. In the past, these distributions were made soon after we filed our Form 10-Qs and Form 10-Ks. Currently, Yorktown owns 7.85 million shares of our stock representing about 27% of total shares outstanding. Yorktown last distributed shares in August 2015.

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

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HALLADOR ENERGY COMPANY

Date: November 6, 2015	/s/	W. Anderson Bishop
W. Anderson Bishop, CFO and CAO

