Form 10-Q
period 2016-03-31
HALLADOR ENERGY CO
filed 2016-05-06
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Yes ☐ No ☑

As of May 6, 2016, we had 29,251,000 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheet

(in thousands, except per share data)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$13,751	$15,930
Marketable securities	1,481	1,343
Accounts receivable	19,239	16,675
Prepaid income taxes	2,443	5,312
Coal inventory	12,252	14,915
Parts and supply inventory	11,793	11,255
Other	1,315	1,185
Total current assets	62,274	66,615
Coal properties, at cost:
Land and mineral rights	126,362	116,209
Buildings and equipment	349,498	347,963
Mine development	133,623	131,027
	609,483	595,199
Less - accumulated DD&A	(159,089)	(149,964)
	450,394	445,235
Investment in Savoy	10,237	12,365
Investment in Sunrise Energy	4,672	4,747
Other assets (Note 5)	20,010	11,416
	$547,587	$540,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt	$24,258	$24,856
Accounts payable and accrued liabilities	19,898	26,184
Total current liabilities	44,156	51,040

Long-term liabilities:
Bank debt	225,598	219,502
Deferred income taxes	50,003	49,033
Asset retirement obligations	12,480	12,231
Other	2,904	1,752
Total long-term liabilities	290,985	282,518
Total liabilities	335,141	333,558

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized; 29,251 shares outstanding for both periods	292	292
Additional paid-in capital	92,811	92,275
Retained earnings	119,309	114,341
Accumulated other comprehensive income (loss)	34	(88)
Total stockholders’ equity	212,446	206,820
	$547,587	$540,378

See accompanying notes.

Consolidated Statement of Comprehensive Income

For the three months ended March 31,

(in thousands, except per share data)

	2016	2015

Revenue:
Coal sales	$75,795	$97,073
Equity income (loss) – Savoy	(325)	136
Equity income (loss) - Sunrise Energy	(75)	40
Other income	490	752
	75,885	98,001
Costs and expenses:
Operating costs and expenses	49,777	66,152
DD&A	9,182	11,338
Coal exploration costs	419	708
SG&A	2,762	3,344
Interest (1)	5,845	5,456
	67,985	86,998

Income before income taxes	7,900	11,003

Less income taxes:
Current	768	1,416
Deferred	970	1,996
	1,738	3,412

Net income (2)	$6,162	$7,591

Net income per share:
Basic and diluted	$0.21	$0.25

Weighted average shares outstanding:
Basic and diluted	29,251	28,962

(1)	Interest expense for 2016 and 2015 includes $1.5 and $1.3 million, respectively for the net change in the estimated fair value of our interest rate swaps

(2)	There is no material difference between net income and comprehensive income.

See accompanying notes.

Consolidated Condensed Statement of Cash Flows

For the three months ended March 31,

(in thousands)

	2016	2015
Operating activities:
Cash provided by operating activities	$19,113	$21,963

Investing activities:
Purchase of Freelandville assets	(18,000)
Mining equipment	(6,053)	(8,250)
Other	(589)	190
Cash used in investing activities	(24,642)	(8,060)

Financing activities:
Bank borrowings	15,000
Debt issuance cost	(2,090)
Dividends	(1,194)	(1,200)
Payments on bank debt	(8,366)	(14,375)
Cash provided by (used in) financing activities	3,350	(15,575)

Decrease in cash and cash equivalents	(2,179)	(1,672)
Cash and cash equivalents, beginning of period	15,930	13,469
Cash and cash equivalents, end of period	$13,751	$11,797

See accompanying notes.

4

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI*	Total
Balance, January 1, 2016	29,251	$292	$92,275	$114,341	$(88)	$206,820

Stock-based compensation			536			536

Dividends				(1,194)		(1,194)

Net income				6,162		6,162

Other					122	122

Balance, March 31, 2016	29,251	$292	$92,811	$119,309	$34	$212,446

*Accumulated Other Comprehensive Income

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	General Business

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

The results of operations and cash flows for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2016. To maintain consistency and comparability, certain 2015 amounts have been reclassified to conform to the 2016 presentation.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our consolidated financial statements filed as part of our 2015 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

The consolidated financial statements include the accounts of Hallador Energy Company (the Company) and its wholly-owned subsidiary Sunrise Coal, LLC (Sunrise) and Sunrise’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We are engaged in the production of steam coal from mines located in western Indiana.  We own a 40% equity interest in Savoy Energy, L.P., a private oil and gas company, which has operations in Michigan and a 50% interest in Sunrise Energy, LLC, a private entity engaged in oil and gas operations in the same vicinity as the Carlisle mine.

Change in Estimate for Computing Depreciation

At the beginning of Q1 2016, we changed from the straight-line method to the units-of-production method in computing the depreciation for our underground mining equipment. This change in estimate reduced our DD&A expense for Q1 2016 by $1.6 million. As disclosed last year, we significantly curtailed the production at the Carlisle Mine. This change better reflects the usage of our underground mining equipment especially since Carlisle had limited production in Q1 2016.

(2)	Bank Debt

On March 18, 2016, we executed an amendment to our credit agreement with PNC, as administrative agent for our lenders.  The primary purpose of the amendment was to increase liquidity and maintain compliance through the maturity of the agreement in August 2019.  The revolver was reduced from $250 million to $200 million and the term loan remains the same. Our debt at March 2016 was $256 million (term-$131, revolver-$125). In addition, a maximum annual capex of $30 million was included.

Bank fees and other costs incurred in connection with the initial facility and the amendment were $9.1 million, which were deferred and are being amortized over five years. The credit facility is collateralized by substantially all of Sunrise’s assets and we are the guarantor.

The amended credit facility increased the maximum leverage ratio (total funded debt/ trailing 12 months EBITDA) from 2.75X to 4X at March 31, 2016. The maximum leverage ratio is calculated at the end of each fiscal quarter and shall not exceed the applicable ratios below.

Fiscal Periods Ending	Ratio

March 31, 2016	4X
June 30, 2016	4.25X
September 30, 2016 through March 31, 2017	4.5X
June 30, 2017 through March 31, 2018	4.25X
June 30, 2018 and September 30, 2018	4X
December 31, 2018	3.75X
March 31, 2019 and June 30, 2019	3.5X

The fixed charge coverage ratio was changed to the debt service coverage ratio and requires a minimum of 1.25X through the maturity of the credit facility. The amendment defines the debt service coverage as trailing 12 months EBITDA/annual debt service. As of March 31, 2016, we have additional borrowing capacity of $67 million.

At March 31, 2016, our maximum leverage ratio was 2.89X and our debt service coverage ratio was 2.40X.  Therefore, we were in compliance with these two ratios.

The interest rate on the facility ranges from LIBOR plus 2.25% to LIBOR plus 4%, depending on our maximum leverage ratio.

New accounting rules for 2016 require that our debt issues costs be presented as a direct reduction from the related debt rather than as an asset.  Our December 31, 2015 balance sheet was changed to reflect the new rule.

Debt less debt issuance cost at March 31 and December 31 are presented below (in thousands):

	2016	2015
Current debt	$26,250	$26,250
Less debt issuance cost	(1,992)	(1,394)
Net current portion	$24,258	$24,856

Long-term debt	$229,854	$223,220
Less debt issuance cost	(4,256)	(3,718)
Net long-term portion	$225,598	$219,502

(3)	Equity Investment in Savoy

We currently own a 40% interest in Savoy Energy, L.P., a private company engaged in the oil and gas business primarily in the state of Michigan.  Savoy uses the successful efforts method of accounting. We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% is a condensed balance sheet at March 31, and a condensed statement of operations for the three months ended March 31, 2016 and 2015.

Condensed Balance Sheet

2016
Current assets	$6,604
Oil and gas properties, net	20,803
Other	1,007
$28,414

Total liabilities	$3,670
Partners’ capital	24,744
$28,414

Condensed Statement of Operations

	2016	2015
Revenue	$2,148	$4,360
Expenses	(2,943)	(4,027)
Net income (loss)	$(795)	$333

(4)	Equity Investment in Sunrise Energy

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

Below (in thousands) to the 100% is a condensed balance sheet at March 31, and a condensed statement of operations for the three months ended March 31, 2016 and 2015.

Condensed Balance Sheet

2016
Current assets	$2,204
Oil and gas properties, net	7,844
$10,048

Total liabilities	$716
Members’ capital	9,332
$10,048

Condensed Statement of Operations

	2016	2015
Revenue	$458	$617
Expenses	(607)	(537)
Net income (loss)	$(149)	$80

(5)	Other Long-Term Assets (in thousands)

	March 31,	December 31,
	2016	2015
Long-term assets:
Advanced coal royalties	$8,432	$6,563
Marketable equity securities available for sale, at fair value (restricted)*	1,826	1,763
Purchased coal contract – See Note 9	6,407
Other	3,345	3,090
	$20,010	$11,416

*Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

(6)	Self Insurance

In late August 2010 we decided to terminate the property insurance on our underground mining equipment. Such equipment is allocated among 10 mining units spread out over 20 miles. The historical cost of such equipment is about $255 million.

(7)	Net Income per Share

We compute net income per share using the two-class method, which is an allocation formula that determines net income per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table sets forth the computation of net income per share for the three months ended March 31 (in thousands):

	2016	2015
Numerator:
Net income	$6,162	$7,591
Less earnings allocated to RSUs	(125)	(263)
Net income allocated to common shareholders	$6,037	$7,328

(8)	Asset Realization

As disclosed last year, we significantly curtailed the production at the Carlisle mine and had a reduction in work force. Consequently, we conducted a review of those assets for recoverability and determined that no impairment charge was necessary. In conducting such review, we assumed (i) that natgas prices will start to increase in late 2017; (ii) Carlisle production will increase in 2018-2019, and (iii) sometime in 2020, the Carlisle Mine will return to its normal production capacity of 3.3 million tons per year. The Carlisle assets had an aggregate carrying value of $137 million at March 31, 2016. If, in later quarters, we reduce our estimate of the future net cash flows attributable to the Carlisle mine, it may result in future impairment of such assets and such charges could be significant.

(9)	Freelandville Purchase

On March 22, 2016, we completed the purchase of the Freelandville coal reserves and coal sales agreement for $18 million. These reserves totaled 14.2 million tons of fee and leased coal and will be mined from our Oaktown 1 portal. This purchase also allows Sunrise access to another 1.6 million tons of our own leased reserves that were previously inaccessible. The purchased coal sales agreement totaled 1,435,000 tons (can be adjusted +/- 6,700 tons monthly) and will be delivered ratably in calendar year 2017. The preliminary purchase price allocation for the acquisition was as follows (in thousands):

Purchased coal contract	$6,407
Advanced coal royalties	1,690
Mineral rights and leases	9,903
Total	$18,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

Denver, Colorado

We have reviewed the accompanying condensed consolidated balance sheet of Hallador Energy Company and subsidiaries (the “Company”) as of March 31, 2016, and the related condensed consolidated statements of comprehensive income, and cash flows, for the three month periods ended March 31, 2016 and March 31, 2015 and the statement of stockholders’ equity for the three month period ended March 31, 2016.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2015, and the related consolidated statements of comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated March 11, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ EKS&H LLLP

May 6, 2016

Denver, Colorado

ITEM 2.   MD&A

The following discussion updates the MD&A section of our 2015 Form 10-K and should be read in conjunction therewith.

Our consolidated financial statements should also be read in conjunction with this discussion.

Our Coal Contracts

On March 22, 2016, we completed the purchase of certain underground coal reserves and a coal sales agreement associated with Triad Mining, LLC’s (Triad) Freelandville mining complex for $18 million.  Triad is a wholly-owned subsidiary of Blackhawk Mining, LLC based in Lexington, Kentucky. The Freelandville complex is located in Sullivan and Knox Counties, Indiana.  As part of the transaction, we also purchased 14.2 million tons of proven coal reserves and associated advanced royalties in addition to rights under a coal sales agreement that extends through 2017. See Note 9 to our financial statements.

The table below (in thousands, except prices) shows our contracted tons. Some of our contracts contain language that allow our customers to increase or decrease tonnages throughout the year. The table represents the minimum and maximum tonnages we could deliver under existing contracts. In some cases, our customers are required to purchase their additional tonnage needs from us. We fully anticipate making additional sales.

	Minimum Tons To Be Sold			Maximum Tons To Be Sold			Average
	Priced	(Unpriced)	Total	Priced	(Unpriced)	Total	Estimated
Year	Tons	Tons	Tons	Tons	Tons	Tons	Prices
2016 (last nine months)	4,367		4,367	4,477		4,477	$40.92
2017	4,175	389	4,564	5,985	581	6,566	42.87
2018	1,560	1,199	2,759	2,210	1,791	4,001	44.03
2019	1,300	2,009	3,309	1,550	3,001	4,551	44.55
2020	1,000	2,009	3,009	1,000	3,001	4,001	46.91
2021		2,009	2,009		3,001	3,001
2022		2,009	2,009		3,001	3,001
2023		1,620	1,620		2,420	2,420
2024		810	810		1,210	1,210
	12,402	12,054	24,456	15,222	18,006	33,228

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

Asset Realization

See Note 8 to our financial statements.

Liquidity and Capital Resources

As set forth in our Statement of Cash Flows, cash provided by operations was $19 million (includes a non-recurring $1.8 million cash distribution from Savoy) for Q1 2016. This amount was adequate to fund our capital expenditures for coal properties, our debt service requirements and our dividend. Our capex budget for the next nine months is $15 million, of which $8 million is for maintenance capex. Cash from operations for the next nine months should again fund our capital expenditures, debt service and our dividend.

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. Our surety bonds total $23 million in the event we are not able to perform.

Capital Expenditures (capex)

Q1 2016 capex was $6 million allocated as follows (in thousands):

Oaktown - expansion	$3,041
Oaktown - maintenance capex	2,984
Other projects	28
Capex per the Cash Flow Statement	$6,053

Results of Operations

Oaktown’s cash costs for Q1 2016 were $27.87/ton. With our reduced coal sales in 2016, we see Oaktown’s costs ranging from $28 to $30 for 2016. Going forward we expect our SG&A to be $12 million annually and costs associated with Prosperity and Carlisle to be $9 million annually.

Quarterly coal sales and cost data (in thousands, except per ton data):

	2nd 2015	3rd 2015	4th 2015	1st 2016	T4Qs
Tons sold	2,078	1,791	1,432	1,629	6,930
Coal sales	$95,323	$81,332	$65,762	$75,795	$318,212
Average price/ton	45.87	45.41	45.92	46.53	45.92
Wash plant recovery in %	69	69	64	65
Operating costs	$68,280	$56,995	$46,470	$49,777	$221,522
Average cost/ton	32.86	31.82	32.45	30.56	31.97
Margin	27,043	24,337	19,292	26,018	96,690
Margin/ton	13.01	13.59	13.47	15.97	13.95
Capex	14,789	4,070	4,058	6,053	28,970
Maintenance capex	13,323	1,816	1,047	2,984	19,170
Maintenance capex/ton	6.41	1.01	.73	1.83	2.77

	2nd 2014	3rd 2014	4th 2014	1st 2015	T4Qs
Tons sold	847	1,500	2,275	2,146	6,768
Coal sales	$36,130	$64,764	$99,992	$97,073	$297,959
Average price/ton	42.66	43.18	43.95	45.23	44.02
Wash plant recovery in %	68	64	67	67
Operating costs	$26,096	$52,588	$68,002	$66,152	$212,838
Average cost/ton	30.81	35.06	29.89	30.83	31.45
Margin	10,034	12,176	31,990	30,921	85,121
Margin/ton	11.85	8.12	14.06	14.40	12.57
Capex	6,190	5,200	11,509	8,250	31,149
Maintenance capex	3,974	4,756	11,162	6,685	26,577
Maintenance capex/ton	4.69	3.17	4.91	3.12	3.93

2016 v. 2015

For 2016, we sold 1,629,000 tons at an average price of $46.53/ton. For 2015, we sold 2,146,000 tons at an average price of $45.23/ton.

Operating costs and expenses averaged $30.56/ton in 2016 compared to $30.83 in 2015.  Our Indiana employees totaled 721 at March 31, 2016 compared to 1,018 at March 31, 2015.

The reduction in DD&A is due to a change in estimate in computing the depreciation for our underground mining equipment. In the past, we used the straight-line method; beginning Q1 2016, we changed to the units-of-production method. This change in estimate reduced our DD&A expense for Q1 2016 by $1.6 million.

There was no material change in SG&A. We expect SG&A for the last nine months of 2016 to be around $9 million.

Earnings (loss) per Share

	2nd 2015	3rd 2015	4th 2015	1st 2016
Basic and diluted	$.23	$.17	$.02	$.21

	2nd 2014	3rd 2014	4th 2014	1st 2015
Basic and diluted	$.10	$ .(20)	$.31	$.25

40% Ownership in Savoy

Our share of Savoy’s operations dropped due to the precipitous drop in oil prices.

Income Taxes

Our effective tax rate (ETR) for 2016 was 22% compared to 31% for 2015. We expect our ETR to be circa 22% for the remainder of 2016.

MSHA Reimbursements

Some of our legacy coal contracts allow us to pass on certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies.  We do not recognize any revenue until customers have notified us that they accept the charges.

We submitted our incurred costs for 2011 in October 2012 for $3.7 million. $2.1 million in reimbursements were recorded in the first quarter 2013 and $1.6 million were recorded in the fourth quarter of 2013. We submitted our incurred costs for 2012 in June 2015 and expect to receive approximately $3 million for such costs during 2016. As stated above we do not record such reimbursements until they have been agreed to by our customers. Incurred costs for 2013 will be submitted during the second quarter of 2016.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material change from the disclosure in our 2015 Form 10-K.

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

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. MINE SAFETY DISCLOSURE

See Exhibit 95 to this Form 10-Q for a listing of our mine safety violations.

ITEM 6. EXHIBITS

10	First Amendment to the Second Amended and Restated Credit Agreement dated March 18, 2016
15	Letter Regarding Unaudited Interim Financial Information
31	SOX 302 Certifications
32	SOX 906 Certification
95	Mine Safety Report
101	Interactive Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: May 6, 2016	/s/ Lawrence D. Martin
Lawrence D. Martin, CFO and CAO

