Form 10-Q
period 2016-06-30
HALLADOR ENERGY CO
filed 2016-08-05
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016
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

Yes ☐ No ☑

As of August 4, 2016, we had 29,251,000 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheet

(in thousands, except per share data)

	June 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$16,217	$15,930
Marketable securities	1,654	1,343
Accounts receivable	18,948	16,675
Prepaid income taxes	3,211	5,312
Coal inventory	12,182	14,915
Parts and supply inventory	10,953	11,255
Other	1,702	1,185
Total current assets	64,867	66,615
Coal properties, at cost:
Land and mineral rights	126,362	116,209
Buildings and equipment	350,516	347,963
Mine development	134,541	131,027
	611,419	595,199
Less - accumulated DD&A	(168,092)	(149,964)
	443,327	445,235
Investment in Savoy	10,494	12,365
Investment in Sunrise Energy	4,588	4,747
Other assets (Note 5)	20,745	11,416
	$544,021	$540,378
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net	$24,421	$24,856
Accounts payable and accrued liabilities	14,393	26,184
Total current liabilities	38,814	51,040

Long-term liabilities:
Bank debt, net	219,330	219,502
Deferred income taxes	51,153	49,033
Asset retirement obligations	12,735	12,231
Other	3,658	1,752
Total long-term liabilities	286,876	282,518
Total liabilities	325,690	333,558

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized; 29,251 shares outstanding for both periods	292	292
Additional paid-in capital	93,459	92,275
Retained earnings	123,962	114,341
Accumulated other comprehensive income (loss)	618	(88)
Total stockholders’ equity	218,331	206,820
	$544,021	$540,378

See accompanying notes.

Consolidated Statement of Comprehensive Income

(in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015

Revenue:
Coal sales	$142,069	$192,396	$66,274	$95,323
Equity income (loss) – Savoy	(68)	(17)	257	(153)
Equity income (loss) - Sunrise Energy	(158)	3	(83)	(37)
MSHA reimbursement	1,753		1,753
Other income	853	872	363	120
	144,449	193,254	68,564	95,253
Costs and expenses:
Operating costs and expenses	95,174	134,432	45,397	68,280
DD&A	18,238	22,108	9,056	10,770
Coal exploration costs	814	1,200	395	492
SG&A	5,491	6,424	2,729	3,080
Interest (1)	10,597	8,779	4,752	3,323
	130,314	172,943	62,329	85,945

Income before income taxes	14,135	20,311	6,235	9,308

Less income taxes:
Current		551	(768)	(865)
Deferred	2,120	5,316	1,150	3,320
	2,120	5,867	382	2,455

Net income (2)	$12,015	$14,444	$5,853	$6,853

Net income per share:
Basic and diluted	$0.40	$0.48	$0.19	$0.23

Weighted average shares outstanding:
Basic and diluted	29,251	28,993	29,251	29,024

(1)	Interest expense for first half 2016 and 2015 includes $1,748 and $607, respectively, for the net change in the estimated fair value of our interest rate swaps. Such amounts were $249 and $(702) for Q2 2016 and 2015, respectively.

(2)	There is no material difference between net income and comprehensive income.

See accompanying notes.

Consolidated Condensed Statement of Cash Flows

For the six months ended June 30,

(in thousands)

	2016	2015
Operating activities:
Cash provided by operating activities	$30,389	$57,810

Investing activities:
Purchase of Freelandville assets	(18,000)
Capital expenditures for coal properties	(7,875)	(23,039)
Other	186	(603)
Cash used in investing activities	(25,689)	(23,642)

Financing activities:
Bank borrowings	15,000
Debt issuance cost	(2,090)
Dividends	(2,394)	(2,398)
Payments on bank debt	(14,929)	(28,750)
Cash used in financing activities	(4,413)	(31,148)

Increase in cash and cash equivalents	287	3,020
Cash and cash equivalents, beginning of period	15,930	13,469
Cash and cash equivalents, end of period	$16,217	$16,489

See accompanying notes.

4

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI*	Total
Balance, January 1, 2016	29,251	$292	$92,275	$114,341	$(88)	$206,820

Stock-based compensation			1,184			1,184

Dividends				(2,394)		(2,394)

Net income				12,015		12,015

Other					706	706

Balance, June 30, 2016	29,251	$292	$93,459	$123,962	$618	$218,331

*Accumulated Other Comprehensive Income (Loss)

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	General Business

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

The results of operations and cash flows for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2016. To maintain consistency and comparability, certain 2015 amounts have been reclassified to conform to the 2016 presentation.

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

Change in Estimate for Computing Depreciation

At the beginning of Q1 2016, we changed from the straight-line method to the units-of-production method in computing the depreciation for certain underground mining equipment. This change in estimate reduced our DD&A expense for the six months ended June 30, 2016 by $3.5 million. As disclosed last year, we significantly curtailed the production at the Carlisle Mine. This change better reflects the usage of our underground mining equipment especially since Carlisle had limited production during first half 2016.

(2)	Bank Debt

On March 18, 2016, we executed an amendment to our credit agreement with PNC, as administrative agent for our lenders.  The primary purpose of the amendment was to increase liquidity and maintain compliance through the maturity of the agreement in August 2019.  The revolver was reduced from $250 million to $200 million and the term loan remains the same. Our debt at June 30, 2016 was $250 million (term-$117, revolver-$133). In addition, a maximum annual capex of $30 million was included.

Bank fees and other costs incurred in connection with the initial facility and the amendment were $9.1 million, which were deferred and are being amortized over five years. The credit facility is collateralized by substantially all of Sunrise’s assets and we are the guarantor.

The amended credit facility increased the maximum leverage ratio (total funded debt/ trailing 12 months EBITDA) from 2.75X to those listed below:

Fiscal Periods Ended/Ending	Ratio
June 30, 2016	4.25X
September 30, 2016 through March 31, 2017	4.50X
June 30, 2017 through March 31, 2018	4.25X
June 30, 2018 and September 30, 2018	4.00X
December 31, 2018	3.75X
March 31, 2019 and June 30, 2019	3.50X

The fixed charge coverage ratio was changed to the debt service coverage ratio and requires a minimum of 1.25X through the maturity of the credit facility. The amendment defines the debt service coverage as trailing 12 months EBITDA/annual debt service. As of June 30, 2016, we had additional borrowing capacity of $67 million.

At June 30, 2016, our maximum leverage ratio was 2.93X and our debt service coverage ratio was 2.20X.  Therefore, we were in compliance with those two ratios.

The interest rate on the facility ranges from LIBOR plus 2.25% to LIBOR plus 4%, depending on our maximum leverage ratio. At June 30, 2016, we were paying LIBOR at .46% plus 3.50% for a total interest rate of 3.96%.

New accounting rules for 2016 require that our debt issuance costs be presented as a direct reduction from the related debt rather than as an asset.  Our December 31, 2015 balance sheet was changed to reflect the new rule.

Debt less debt issuance cost at June 30, and December 31, are presented below (in thousands):

	2016	2015
Current debt	$26,250	$26,250
Less debt issuance cost	(1,829)	(1,394)
Net current portion	$24,421	$24,856

Long-term debt	$223,292	$223,220
Less debt issuance cost	(3,962)	(3,718)
Net long-term portion	$219,330	$219,502

(3)	Equity Investment in Savoy

We own a 40% interest in Savoy Energy, L.P., a private company engaged in the oil and gas business primarily in the state of Michigan.  Savoy uses the successful efforts method of accounting. We account for our interest using the equity method of accounting.

Below (in thousands) to the 100% is a condensed balance sheet at June 30, and a condensed statement of operations for the six months ended June 30.

Condensed Balance Sheet
2016
Current assets	$7,617
Oil and gas properties, net	20,454
Other	1,003
$29,074

Total liabilities	$3,789
Partners’ capital	25,285
$29,074

Condensed Statement of Operations

	2016	2015
Revenue	$5,001	$7,671
Expenses	(5,167)	(7,712)
Net loss	$(166)	$(41)

(4)	Equity Investment in Sunrise Energy

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

Below (in thousands) to the 100% is a condensed balance sheet at June 30, and a condensed statement of operations for the six months ended June 30.

Condensed Balance Sheet
2016
Current assets	$2,156
Oil and gas properties, net	7,706
$9,862

Total liabilities	$697
Members’ capital	9,165
$9,862

Condensed Statement of Operations
	2016	2015
Revenue	$796	$1,167
Expenses	(1,113)	(1,161)
Net income (loss)	$(317)	$6

(5)	Other Long-Term Assets (in thousands)

	June 30,	December 31,
	2016	2015
Long-term assets:
Advanced coal royalties	$9,890	$6,563
Marketable equity securities available for sale, at fair value (restricted)*	1,961	1,763
Purchased coal contract – See Note 9	6,407
Other	2,487	3,090
	$20,745	$11,416

*Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

(6)	Self Insurance

We self-insure our underground mining equipment. Such equipment is allocated among 10 mining units spread out over 20 miles. The historical cost of such equipment is about $255 million.

(7)	Net Income per Share

We compute net income per share using the two-class method, which is an allocation formula that determines net income per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table sets forth the computation of net income per share for the six and three months ended June 30 (in thousands):

	Six Months Ended		Three Months Ended
	2016	2015	2016	2015
Numerator:
Net income	$12,015	$14,444	$5,853	$6,853
Less earnings allocated to RSUs	(315)	(443)	(157)	(208)
Net income allocated to common shareholders	$11,700	$14,001	$5,696	$6,645

(8)	Asset Realization

As disclosed last year, we significantly curtailed the production at the Carlisle mine and had a reduction in work force. Consequently, we conducted a review of those assets for recoverability and determined that no impairment charge was necessary. In conducting such review, we assumed: (i) that natgas prices will start to increase in late 2017; (ii) Carlisle production will increase in 2018-2019, and (iii) sometime in 2020, the Carlisle Mine will return to its normal production capacity of 3.3 million tons per year. The Carlisle assets had an aggregate carrying value of $136 million at June 30, 2016. If, in later quarters, we reduce our estimate of the future net cash flows attributable to the Carlisle mine, it may result in future impairment of such assets and such charges could be significant.

(9)	Freelandville Purchase

On March 22, 2016, we completed the purchase of the Freelandville coal reserves and coal sales agreement for $18 million. These reserves totaled 14.2 million tons of fee and leased coal and will be mined from our Oaktown 1 portal. This purchase also allows Sunrise access to another 1.6 million tons of our own leased reserves that were previously inaccessible. The purchased coal sales agreement totaled 1,435,000 tons (can be adjusted +/- 6,700 tons monthly) and will be delivered ratably in calendar year 2017. The purchase price allocation for the acquisition was as follows (in thousands):

Purchased coal contract	$6,407
Advanced coal royalties	1,690
Mineral rights and leases	9,903
Total	$18,000

(10)	Income Taxes

Our effective tax rate (ETR) for first half 2016 was 15% compared to 29% for first half 2015. Assuming no changes in our expected results of operations, we expect our ETR for the last half 2016 and for the year 2017 to be about the same as first half 2016. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

Denver, Colorado

We have reviewed the accompanying condensed consolidated balance sheet of Hallador Energy Company and subsidiaries (the “Company”) as of June 30, 2016, the related condensed consolidated statements of comprehensive income for the six and three month periods ended June 30, 2016 and 2015, and cash flows for the six month periods ended June 30, 2016 and 2015, respectively, and the statement of stockholders’ equity for the six month period ended June 30, 2016.  These financial statements are the responsibility of the Company’s management.

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

August 5, 2016

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

							Estimated
	Minimum Tons To Be Sold			Maximum Tons To Be Sold			Prices @
	Priced	(Unpriced)	Total	Priced	(Unpriced)	Total	Minimum
Year	Tons	Tons	Tons	Tons	Tons	Tons	Tons
2016 (last six months)	2,871		2,871	2,940		2,940	$43.57
2017	4,564		4,564	5,770		5,770	44.57
2018	1,949	810	2,759	2,791	1,210	4,001	44.77
2019	1,689	2,009	3,698	2,131	2,420	4,551	45.19
2020	1,000	2,009	3,009	1,000	3,001	4,001	48.56
2021		2,009	2,009		3,001	3,001
2022		2,009	2,009		3,001	3,001
2023		1,620	1,620		2,420	2,420
2024		810	810		1,210	1,210
	12,073	11,276	23,349	14,632	16,263	30,895

Unpriced tons are firm commitments, meaning we are required to ship and our customer is required to receive said tons through the duration of the contract. The contracts provide mechanisms for establishing a market-based price. As set forth in the table above, we have 11-16 million tons committed but unpriced through 2024.

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

Asset Realization

See Note 8 to our financial statements.

Liquidity and Capital Resources

As set forth in our Statement of Cash Flows, cash provided by operations was $30 million that includes a non-recurring $1.8 million cash distribution from Savoy. This amount was adequate to fund our capital expenditures for coal properties, our debt service requirements and our dividend. Our capex budget for the next six months is $12 million, of which $5 million is for maintenance capex. Cash from operations for the next six months should again fund our capital expenditures, debt service and our dividend.

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. Our surety bonds total $23 million in the event we are not able to perform.

Capital Expenditures (capex)

First half capex for 2016 was $8 million allocated as follows (in thousands):

Oaktown – expansion	$3,959
Oaktown - maintenance capex	3,804
Other projects	112
Capex per the Cash Flow Statement	$7,875

Results of Operations

Due to increase demand for coal in first half 2016, customers requested that we ship contracted coal sales ahead of schedule.  If additional sales do not materialize in second half 2016, our pretax income and EBITDA will be lower than first half 2016.

Oaktown’s cash costs for Q2 2016 were $28.29/ton. With our reduced coal sales in 2016, we see Oaktown’s costs ranging from $28 to $30 for 2016. Going forward we expect our SG&A to be $12 million annually and costs associated with Prosperity and Carlisle to be $9 million annually.

Quarterly coal sales and cost data (in thousands, except per ton and percentage data):

	3rd 2015	4th 2015	1st 2016	2nd 2016	T4Qs
Tons sold	1,791	1,432	1,629	1,464	6,316
Coal sales	$81,332	$65,762	$75,795	$66,274	$289,163
Average price/ton	45.41	45.92	46.53	45.27	45.78
Wash plant recovery in %	69	64	65	63
Operating costs	56,995	46,470	49,777	45,397	198,639
Average cost/ton	31.82	32.45	30.56	31.01	31.45
Margin	24,337	19,292	26,018	20,877	90,524
Margin/ton	13.59	13.47	15.97	14.26	14.33
Capex	4,070	4,058	6,053	1,822	16,003
Maintenance capex	1,816	1,047	2,984	904	6,751
Maintenance capex/ton	1.01	.73	1.83	.62	1.07

	3rd 2014	4th 2014	1st 2015	2nd 2015	T4Qs
Tons sold	1,500	2,275	2,146	2,078	7,999
Coal sales	$64,764	$99,992	$97,073	$95,323	$357,152
Average price/ton	43.18	43.95	45.23	45.87	44.65
Wash plant recovery in %	64	67	67	69
Operating costs	52,588	68,002	66,152	68,280	255,022
Average cost/ton	35.06	29.89	30.83	32.86	31.88
Margin	12,176	31,990	30,921	27,043	102,130
Margin/ton	8.12	14.06	14.40	13.01	12.77
Capex	5,200	11,509	8,250	14,789	39,748
Maintenance capex	4,756	11,162	6,685	13,323	35,926
Maintenance capex/ton	3.17	4.91	3.12	6.41	4.49

First Half 2016 v. 2015

For 2016, we sold 3,093,000 tons at an average price of $45.93/ton. For 2015, we sold 4,224,000 tons at an average price of $45.55/ton.

Operating costs and expenses averaged $30.77/ton in 2016 compared to $31.83 in 2015.  Our Indiana employees totaled 710 at June 30, 2016 compared to 897 at June 30, 2015.

At the beginning of Q1 2016, we changed from the straight-line method to the units-of-production method in computing the depreciation for certain underground mining equipment. This change in estimate reduced our DD&A expense for the six months ended June 30, 2016 by $3.5 million. As disclosed last year, we significantly curtailed the production at the Carlisle Mine. This change better reflects the usage of our underground mining equipment especially since Carlisle had limited production during first half 2016.

Second Quarter 2016 v. 2015

For the second quarter of 2016, we sold 1,464,000 tons at an average price of $45.27/ton. For the second quarter of 2015, we sold 2,078,000 tons at an average price of $45.87/ton.

Operating costs and expenses averaged $31.01/ton in 2016 compared to $32.86 in 2015.

Earnings (loss) per Share

	3rd 2015	4th 2015	1st 2016	2nd 2016
Basic and diluted	$.17	$.02	$.21	$.19

	3rd 2014	4th 2014	1st 2015	2nd 2015
Basic and diluted	$ .(20)	$.31	$.25	$.23

Income Taxes

Our effective tax rate (ETR) for first half 2016 was 15% compared to 29% for first half 2015. Assuming no changes in our expected results of operations, we expect our ETR for the last half 2016 and for the year 2017 to be about the same as first half 2016. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference.

MSHA Reimbursements

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies.  We do not recognize any revenue until our customers have notified us that they accept the charges.

We submitted our incurred costs for 2011 in October 2012 for $3.7 million. $2.1 million in reimbursements were recorded in the first quarter 2013 and $1.6 million were recorded in the fourth quarter of 2013. We submitted our incurred costs for 2012 in June 2015 and received $1.7 million from one of our customers in June 2016. We expect to receive about the same amount from another customer during Q3 2016. As stated above we do not record such reimbursements as revenue until they have been agreed to by our customers.

Such reimbursable costs for 2013, 2014 and 2015 are not expected to be material.

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

Yorktown Distributions

As previously disclosed, Yorktown Energy Partners and its affiliated partnerships (Yorktown) have made 12 distributions to their numerous partners totaling 8 million shares since May 2011.  In the past, these distributions were made soon after we filed our Form 10-Qs and Form 10-Ks. Currently, they own 7.15 million shares of our stock representing about 24.5% of total shares outstanding. Yorktown’s last distribution was in May 2016.

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

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HALLADOR ENERGY COMPANY

Date: August 5, 2016	/s/ Lawrence D. Martin
Lawrence D. Martin, CFO and CAO

