Form 10-Q
period 2016-09-30
HALLADOR ENERGY CO
filed 2016-11-04
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

As of November 3, 2016, we had 29,268,053 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheet

(in thousands, except per share data)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$12,818	$15,930
Marketable securities	1,702	1,343
Accounts receivable	19,106	16,675
Prepaid income taxes	3,481	5,312
Coal inventory	13,268	14,915
Parts and supply inventory	9,983	11,255
Other	3,121	1,185
Total current assets	63,479	66,615
Coal properties, at cost:
Land and mineral rights	126,454	116,209
Buildings and equipment	352,845	347,963
Mine development	136,675	131,027
Total coal properties, at cost	615,974	595,199
Less - accumulated DD&A	(175,983)	(149,964)
	439,991	445,235
Investment in Savoy	10,520	12,365
Investment in Sunrise Energy	4,482	4,747
Other assets (Note 5)	21,611	11,416
Total assets	$540,083	$540,378
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net	$26,609	$24,856
Accounts payable and accrued liabilities	16,725	26,184
Total current liabilities	43,334	51,040

Long-term liabilities:
Bank debt, net	206,037	219,502
Deferred income taxes	52,186	49,033
Asset retirement obligations	12,995	12,231
Other	3,308	1,752
Total long-term liabilities	274,526	282,518
Total liabilities	317,860	333,558

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued
Common stock, $.01 par value, 100,000 shares authorized; 29,268 and 29,251 shares outstanding, respectively	292	292
Additional paid-in capital	94,194	92,275
Retained earnings	127,081	114,341
Accumulated other comprehensive income (loss)	656	(88)
Total stockholders’ equity	222,223	206,820
Total liabilities and stockholders’ equity	$540,083	$540,378

See accompanying notes.

Consolidated Statement of Comprehensive Income

(in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015

Revenue:
Coal sales	$207,429	$273,728	$65,360	$81,332
Equity income (loss) - Savoy	(42)	(110)	26	(93)
Equity income (loss) - Sunrise Energy	(264)	24	(106)	21
MSHA reimbursement	1,753
Other income	1,340	1,625	487	753
Total revenue	210,216	275,267	65,767	82,013
Costs and expenses:
Operating costs and expenses	142,114	191,427	46,940	56,995
DD&A	26,180	32,756	7,942	10,648
Exploration and permitting costs	1,168	1,581	354	381
SG&A	8,076	9,427	2,585	3,003
Interest (1)	13,458	13,955	2,861	5,176
Total costs and expenses	190,996	249,146	60,682	76,203

Income before income taxes	19,220	26,121	5,085	5,810

Less income taxes:
Current	(270)	1,231		680
Deferred	3,153	5,302	763	(14)
Total income taxes	2,883	6,533	763	666

Net income (2)	$16,337	$19,588	$4,322	$5,144

Net income per share:
Basic and diluted	$.54	$.65	$.14	$.17

Weighted average shares outstanding:
Basic and diluted	29,251	29,011	29,252	29,044

(1)	Interest expense for first nine months of 2016 and 2015 includes $793 and $1,858 respectively, for the net change in the estimated fair value of our interest rate swaps. Such amounts were $(955) and $1,251 for Q3 2016 and 2015, respectively.

(2)	There is no material difference between net income and comprehensive income.

See accompanying notes.

Consolidated Condensed Statement of Cash Flows

For the nine months ended September 30,

(in thousands)

	2016	2015
Operating activities:
Cash provided by operating activities	$43,691	$76,573

Investing activities:
Purchase of Freelandville assets	(18,000)
Capital expenditures	(11,810)	(27,109)
Other	186	478
Cash used in investing activities	(29,624)	(26,631)

Financing activities:
Bank borrowings	15,000
Debt issuance cost	(2,090)
Payments on bank debt	(26,492)	(40,312)
Dividends	(3,597)	(3,596)
Cash used in financing activities	(17,179)	(43,908)

Increase (decrease) in cash and cash equivalents	(3,112)	6,034
Cash and cash equivalents, beginning of period	15,930	13,469
Cash and cash equivalents, end of period	$12,818	$19,503

See accompanying notes.

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI*	Total
Balance, January 1, 2016	29,251	$292	$92,275	$114,341	$(88)	$206,820

Stock-based compensation			1,822			1,822

Stock issued on vesting of RSUs	2

Taxes paid on vesting of RSUs	(1)		(3)			(3)

Dividends				(3,597)		(3,597)

Net income				16,337		16,337

Other	16		100		744	844

Balance, September 30, 2016	29,268	$292	$94,194	$127,081	$656	$222,223

*Accumulated Other Comprehensive Income (Loss)

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	General Business

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

The results of operations and cash flows for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2016. To maintain consistency and comparability, certain 2015 amounts have been reclassified to conform to the 2016 presentation.

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

Change in Estimate for Computing Depreciation

At the beginning of Q1 2016, we changed from the straight-line method to the units-of-production method in computing the depreciation for certain underground mining equipment. This change in estimate reduced our DD&A expense for the nine months and three months ended September 30, 2016 by $6.6 million and $3.1 million, respectively. As disclosed last year, we significantly curtailed the production at the Carlisle Mine. This change better reflects the usage of our underground mining equipment especially since Carlisle had limited production during the first nine months of 2016.

(2)	Bank Debt

On March 18, 2016, we executed an amendment to our credit agreement with PNC, as administrative agent for our lenders.  The primary purpose of the amendment was to increase liquidity and maintain compliance through the maturity of the agreement in August 2019.  The revolver was reduced from $250 million to $200 million and the term loan remains the same. Our debt at September 30, 2016 was $238 million (term-$110, revolver-$128). In addition, a maximum annual capex of $30 million was included.

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

The fixed charge coverage ratio was changed to the debt service coverage ratio and requires a minimum of 1.25X through the maturity of the credit facility. The amendment defines the debt service coverage as trailing 12 months EBITDA/annual debt service. As of September 30, 2016, we had additional borrowing capacity of $72 million.

At September 30, 2016, our maximum leverage ratio was 3.02X and our debt service coverage ratio was 2.06X. Therefore, we were in compliance with those two ratios.

The interest rate on the facility ranges from LIBOR plus 2.25% to LIBOR plus 4%, depending on our maximum leverage ratio. At September 30, 2016, we were paying LIBOR at .53% plus 3.50% for a total interest rate of 4.03%.

New accounting rules for 2016 require that our debt issuance costs be presented as a direct reduction from the related debt rather than as an asset.  Our December 31, 2015 balance sheet was changed to reflect the new rule.

Debt less debt issuance cost at September 30, and December 31, are presented below (in thousands):

	2016	2015
Current debt	$28,438	$26,250
Less debt issuance cost	(1,829)	(1,394)
Net current portion	$26,609	$24,856

Long-term debt	$209,542	$223,220
Less debt issuance cost	(3,505)	(3,718)
Net long-term portion	$206,037	$219,502

(3)	Equity Investment in Savoy

We own a 40% interest in Savoy Energy, L.P., a private company engaged in the oil and gas business primarily in the state of Michigan.  Savoy uses the successful efforts method of accounting. We account for our interest using the equity method of accounting.

On November 3, 2016 Lubar Equity Fund, LLC acquired a 25% interest in Savoy for $9.5 million in cash. Accordingly, our ownership interest was reduced from 40% to 30.6%. At closing, Savoy made a cash distribution of $4.4 million of which our share was $1.8 million and per our credit agreement will be applied to our bank debt. Mr. Lubar, one of our directors, is affiliated with Lubar Equity Fund, LLC.

Below (in thousands) to the 100% is a condensed balance sheet at September 30, and a condensed statement of operations for the nine months ended September 30.

Condensed Balance Sheet
2016
Current assets	$8,776
Oil and gas properties, net	19,429
Other	997
Totals assets	$29,202

Total liabilities	$3,847
Partners’ capital	25,355
Total liabilities and equity	$29,202

Condensed Statement of Operations
	2016	2015
Revenue	$7,900	$10,887
Expenses	(8,005)	(11,156)
Net loss	$(105)	$(269)

(4)	Equity Investment in Sunrise Energy

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

Below (in thousands) to the 100% is a condensed balance sheet at September 30, and a condensed statement of operations for the nine months ended September 30.

Condensed Balance Sheet
2016
Current assets	$2,080
Oil and gas properties, net	7,646
Totals assets	$9,726

Total liabilities	$773
Members’ capital	8,953
Total liabilities and equity	$9,726

Condensed Statement of Operations
	2016	2015
Revenue	$1,293	$1,773
Expenses	(1,822)	(1,725)
Net income (loss)	$(529)	$48

(5)	Other Long-Term Assets (in thousands)

	September 30,	December 31,
	2016	2015
Long-term assets:
Advanced coal royalties	$10,617	$6,563
Marketable equity securities available for sale, at fair value (restricted)*	1,985	1,763
Purchased coal contract – See Note 9	6,407
Other	2,602	3,090
Total long-term assets	$21,611	$11,416

*Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

(6)	Self-Insurance

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

The following table sets forth the computation of net income per share for the nine and three months ended September 30 (in thousands):

	Nine Months Ended		Three Months Ended
	2016	2015	2016	2015
Numerator:
Net income	$16,337	$19,588	$4,322	$5,144
Less earnings allocated to RSUs	(429)	(595)	(115)	(155)
Net income allocated to common shareholders	$15,908	$18,993	$4,207	$4,989

(8)	Asset Realization

As disclosed last year, we significantly curtailed the production at the Carlisle Mine and had a reduction in work force. Consequently, we conducted a review of those assets for recoverability and determined that no impairment charge was necessary. In conducting such review, we assumed: (i) that natural gas prices will start to increase in late 2017; (ii) Carlisle production will increase in 2018-2019, and (iii) sometime in 2020, the Carlisle Mine will return to its normal production capacity of 3.3 million tons per year. The Carlisle assets had an aggregate carrying value of $134 million at September 30, 2016. If, in later quarters, we reduce our estimate of the future net cash flows attributable to the Carlisle Mine, it may result in future impairment of such assets and such charges could be significant.

(9)	Freelandville Purchase

On March 22, 2016, we completed the purchase of the Freelandville coal reserves and coal sales agreement for $18 million. These reserves totaled 14.2 million tons of fee and leased coal and will be mined from our Oaktown 1 portal. This purchase also allows Sunrise access to another 1.6 million tons of our own leased reserves that were previously inaccessible. The purchased coal sales agreement totaled 1,435,000 tons (can be adjusted +/- 6,700 tons monthly). The purchase price allocation for the acquisition was as follows (in thousands):

Purchased coal contract	$6,407
Advanced coal royalties	1,690
Mineral rights and leases	9,903
Total	$18,000

(10)	Income Taxes

Our effective tax rate (ETR) for the first nine months of 2016 was 15% compared to 25% for the first nine months of 2015. Assuming no changes in our expected results of operations, we expect our ETR for the last three months of 2016 and for the year 2017 to be about the same as the first nine months of 2016. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

Denver, Colorado

We have reviewed the accompanying consolidated condensed balance sheet of Hallador Energy Company and subsidiaries (the “Company”) as of September 30, 2016, the related consolidated condensed statements of comprehensive income for the nine and three month periods ended September 30, 2016 and 2015, and cash flows for the nine-month periods ended September 30, 2016 and 2015, respectively, and the statement of stockholders’ equity for the nine-month period ended September 30, 2016.  These financial statements are the responsibility of the Company’s management.

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

November 4, 2016

Denver, Colorado

ITEM 2. MD&A

The following discussion updates the MD&A section of our 2015 Form 10-K and should be read in conjunction therewith.

Our consolidated financial statements should also be read in conjunction with this discussion.

Our Coal Contracts

On March 22, 2016, we completed the purchase of certain underground coal reserves and a coal sales agreement associated with Triad Mining, LLC’s (Triad) Freelandville mining complex for $18 million.  Triad is a wholly-owned subsidiary of Blackhawk Mining, LLC based in Lexington, Kentucky. The Freelandville complex is located in Sullivan and Knox Counties, Indiana.  As part of the transaction, we purchased 14.2 million tons of proven coal reserves and associated advanced royalties in addition to rights under a coal sales agreement that extends through 2017. See Note 9 to our financial statements.

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

							Estimated
	Minimum Tons To Be Sold			Maximum Tons to Be Sold			Prices @
	Priced	(Unpriced)	Total	Priced	(Unpriced)	Total	Minimum
Year	Tons	Tons	Tons	Tons	Tons	Tons	Tons
2016 (last three months)	1,732		1,732	1,739		1,739	$42.80
2017	4,914		4,914	5,520		5,520	43.67
2018	1,949	810	2,759	2,791	1,210	4,001	44.76
2019	1,689	1,620	3,309	2,131	2,420	4,551	45.21
2020	1,000	2,009	3,009	1,000	3,001	4,001	48.58
2021		2,009	2,009		3,001	3,001
2022		2,009	2,009		3,001	3,001
2023		1,620	1,620		2,420	2,420
2024		810	810		1,210	1,210
	11,284	10,887	22,171	13,181	16,263	29,444

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

Asset Realization

See Note 8 to our financial statements.

Liquidity and Capital Resources

As set forth in our Statement of Cash Flows, cash provided by operations was $44 million that includes a non-recurring $1.8 million cash distribution from Savoy. This amount was adequate to fund our capital expenditures for coal properties, our debt service requirements and our dividend. Our capex budget for the next three months is $5 million, of which $3 million is for maintenance capex. Cash from operations for the next twelve months should fund our capital expenditures, debt service and dividend.

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. Our surety bonds total $24 million in the event we are not able to perform.

Capital Expenditures (capex)

For the first nine months, capex for 2016 was $11.8 million allocated as follows (in thousands):

Oaktown – investment	$5,664
Oaktown – maintenance capex	4,950
Other projects	1,196
Capex per the Cash Flow Statement	$11,810

Results of Operations

Oaktown’s cash costs for Q3 2016 were $29.57/ton. We see Oaktown’s costs ranging from $28 to $30 for the remainder of 2016. Going forward we expect our SG&A to be $11 million annually and costs associated with Prosperity and Carlisle to be $10 million annually.

Quarterly coal sales and cost data (in thousands, except per ton and percentage data):

	4th 2015	1st 2016	2nd 2016	3rd 2016	T4Qs
Tons sold	1,432	1,629	1,464	1,485	6,010
Coal sales	$65,762	$75,795	$66,274	$65,360	$273,191
Average price/ton	45.92	46.53	45.27	44.01	45.46
Wash plant recovery in %	64	65	63	68
Operating costs	46,470	49,777	45,397	46,940	188,584
Average cost/ton	32.45	30.56	31.01	31.61	31.38
Margin	19,292	26,018	20,877	18,420	84,607
Margin/ton	13.47	15.97	14.26	12.40	14.08
Capex	4,058	6,053	1,822	3,935	15,868
Maintenance capex	1,047	2,984	904	1,709	6,644
Maintenance capex/ton	.73	1.83	.62	1.15	1.11

	4th 2014	1st 2015	2nd 2015	3rd 2015	T4Qs
Tons sold	2,275	2,146	2,078	1,791	8,290
Coal sales	$99,992	$97,073	$95,323	$81,332	$373,720
Average price/ton	43.95	45.23	45.87	45.41	45.08
Wash plant recovery in %	67	67	69	69
Operating costs	68,002	66,152	68,280	56,995	259,429
Average cost/ton	29.89	30.83	32.86	31.82	31.29
Margin	31,990	30,921	27,043	24,337	114,291
Margin/ton	14.06	14.40	13.01	13.59	13.78
Capex	11,509	8,250	14,789	4,070	38,618
Maintenance capex	11,162	6,685	13,323	1,816	32,986
Maintenance capex/ton	4.91	3.12	6.41	1.01	3.98

First Nine Months 2016 v. 2015

For 2016, we sold 4,578,000 tons at an average price of $45.31/ton. For 2015, we sold 6,015,000 tons at an average price of $45.51/ton.

Operating costs and expenses averaged $31.04/ton in 2016 compared to $31.82 in 2015.  Our Indiana employees totaled 737 at September 30, 2016 compared to 736 at September 30, 2015.

SG&A costs were higher in 2015 due to amortization of RSUs and accruals of bonuses related to our Vectren Fuels acquisition in 2014.  SG&A as a percentage of coal revenue increased, however, from 3.4% to 3.9% for the first nine months of 2016 due to lower sales volumes in 2016.

At the beginning of Q1 2016, we changed from the straight-line method to the units-of-production method in computing the depreciation for certain underground mining equipment. This change in estimate reduced our DD&A expense for the nine months and three months ended September 30, 2016 by $6.6 million and $3.1 million, respectively. As disclosed last year, we significantly curtailed the production at the Carlisle Mine. This change better reflects the usage of our underground mining equipment especially since Carlisle had limited production during the first nine months of 2016.

Third Quarter 2016 v. 2015

For the third quarter of 2016, we sold 1,485,000 tons at an average price of $44.01/ton. For the third quarter of 2015, we sold 1,791,000 tons at an average price of $45.41/ton.

Operating costs and expenses averaged $31.61/ton in 2016 compared to $31.82 in 2015.

As mentioned above, SG&A costs were higher in 2015 due to amortization of RSUs and accruals of bonuses related to our Vectren Fuels acquisition in 2014.  SG&A as a percentage of coal revenue increased, however, from 3.7% to 4.0% for the 3 months ending September 30, 2016 due to lower sales volumes in 2016.

Earnings per Share

	4th 2015	1st 2016	2nd 2016	3rd 2016
Basic and diluted	$.02	$.21	$.19	$.14

	4th 2014	1st 2015	2nd 2015	3rd 2015
Basic and diluted	$.31	$.25	$.23	$.17

Income Taxes

Our effective tax rate (ETR) for the first nine months of 2016 was 15% compared to 25% for first nine months of 2015. Assuming no changes in our expected results of operations, we expect our ETR for the last three months of 2016 and for the year 2017 to be about the same as first nine months of 2016. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference.

MSHA Reimbursements

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies.  We do not recognize any revenue until our customers have notified us that they accept the charges.

We submitted our incurred costs for 2011 in October 2012 for $3.7 million. $2.1 million in reimbursements were recorded in the first quarter 2013 and $1.6 million were recorded in the fourth quarter of 2013. We submitted our incurred costs for 2012 in June 2015 and received $1.75 million from one of our customers in June 2016. We expect to receive a similar amount from another customer during Q4 2016. As stated above we do not record such reimbursements as revenue until they have been agreed to by our customers.

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

Yorktown Distributions

As previously disclosed, Yorktown Energy Partners and its affiliated partnerships (Yorktown) have made 13 distributions to their numerous partners totaling 8.75 million shares since May 2011.  In the past, these distributions were made soon after we filed our Form 10-Qs and Form 10-Ks. Currently, they own 6.45 million shares of our stock representing about 22.07% of total shares outstanding. Yorktown’s last distribution was in August 2016.

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

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. MINE SAFETY DISCLOSURE

As a testament to our commitment to mine safety, in October 2016, our mine rescue team competed in and won the 2016 Nationwide Mine Rescue Skills Championship contest in Madisonville, Kentucky.  Thirteen teams from five different states competed in the competition. The Nationwide Skills Championship is divided into seven skills competitions and a written test.  Refer to www.halladorenergy.com for a link to more information regarding this prestigious award.

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

HALLADOR ENERGY COMPANY

Date: November 4, 2016	/s/ Lawrence D. Martin
Lawrence D. Martin, CFO and CAO

