Form 10-Q
period 2017-03-31
HALLADOR ENERGY CO
filed 2017-05-08
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Issuer's telephone number: 303.839.5504

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 8, 2017, we had 29,498,506 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hallador Energy Company

Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$13,762	$9,788
Restricted cash (Note 5)	3,084	2,817
Certificates of deposit	5,380	7,315
Marketable securities	1,779	1,763
Accounts receivable	16,008	22,307
Coal inventory	19,890	10,100
Parts and supply inventory	10,295	10,091
Purchased coal contracts	6,845	8,922
Prepaid expenses	12,980	9,647
Total current assets	90,023	82,750
Coal properties, at cost:
Land and mineral rights	126,313	126,303
Buildings and equipment	339,396	339,999
Mine development	128,814	126,037
Total coal properties, at cost	594,523	592,339
Less - accumulated DD&A	(178,123)	(169,579)
Total coal properties, net	416,400	422,760
Investment in Savoy (Note 3)	7,789	7,577
Investment in Sunrise Energy (Note 3)	4,141	4,122
Other assets (Note 4)	14,298	14,114
Total assets	$532,651	$531,323
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net	$30,984	$28,796
Accounts payable and accrued liabilities	19,201	19,773
Total current liabilities	50,185	48,569
Long-term liabilities:
Bank debt, net	196,651	204,944
Deferred income taxes	45,806	45,174
Asset retirement obligations (ARO)	13,429	13,260
Other	2,655	2,486
Total long-term liabilities	258,541	265,864
Total liabilities	308,726	314,433
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 100,000 shares authorized; 29,413 and 29,413 shares outstanding, respectively	294	294
Additional paid-in capital	94,597	93,816
Retained earnings	128,260	122,052
Accumulated other comprehensive income	774	728
Total stockholders’ equity	223,925	216,890
Total liabilities and stockholders’ equity	$532,651	$531,323

See accompanying notes.

Hallador Energy Company

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31,

(in thousands, except per share data)

(Unaudited)

	2017	2016
Revenue:
Coal sales	$62,555	$75,795
Equity income (loss) - Savoy	212	(325)
Equity income (loss) - Sunrise Energy	19	(75)
Other income	767	490
Total revenue	63,553	75,885
Costs and expenses:
Operating costs and expenses	39,692	49,777
DD&A	9,703	9,182
ARO accretion	207	249
Coal exploration costs	139	419
SG&A	2,658	2,762
Interest (1)	3,091	5,596
Total costs and expenses	55,490	67,985

Income before income taxes	8,063	7,900

Less income taxes:
Current	17	768
Deferred	632	970
Total income taxes	649	1,738

Net income	$7,414	$6,162

Net income per share (Note 6):
Basic and diluted	$0.25	$0.21

Weighted average shares outstanding:
Basic and diluted	29,413	29,251

(1)	Interest expense for 2017 and 2016 includes $(420) and $1,499, respectively, for the net change in the estimated fair value of our interest rate swaps.

(2)	There is no material difference between net income and comprehensive income.

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(in thousands)

(Unaudited)

	2017	2016
Operating activities:
Cash provided by operating activities	$12,576	$19,113

Investing activities:
Capital expenditures	(3,093)	(6,053)
Proceeds from sale of equipment	325	-
Proceeds from maturities of certificates of deposit	1,935	-
Purchase of Freelandville assets	-	(18,000)
Other	-	(589)
Cash used in investing activities	(833)	(24,642)

Financing activities:
Payments on bank debt	(6,563)	(8,366)
Bank borrowings	-	15,000
Debt issuance costs	-	(2,090)
Dividends	(1,206)	(1,194)
Cash provided by (used in) financing activities	(7,769)	3,350

Increase (decrease) in cash and cash equivalents	3,974	(2,179)
Cash and cash equivalents, beginning of period	9,788	15,930
Cash and cash equivalents, end of period	$13,762	$13,751

See accompanying notes.

Hallador Energy Company

Consolidated Statement of Stockholders’ Equity

(in thousands)

(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI*	Total
Balance, January 1, 2017	29,413	$294	$93,816	$122,052	$728	$216,890

Stock-based compensation	-	-	781	-	-	781

Dividends	-	-	-	(1,206)	-	(1,206)

Net income	-	-	-	7,414	-	7,414

Other	-	-	-	-	46	46

Balance, March 31, 2017	29,413	$294	$94,597	$128,260	$774	$223,925

*Accumulated Other Comprehensive Income

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The results of operations and cash flows for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2017. To maintain consistency and comparability, certain 2016 amounts have been reclassified to conform to the 2017 presentation.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our consolidated financial statements filed as part of our 2016 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

The consolidated financial statements include the accounts of Hallador Energy Company (the Company) and its wholly-owned subsidiary Sunrise Coal, LLC (Sunrise) and Sunrise’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We are engaged in the production of steam coal from mines located in western Indiana.

New Accounting Standards Issued and Adopted

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11").  ASU 2015-11 simplifies the subsequent measurement of inventory.  It replaces the current lower of cost or market test with the lower of cost or net realizable value test.  Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new standard will be applied prospectively and is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted.  The adoption of ASU 2015-11 did not have a material impact on our consolidated financial statements.

New Accounting Standards Issued and Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company’s primary source of revenue is from the sale of coal through both short-term and long-term contracts with utility companies whereby revenue is currently recognized when risk of loss has passed to the customer. Upon adoption of this new standard, the Company believes that the timing of revenue recognition related to our coal sales will remain consistent with our current practice. The Company is currently evaluating other revenue streams to determine the potential impact related to the adoption of the standard, as well as potential disclosures required by the standard. Because we do not anticipate a change in our pattern of revenue recognition, we anticipate that neither method will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02").  ASU 2016-02 increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements.  The new guidance will classify leases as either finance or operating (similar to current standard’s “capital” or “operating” classification), with classification affecting the pattern of income recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  We are currently in the process of accumulating all contractual lease arrangements in order to determine the impact on our financial statements and do not believe we have significant amounts of off-balance sheet leases; accordingly, we do not expect the adoption of ASU 2016-02 to have a material impact on our consolidated financial statements.

(2)	Bank Debt

On March 18, 2016, we executed an amendment to our credit agreement with PNC, as administrative agent for our lenders, for the primary purpose of increasing liquidity and maintaining compliance through the maturity of the agreement in August 2019.  The revolver was reduced from $250 million to $200 million, and the term loan remains the same. Our debt at March 31, 2017, was $232 million (term-$95 million, revolver-$137 million).

Bank fees and other costs incurred in connection with the initial facility and the amendment were $9.1 million, which were deferred and are being amortized over five years. The credit facility is collateralized by substantially all of Sunrise’s assets, and we are the guarantor.

The amended credit facility increased the maximum leverage ratio (Sunrise total funded debt/ trailing 12 months adjusted EBITDA) to those listed below:

Fiscal Periods Ended/Ending	Ratio
March 31, 2017	4.50X
June 30, 2017 through March 31, 2018	4.25X
June 30, 2018 and September 30, 2018	4.00X
December 31, 2018	3.75X
March 31, 2019 and June 30, 2019	3.50X

The amended credit facility also requires a debt service coverage ratio minimum of 1.25X through the maturity of the credit facility. The amendment defines the debt service coverage as Sunrise trailing 12 months adjusted EBITDA/annual debt service. As of March 31, 2017, we had additional borrowing capacity of $63 million and total liquidity of $84 million.

At March 31, 2017, our maximum leverage ratio was 2.83, and our debt service coverage ratio was 2.15. Therefore, we were in compliance with those two ratios.

The interest rate on the facility ranges from LIBOR plus 2.25% to LIBOR plus 4%, depending on our leverage ratio. We entered into swap agreements to fix the LIBOR component of the interest rate to achieve an effective fixed rate of ~5% on the original term loan balance and on $100 million of the revolver. The revolver swap steps down 10% each quarter commencing March 31, 2016.

At March 31, 2017, we were paying LIBOR at .79% plus 3.50% for a total interest rate of 4.29%.

Bank debt less debt issuance costs are presented below (in thousands):

	March 31,	December 31,
	2017	2016
Current debt	$32,813	$30,625
Less debt issuance costs	(1,829)	(1,829)
Net current portion	$30,984	$28,796

Long-term debt	$199,242	$207,992
Less debt issuance costs	(2,591)	(3,048)
Net long-term portion	$196,651	$204,944

(3)	Equity Method Investments

We own a 30.6% interest in Savoy Energy, L.P., a private company engaged in the oil and gas business primarily in the State of Michigan.

We also own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for oil, gas and coal-bed methane gas reserves on or near our underground coal reserves.

(4)	Other Long-Term Assets (in thousands)

	March 31,	December 31,
	2017	2016
Long-term assets:
Advanced coal royalties	$9,462	$9,296
Marketable equity securities available for sale, at fair value (restricted)*	2,093	2,036
Other	2,743	2,782
Total long-term assets	$14,298	$14,114

*Held by Sunrise Indemnity, Inc., our wholly owned captive insurance company.

(5)	Self-Insurance

We self-insure our underground mining equipment. Such equipment is allocated among ten mining units spread out over 18 miles. The historical cost of such equipment is approximately $247 million.

Restricted cash of $3.1 million represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(6)	Net Income per Share

We compute net income per share using the two-class method, which is an allocation formula that determines net income per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table sets forth the computation of net income per share for three months ended March 31 (in thousands):

	2017	2016
Numerator:
Net income	$7,414	$6,162
Less earnings allocated to RSUs	(179)	(125)
Net income allocated to common shareholders	$7,235	$6,037

(7)	Asset Impairment Review

In December 2016, the deterioration of the North End of the Carlisle Mine (the North End), coupled with lower coal prices led us to determine that the North End could no longer be mined safely and profitably. The sealing of the North End was completed in March 2017.

With the Carlisle Mine remaining in hot idle status, we conducted a review of the Carlisle Mine assets as of March 31, 2017, based on estimated future net cash flows, and determined that no impairment was necessary.

The Carlisle Mine assets had an aggregate carrying value of $115 million at March 31, 2017.   If in future periods, we reduce our estimate of the future net cash flows attributable to the Carlisle Mine, it may result in future impairment of such assets and such charges could be significant.  None of our other assets are considered impaired.

(8)	Income Taxes

Our effective tax rate (ETR) for 2017 was estimated at 8% and 22% as of March 31, 2017 and 2016, respectively. Assuming no changes in our expected results of operations, we expect our ETR for the remainder of 2017 to be about the same as the first quarter of 2017. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

Denver, Colorado

We have reviewed the accompanying consolidated balance sheet of Hallador Energy Company and subsidiaries (the “Company”) as of March 31, 2017, the related consolidated statements of comprehensive income for the three-month periods ended March 31, 2017 and 2016, the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2017 and 2016, and the consolidated statement of stockholders’ equity for the three-month period ended March 31, 2017.  These financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information referred to above for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2016, and the related consolidated statements of comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated March 10, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ EKS&H LLLP

May 8, 2017

Denver, Colorado

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion updates the MD&A section of our 2016 Form 10-K and should be read in conjunction therewith.

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

							Estimated
	Minimum Tons To Be Sold			Maximum Tons To Be Sold			Prices @
	Priced	Unpriced	Total	Priced	Unpriced	Total	Minimum
Year	Tons	Tons	Tons	Tons	Tons	Tons	Tons
2017 (last nine months)	4,540	-	4,540	4,910	-	4,910	$41.22
2018	2,094	810	2,904	2,991	1,210	4,201	44.26
2019	1,689	1,620	3,309	2,131	2,420	4,551	44.99
2020	1,000	2,009	3,009	1,000	3,001	4,001	48.36
2021	-	2,009	2,009	-	3,001	3,001
2022	-	2,009	2,009	-	3,001	3,001
2023	-	1,620	1,620	-	2,420	2,420
2024	-	810	810	-	1,210	1,210
	9,323	10,887	20,210	11,032	16,263	27,295

Unpriced tons are firm commitments, meaning we are required to ship and our customer is required to receive said tons through the duration of the contract. The contracts provide mechanisms for establishing a market-based price. As set forth in the table above, we have 11-16 million tons committed but unpriced through 2024.  We currently have a minimum of 6.1 million tons contracted for 2017, of which 1.6 million were sold during Q1; we project total contracted tons for 2017 to range from 6.3 to 6.6 million.

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

Asset Impairment Review

See Note 7 to our financial statements.

Liquidity and Capital Resources

As set forth in our Statement of Cash Flows, cash provided by operations was $13 million. This amount was adequate to fund our capital expenditures for coal properties, our debt service requirements and our dividend. Our capex budget for the next nine months is $27 million, of which $16 million is for maintenance capex. Cash provided by operations for the next nine months should fund our maintenance capital expenditures, debt service, and dividend.

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. Our surety bonds covering reclamation total $24 million in the event we are not able to perform.

Capital Expenditures (capex)

For the first three months, capex for 2017 was $3.1 million allocated as follows (in millions):

Oaktown – investment	$2.2
Oaktown – maintenance capex	.6
Other projects	.3
Capex per the Cash Flow Statement	$3.1

Results of Operations

Oaktown’s cash costs for Q1 2017 were $23.22/ton. We see Oaktown’s costs ranging from $26 to $28 for the remainder of 2017. We expect SG&A for the remainder of 2017 to be $8 million and cash costs associated with Prosperity and Carlisle for the remainder of 2017 to be $5.5 million.

Quarterly coal sales and cost data (in thousands, except per ton and percentage data):

	2nd 2016	3rd 2016	4th 2016	1st 2017	T4Qs
Tons sold	1,464	1,485	1,739	1,555	6,243
Coal sales	$66,274	$65,360	$71,495	$62,555	$265,684
Average price/ton	$45.27	$44.01	$41.11	$40.23	$42.56
Wash plant recovery in %	63%	68%	67%	67%
Operating costs	$45,397	$46,940	$50,663	$39,692	$182,692
Average cost/ton	$31.01	$31.61	$29.13	$25.53	$29.26
Margin	$20,877	$18,420	$20,832	$22,863	$82,992
Margin/ton	$14.26	$12.40	$11.98	$14.70	$13.29
Capex	$1,822	$3,935	$8,022	$3,093	$16,872
Maintenance capex	$904	$1,709	$5,301	$836	$8,750
Maintenance capex/ton	$.62	$1.15	$3.05	$.54	$1.40

	2nd 2015	3rd 2015	4th 2015	1st 2016	T4Qs
Tons sold	2,078	1,791	1,432	1,629	6,930
Coal sales	$95,323	$81,332	$65,762	$75,795	$318,212
Average price/ton	$45.87	$45.41	$45.92	$46.53	$45.92
Wash plant recovery in %	69%	69%	64%	65%
Operating costs	$68,280	$56,995	$46,470	$49,777	$221,522
Average cost/ton	$32.86	$31.82	$32.45	$30.56	$31.97
Margin	$27,043	$24,337	$19,292	$26,018	$96,690
Margin/ton	$13.01	$13.59	$13.47	$15.97	$13.95
Capex	$14,789	$4,070	$4,058	$6,053	$28,970
Maintenance capex	$13,323	$1,816	$1,047	$2,984	$19,170
Maintenance capex/ton	$6.41	$1.01	$0.73	$1.83	$2.77

2017 v. 2016

For 2017, we sold 1,555,000 tons at an average price of $40.23/ton. For 2016, we sold 1,629,000 tons at an average price of $46.53/ton.

Operating costs and expenses averaged $25.53/ton ($23.22/ton at our operating Oaktown mines) in 2017 compared to $30.56 ($27.87 at Oaktown) in 2016.  This ~$5 reduction in cost was due to two primary factors.  First, we made a conscious effort to produce more tons in the first six weeks of the quarter, in anticipation of stronger market demand. Secondly, we added new haulage equipment to some of the units at the Oaktown mines; those units are seeing production increases of ~30%.  Both of these factors combined, led to a 25% increase in production over our 2016 average production.  Late in Q3, we anticipate the arrival of additional haulage equipment and the implementation of a new elevator at Oaktown 1. Both investments will contribute to maintaining our low-cost structure.

Our Sunrise Coal employees totaled 733 at March 31, 2017 compared to 721 at March 31, 2016.

Earnings (loss) per Share

	2nd 2016	3rd 2016	4th 2016	1st 2017
Basic and diluted	$.19	$.14	$(.13)	$.25

	2nd 2015	3rd 2015	4th 2015	1st 2016
Basic and diluted	$.23	$.17	$.02	$.21

Income Taxes

Our effective tax rate (ETR) was estimated at 8% and 22% as of March 31, 2017 and 2016, respectively. Assuming no changes in our expected results of operations, we expect our ETR for the remainder of 2017 to be about the same as the first quarter of 2017. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference.

MSHA Reimbursements

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies.  We do not recognize any revenue until our customers have notified us that they accept the charges.

We submitted our incurred costs for 2012 in June 2015 and received $1.75 million from one of our customers in June 2016. We will receive an additional payment of $1.25 million in Q2 2017. As stated above we do not record such reimbursements as revenue until they have been agreed to by our customers.

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

New Accounting Pronouncements

See “Item 1. Financial Statements - Note 1. General Business” for a discussion of new accounting standards.

Yorktown Distributions

Yorktown Energy Partners and its affiliated partnerships (Yorktown) own approximately 18.5% of our total shares outstanding as of March 31, 2017. Yorktown has made 14 distributions to their numerous partners since May 2011. Yorktown last distributed shares in November 2016.

If we are advised of another Yorktown distribution, we will timely report such on a Form 8-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material change from the disclosure in our 2016 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls

We maintain a system of disclosure controls and procedures that are designed for the purpose of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our CEO and CFO as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective for the purposes discussed above.

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. MINE SAFETY DISCLOSURES

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

HALLADOR ENERGY COMPANY

Date: May 8, 2017	/s/ Lawrence D. Martin
Lawrence D. Martin, CFO and CAO