Form 10-Q
period 2017-06-30
HALLADOR ENERGY CO
filed 2017-08-08
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-3473

“COAL KEEPS YOUR LIGHTS ON”	“COAL KEEPS YOUR LIGHTS ON”

Colorado (State of incorporation)	84-1014610 (IRS Employer Identification No.)

1660 Lincoln Street, Suite 2700, Denver, Colorado (Address of principal executive offices)	80264-2701 (Zip Code)

Registrant’s telephone number: 303.839.5504

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 7, 2017, we had 29,763,449 shares outstanding.

1

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hallador Energy Company

Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$10,079	$9,788
Restricted cash (Note 5)	3,320	2,817
Certificates of deposit	3,436	7,315
Marketable securities	1,852	1,763
Accounts receivable	17,105	22,307
Coal inventory	22,788	10,100
Parts and supply inventory	10,441	10,091
Purchased coal contracts	4,480	8,922
Prepaid expenses	11,170	9,647
Total current assets	84,671	82,750
Coal properties, at cost:
Land and mineral rights	126,682	126,303
Buildings and equipment	346,052	339,999
Mine development	131,944	126,037
Total coal properties, at cost	604,678	592,339
Less - accumulated DD&A	(187,159)	(169,579)
Total coal properties, net	417,519	422,760
Investment in Savoy (Note 3)	7,833	7,577
Investment in Sunrise Energy (Note 3)	4,124	4,122
Other assets (Note 4)	13,772	14,114
Total assets	$527,919	$531,323
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net	$33,171	$28,796
Accounts payable and accrued liabilities	19,904	19,773
Total current liabilities	53,075	48,569
Long-term liabilities:
Bank debt, net	188,359	204,944
Deferred income taxes	44,783	45,174
Asset retirement obligations (ARO)	13,480	13,260
Other	2,808	2,486
Total long-term liabilities	249,430	265,864
Total liabilities	302,505	314,433
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 100,000 shares authorized; 29,763 and 29,413 shares outstanding, respectively	297	294
Additional paid-in capital	96,915	93,816
Retained earnings	127,446	122,052
Accumulated other comprehensive income	756	728
Total stockholders’ equity	225,414	216,890
Total liabilities and stockholders’ equity	$527,919	$531,323

See accompanying notes

Hallador Energy Company

Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

(unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Coal sales	$125,384	$142,069	$62,829	$66,274
Equity income (loss) - Savoy	256	(68)	44	257
Equity income (loss) - Sunrise Energy	2	(158)	(17)	(83)
MSHA reimbursement	1,636	1,753	1,250	1,753
Other income	587	853	206	363
Total revenue	127,865	144,449	64,312	68,564
Costs and expenses:
Operating costs and expenses	83,771	95,174	44,079	45,397
DD&A	18,804	18,238	9,101	9,056
ARO accretion	421	504	214	249
Coal exploration costs	414	814	275	395
SG&A	9,236	5,491	6,578	2,729
Interest (1)	6,433	10,093	3,342	4,503
Total costs and expenses	119,079	130,314	63,589	62,329

Income before income taxes	8,786	14,135	723	6,235

Less income taxes:
Current	1,374	-	1,357	(768)
Deferred	(391)	2,120	(1,023)	1,150
Total income taxes	983	2,120	334	382

Net income (2)	$7,803	$12,015	$389	$5,853

Net income per share (Note 6):
Basic and diluted	$0.25	$0.40	$0.01	$0.19

Weighted average shares outstanding:
Basic and diluted	29,458	29,251	29,503	29,251

(1)  Interest expense for the first six months of 2017 and 2016 includes $(440) and $1,748, respectively, for the net change in the estimated fair value of our interest rate swaps.  Such amounts were $(20) and $249 for Q2 2017 and 2016, respectively.

(2)  There is no material difference between net income and comprehensive income.

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Cash provided by operating activities	$23,458	$30,389

Investing activities:
Capital expenditures (1)	(11,855)	(7,875)
Proceeds from sale of equipment	343	-
Proceeds from maturities of certificates of deposit	3,879	-
Purchase of Freelandville assets	-	(18,000)
Other	-	186
Cash used in investing activities	(7,633)	(25,689)

Financing activities:
Payments on bank debt	(13,125)	(14,929)
Bank borrowings	-	15,000
Debt issuance costs		(2,090)
Dividends	(2,409)	(2,394)
Cash used in financing activities	(15,534)	(4,413)

Increase in cash and cash equivalents	291	287
Cash and cash equivalents, beginning of period	9,788	15,930
Cash and cash equivalents, end of period	$10,079	$16,217

(1) We acquired $1.5 million in capital equipment in Q2 2017 that was prepaid in a prior period.

See accompanying notes.

Hallador Energy Company

Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI*	Total
Balance January 1, 2017	29,413	$294	$93,816	$122,052	$728	$216,890

Stock-based compensation	-	-	5,391	-	-	5,391

Stock issued on vesting of RSUs	644	3	-	-	-	3

Taxes paid on vesting of RSUs	(294)	-	(2,292)	-	-	(2,292)

Dividends	-	-	-	(2,409)	-	(2,409)

Net income	-	-	-	7,803	-	7,803

Other	-	-	-	-	28	28

Balance, June 30, 2017	29,763	$297	$96,915	$127,446	$756	$225,414

*Accumulated Other Comprehensive Income

See accompanying notes.

Hallador Energy Company

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

The results of operations and cash flows for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2017. To maintain consistency and comparability, certain 2016 amounts have been reclassified to conform to the 2017 presentation.

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

New Accounting Standards Issued and Adopted

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11").  ASU 2015-11 simplifies the subsequent measurement of inventory.  It replaces the current lower of cost or market test with the lower of cost or net realizable value test.  Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new standard was applied prospectively and is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted.  The adoption of ASU 2015-11 did not have a material impact on our consolidated financial statements.

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

On March 18, 2016, we executed an amendment to our credit agreement with PNC, as administrative agent for our lenders, for the primary purpose of increasing liquidity and maintaining compliance through the maturity of the agreement in August 2019.  The revolver was reduced from $250 million to $200 million, and the term loan remains the same. Our debt at June 30, 2017, was $225 million (term-$88 million, revolver-$137 million). As of June 30, 2017, we had additional borrowing capacity of $63 million and total liquidity of $79 million.

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

The amended credit facility increased the maximum leverage ratio (Sunrise total funded debt/ trailing 12 months adjusted EBITDA) to those listed below:

Fiscal Periods Ending	Ratio
June 30, 2017 through March 31, 2018	4.25	X
June 30, 2018 and September 30, 2018	4.00	X
December 31, 2018	3.75	X
March 31, 2019 and June 30, 2019	3.50	X

The amended credit facility also requires a debt service coverage ratio minimum of 1.25X through the maturity of the credit facility. The amendment defines the debt service coverage as Sunrise’s trailing 12 months adjusted EBITDA/annual debt service.

At June 30, 2017, our maximum leverage ratio was 2.76, and our debt service coverage ratio was 2.15. Therefore, we were in compliance with those two ratios.

The interest rate on the facility ranges from LIBOR plus 2.25% to LIBOR plus 4%, depending on our leverage ratio. We entered into swap agreements to fix the LIBOR component of the interest rate to achieve an effective fixed rate of ~5% on the original term loan balance and on $100 million of the revolver. The revolver swap steps down 10% each quarter which commenced on March 31, 2016.

At June 30, 2017, we were paying LIBOR at 1.04% plus 3.50% for a total interest rate of 4.54%.

Bank debt less debt issuance costs are presented below (in thousands):

	June 30,	December 31,
	2017	2016
Current debt	$35,000	$30,625
Less debt issuance cost	(1,829)	(1,829)
Net current portion	$33,171	$28,796

Long-term debt	$190,492	$207,992
Less debt issuance cost	(2,133)	(3,048)
Net long-term portion	$188,359	$204,944
8

(3)	Equity Method Investments

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

(4)	Other Assets (in thousands)

	June 30,	December 31,
	2017	2016
Other assets:
Advanced coal royalties	$9,228	$9,296
Marketable equity securities available for sale, at fair value (restricted)*	1,968	2,036
Other	2,576	2,782
Total other assets	$13,772	$14,114

*Held by Sunrise Indemnity, Inc., our wholly owned captive insurance company.

(5)	Self-Insurance

We self-insure our underground mining equipment. Such equipment is allocated among ten mining units spread out over 18 miles. The historical cost of such equipment is approximately $253 million.

Restricted cash of $3.3 million represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(6)	Net Income per Share

We compute net income per share using the two-class method, which is an allocation formula that determines net income per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table sets forth the computation of net income per share allocated to common shareholders for the six and three months ended June 30 (in thousands):

	Six Months Ended		Three Months Ended
	2017	2016	2017	2016
Numerator:
Net income	$7,803	$12,015	$389	$5,853
Less earnings allocated to RSUs	(304)	(315)	(16)	(157)
Net income allocated to common shareholders	$7,499	$11,700	$373	$5,696

(7)	Asset Impairment Review

In December 2016, the deterioration of the North End of the Carlisle Mine (the North End), coupled with lower coal prices led us to determine that the North End could no longer be mined safely and profitably. The sealing of the North End was completed in March 2017.

With the Carlisle Mine remaining in hot idle status, we conducted a review of the Carlisle Mine assets as of June 30, 2017, based on estimated future net cash flows, and determined that no impairment was necessary.

The Carlisle Mine assets had an aggregate net carrying value of $113 million at June 30, 2017.  If in future periods, we reduce our estimate of the future net cash flows attributable to the Carlisle Mine, it may result in future impairment of such assets and such charges could be significant.  None of our other assets are considered impaired.

(8)	Income Taxes

Our effective tax rate (ETR) for 2017 was estimated at 11% and 15% for the six months ended June 30, 2017 and 2016, respectively. Assuming no changes in our expected results of operations, we expect our ETR for the remainder of 2017 to be about the same as the first six months of 2017. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference.

(9)	Restricted Stock Units (RSUs)

Non-vested grants at December 31, 2016	733,000
Vested - April 1, 2017 –share price on vesting date was $8.54	(149,500)
Granted – May 16, 2017 – share price on grant date was $7.74	495,000
Vested – May 16, 2017 –share price on vesting date was $7.74	(495,000)
Granted - June 1, 2017 - share price on grant date was $7.49	70,000
Granted- June 6, 2017 – share price on grant date was $8.23	645,000
Forfeited	(6,500)
Non-vested grants at June 30, 2017(1)	1,292,000

(1)	Following is the vesting schedule of RSUs.

Vesting Year	RSUs Vesting
2017	346,000
2018	178,250
2019	375,250
2020	231,250
2021	161,250
1,292,000

On May 25, 2017, the Hallador Energy Company 2008 Restricted Stock Unit Plan (the Plan) was amended and restated to extend the term of the Plan to May 25, 2027 and add 1,000,000 shares to the Plan.

At June 30, 2017, we had 1,236,866 RSUs available for future issuance.

On the vesting dates above, the shares that vested had a value of $5.1 million for the six months ended June 30, 2017. Under our RSU plan, participants are allowed to relinquish shares to pay for their required statutory income taxes.

For the six months ended June 30, 2017 and 2016, our stock based compensation was $5.4 million and $1.2 million, respectively. For the three months ended June 30, 2017 and 2016, our stock based compensation was $4.6 million and $.6 million, respectively.

The outstanding RSUs have a value of $8.55 million based on the August 7, 2017 closing stock price of $6.62.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

Denver, Colorado

We have reviewed the accompanying consolidated balance sheet of Hallador Energy Company and subsidiaries (the “Company”) as of June 30, 2017, the related consolidated statements of comprehensive income for the six and three-month periods ended June 30, 2017 and 2016, the consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016, and the consolidated statement of stockholders’ equity for the six-month period ended June 30, 2017.  These financial statements are the responsibility of the Company’s management.

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

August 8, 2017

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

							Estimated
	Minimum Tons To Be Sold			Maximum Tons To Be Sold			Prices @
	Priced	Unpriced	Total	Priced	Unpriced	Total	Minimum
	Tons	Tons	Tons	Tons	Tons	Tons	Tons
2017 (last six months)	3,093	-	3,093	3,218	-	3,218	$41.38
2018	2,904	-	2,904	3,405	-	3,405	43.04
2019	2,499	810	3,309	3,341	1,210	4,551	43.72
2020	1,810	1,199	3,009	2,210	1,791	4,001	45.57
2021	-	2,009	2,009	-	3,001	3,001
2022	-	2,009	2,009	-	3,001	3,001
2023	-	1,620	1,620	-	2,420	2,420
2024	-	810	810	-	1,210	1,210
	10,306	8,457	18,763	12,174	12,633	24,807

Unpriced tons are firm commitments, meaning we are required to ship and our customer is required to receive said tons through the duration of the contract. The contracts provide mechanisms for establishing a market-based price. As set forth in the table above, we have 8-13 million tons committed but unpriced through 2024.  We currently have a minimum of 6.2 million tons contracted for 2017, of which 3.1 million were sold during the first six months of 2017; we project total contracted tons for 2017 to range from 6.3 to 6.6 million.

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

Asset Impairment Review

See Note 7 to our financial statements.

Liquidity and Capital Resources

As set forth in our Statement of Cash Flows, cash provided by operations was $23 million in 2017 and $30 million in 2016. The decrease is primarily the result of our increase in coal inventory, which we anticipate normalizing in the second half of the year. Our capex budget for the next six months is $21 million, of which $11 million is for maintenance capex. Cash provided by operations for the next six months should fund our maintenance capital expenditures, debt service, and dividend.

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. Our surety bonds covering reclamation total $25 million in the event we are not able to perform.

Capital Expenditures (capex)

For the first six months, capex for 2017 was $13.4 million, including $1.5 million of non-cash acquisitions, allocated as follows (in millions):

Oaktown – investment	$5.9
Oaktown – maintenance capex	7.2
Other projects	0.3
Capex per the Cash Flow Statement	$13.4

Results of Operations

Oaktown’s cash costs were $24.73/ton and $26.30/ton for the six months and three months ended June 30, 2017, respectively. We see Oaktown’s costs ranging from $26 to $28 for the remainder of 2017. We expect SG&A for the remainder of 2017 to be $5 million and cash costs associated with Prosperity and Carlisle for the remainder of 2017 to be $3.5 million.

Quarterly coal sales and cost data (in thousands, except per ton and percentage data):

	3rd 2016	4th 2016	1st 2017	2nd 2017	T4Qs
Tons sold	1,485	1,739	1,555	1,548	6,327
Coal sales	$65,360	$71,495	$62,555	$62,829	$262,239
Average price/ton	$44.01	$41.11	$40.23	$40.59	$41.45
Wash plant recovery in %	68%	67%	67%	61%
Operating costs	$46,940	$50,663	$39,692	$44,079	$181,374
Average cost/ton	$31.61	$29.13	$25.53	$28.47	$28.67
Margin	$18,420	$20,832	$22,863	$18,750	$80,865
Margin/ton	$12.40	$11.98	$14.70	$12.11	$12.78
Capex	$3,935	$8,022	$3,093	$10,260	$25,310
Maintenance capex	$1,709	$5,301	$836	$6,581	$14,427
Maintenance capex/ton	$1.15	$3.05	$.54	$4.25	$2.28

	3rd 2015	4th 2015	1st 2016	2nd 2016	T4Qs
Tons sold	1,791	1,432	1,629	1,464	6,316
Coal sales	$81,332	$65,762	$75,795	$66,274	$289,163
Average price/ton	$45.41	$45.92	$46.53	$45.27	$45.78
Wash plant recovery in %	69%	64%	65%	63%
Operating costs	$56,995	$46,470	$49,777	$45,397	$198,639
Average cost/ton	$31.82	$32.45	$30.56	$31.01	$31.45
Margin	$24,337	$19,292	$26,018	$20,877	$90,524
Margin/ton	$13.59	$13.47	$15.97	$14.26	$14.33
Capex	$4,070	$4,058	$6,053	$1,822	$16,003
Maintenance capex	$1,816	$1,047	$2,984	$904	$6,751
Maintenance capex/ton	$1.01	$0.73	$1.83	$.62	$1.07

The increase in maintenance capex/ton for 2Q 2017 is the result of our maintenance program normalizing costs back to our traditional $3-$4 per ton range.

2017 v. 2016 (first six months)

For 2017, we sold 3,103,000 tons at an average price of $40.41/ton. For 2016, we sold 3,093,000 tons at an average price of $45.93/ton. The decrease in average price per ton is the result of our contract mix, expiration of contracts, and acquisition of other contracts.

Operating costs and expenses averaged $27.00/ton ($24.73/ton at our operating Oaktown mines) in 2017 and $30.77/ton ($28.07 at Oaktown) in 2016. This ~$2-3 reduction in cost was due to two primary factors.  First, we made a conscious effort to produce more tons in the first six weeks of the first quarter, in anticipation of stronger market demand. Secondly, we added new haulage equipment to some of the units at the Oaktown mines; those units are seeing production increases of ~30%.  Both of these factors combined, led to a 20% increase in production over our 2016 average production.  Late in Q3, we anticipate the arrival of additional haulage equipment and the implementation of a new elevator at Oaktown 1. Both investments will contribute to maintaining our low-cost structure.

SG&A expenses are $3.7 million higher in 2017 than in 2016 due primarily to a stock bonus of $3.8 million awarded to three executives as reported in our 8-K filed May 17, 2017.

Our Sunrise Coal employees totaled 717 at June 30, 2017 compared to 710 at June 30, 2016.

2017 v. 2016 (second quarter)

For 2017, we sold 1,548,000 tons at an average price of $40.59/ton. For 2016, we sold 1,464,000 tons at an average price of $45.27/ton. The decrease in average price per ton is the result of our contract mix, expiration of contracts, and acquisition of other contracts.

Operating costs and expenses averaged $28.47/ton ($26.30/ton at our operating Oaktown mines) in 2017 and $31.01/ton ($28.29 at Oaktown) in 2016.

SG&A expenses are $3.8 million higher in 2017 than in 2016 due primarily to a stock bonus of $3.8 million awarded to three executives as reported in our 8-K filed May 17, 2017.

Earnings (loss) per Share

	3rd 2016	4th 2016	1st 2017	2nd 2017
Basic and diluted	$.14	$(.13)	$.25	$.01

	3rd 2015	4th 2015	1st 2016	2nd 2016
Basic and diluted	$.17	$.02	$.21	$.19

Income Taxes

Our effective tax rate (ETR) for 2017 was estimated at 11% and 15% for the six months ended June 30, 2017 and 2016, respectively. Assuming no changes in our expected results of operations, we expect our ETR for the remainder of 2017 to be about the same as the first six months. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference.

MSHA Reimbursements

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies.  We do not recognize any revenue until our customers have notified us that they accept the charges.

We submitted our incurred costs for 2012 in June 2015 and received $1.75 million from one of our customers in June 2016. We received an additional payment of $1.25 million in Q2 2017 for 2012 costs. As stated above we do not record such reimbursements as revenue until they have been agreed to by our customers.

Incurred costs for 2013 – 2016 will be submitted in 2017. 2013 costs are expected to be between $2 million and $2.7 million. Such reimbursable costs for 2014 through 2016 are not expected to be material.

Restricted Stock Grants

On May 16, 2017, the Board authorized the grant and immediate vesting of 495,000 RSUs to our executives as reported in our 8-K filed May 17, 2017. On May 16, 2017, the grant and vesting date of those RSUs, the shares were valued at $7.74 per share based upon the closing price on that date.

Under our RSU plan, the participants are allowed to relinquish shares to pay for their required statutory income taxes. Of the 495,000 RSUs granted, 230,057 shares were relinquished back to the Company as consideration for the income taxes due.

As part of our executive Four-Year Compensation Plan, on June 6, 2017, the Board authorized the grant of 645,000 RSUs to our executives as reported in our 8-K filed June 9, 2017. The shares were valued at $5.3 million based upon $8.23 per share, the closing stock price on the date of grant. These RSUs vest over four years, with the first vesting date on December 16, 2018.

For the six months ended June 30, 2017 and 2016, our stock based compensation was $5.4 million and $1.2 million, respectively. For the three months ended June 30, 2017 and 2016, our stock based compensation was $4.6 million and $.6 million, respectively.

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

New Accounting Pronouncements

See “Item 1. Financial Statements - Note 1. General Business” for a discussion of new accounting standards.

Yorktown Distributions

Yorktown Energy Partners and its affiliated partnerships (Yorktown) own approximately 18.3% of our total shares outstanding as of June 30, 2017. Yorktown has made 14 distributions to their numerous partners since May 2011. Yorktown last distributed shares in November 2016.

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

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.	MINE SAFETY DISCLOSURES

See Exhibit 95 to this Form 10-Q for a listing of our mine safety violations.

ITEM 6.	EXHIBITS

10	Retention Plan
15	Letter Regarding Unaudited Interim Financial Information
31	SOX 302 Certifications
32	SOX 906 Certification
95	Mine Safety Report
101	Interactive Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: August 8, 2017	/s/ Lawrence D. Martin
Lawrence D. Martin, CFO and CAO

