Form 10-Q
period 2017-09-30
HALLADOR ENERGY CO
filed 2017-11-07
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

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

As of November 3, 2017, we had 29,809,898 shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hallador Energy Company
Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$9,407	$9,788
Restricted cash (Note 5)	3,428	2,817
Certificates of deposit	2,735	7,315
Marketable securities	1,924	1,763
Accounts receivable	16,776	22,307
Prepaid income taxes	1,588	-
Coal inventory	15,121	10,100
Parts and supply inventory	10,543	10,091
Purchased coal contracts	2,045	8,922
Prepaid expenses	10,401	9,647
Total current assets	73,968	82,750
Coal properties, at cost:
Land and mineral rights	129,724	126,303
Buildings and equipment	351,334	339,999
Mine development	134,537	126,037
Total coal properties, at cost	615,595	592,339
Less - accumulated DD&A	(196,805)	(169,579)
Total coal properties, net	418,790	422,760
Investment in Savoy (Note 3)	7,986	7,577
Investment in Sunrise Energy (Note 3)	3,966	4,122
Other assets (Note 4)	14,271	14,114
Total assets	$518,981	$531,323
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net (Note 2)	$33,171	$28,796
Accounts payable and accrued liabilities	19,822	19,773
Total current liabilities	52,993	48,569
Long-term liabilities:
Bank debt, net (Note 2)	174,066	204,944
Deferred income taxes	47,325	45,174
Asset retirement obligations (ARO)	13,699	13,260
Other	1,921	2,486
Total long-term liabilities	237,011	265,864
Total liabilities	290,004	314,433
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 100,000 shares authorized; 29,810 and 29,413 shares outstanding, respectively	298	294
Additional paid-in capital	97,738	93,816
Retained earnings	130,120	122,052
Accumulated other comprehensive income	821	728
Total stockholders’ equity	228,977	216,890
Total liabilities and stockholders’ equity	$518,981	$531,323

See accompanying notes.

Hallador Energy Company
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Coal sales	$199,280	$207,429	$73,896	$65,360
Equity income (loss) - Savoy	409	(42)	153	26
Equity income (loss) - Sunrise Energy	18	(264)	16	(106)
MSHA reimbursement	1,725	1,753	89	-
Other income	901	1,340	314	487
Total revenue	202,333	210,216	74,468	65,767
Costs and expenses:
Operating costs and expenses	138,125	142,114	54,354	46,940
DD&A	28,533	26,180	9,729	7,942
ARO accretion	640	764	219	260
Coal exploration costs	566	1,168	152	354
SG&A	12,095	8,076	2,859	2,585
Interest (1)	9,662	12,694	3,229	2,601
Total costs and expenses	189,621	190,996	70,542	60,682

Income before income taxes	12,712	19,220	3,926	5,085

Less income taxes:
Current	(1,158)	(270)	(2,532)	(270)
Deferred	2,151	3,153	2,542	1,033
Total income taxes	993	2,883	10	763

Net income (2)	$11,719	$16,337	$3,916	$4,322

Net income per share (Note 6):
Basic and diluted	$0.38	$0.54	$0.13	$0.14

Weighted average shares outstanding:
Basic and diluted	29,603	29,251	29,774	29,252

(1)  Interest expense for the first nine months of 2017 and 2016 includes $(476) and $793, respectively, for the net change in the estimated fair value of our interest rate swaps.  Such amounts were $(36) and $(955) for Q3 2017 and 2016, respectively.

(2)  There is no material difference between net income and comprehensive income.

See accompanying notes.

Hallador Energy Company

  Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Cash provided by operating activities	$47,387	$43,691

Investing activities:
Capital expenditures (1)	(21,328)	(11,810)
Proceeds from sale of equipment	506	-
Proceeds from maturities of certificates of deposit	4,580	-
Purchase of Freelandville assets	-	(18,000)
Other	-	186
Cash used in investing activities	(16,242)	(29,624)

Financing activities:
Payments on bank debt	(27,875)	(26,492)
Bank borrowings	-	15,000
Debt issuance costs	-	(2,090)
Dividends	(3,651)	(3,597)
Cash used in financing activities	(31,526)	(17,179)

Decrease in cash and cash equivalents	(381)	(3,112)
Cash and cash equivalents, beginning of period	9,788	15,930
Cash and cash equivalents, end of period	$9,407	$12,818

__________________

(1) We acquired $3.3 million in capital equipment in the first nine months of 2017 that was prepaid in a prior period.

See accompanying notes.

Hallador Energy Company

Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI*	Total
Balance January 1, 2017	29,413	$294	$93,816	$122,052	$728	$216,890

Stock-based compensation	-	-	6,384	-	-	6,384

Stock issued on vesting of RSUs	720	4	-	-	-	4

Taxes paid on vesting of RSUs	(323)	-	(2,462)	-	-	(2,462)

Dividends	-	-	-	(3,651)	-	(3,651)

Net income	-	-	-	11,719	-	11,719

Other	-	-	-	-	93	93

Balance, September 30, 2017	29,810	$298	$97,738	$130,120	$821	$228,977

_____________________________

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

The results of operations and cash flows for the nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2017. To maintain consistency and comparability, certain 2016 amounts have been reclassified to conform to the 2017 presentation.

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

New Accounting Standards Issued and Adopted

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11").  ASU 2015-11 simplifies the subsequent measurement of inventory.  It replaces the current lower of cost or market test with the lower of cost or net realizable value test.  Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new standard was applied prospectively and is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.  The adoption of ASU 2015-11 did not have a material impact on our consolidated financial statements.

New Accounting Standards Issued and Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company’s primary source of revenue is from the sale of coal through both short-term and long-term contracts with utility companies whereby revenue is currently recognized when risk of loss has passed to the customer. Upon adoption of this new standard, the Company believes that the timing of revenue recognition related to our coal sales will remain consistent with our current practice. The Company is currently evaluating other revenue streams to determine the potential impact related to the adoption of the standard, as well as potential disclosures required by the standard. Because we do not anticipate a change in our pattern of revenue recognition, we anticipate that neither method of adoption will have a material impact on our consolidated financial statements, other than the additional disclosure requirements which will apply to us.

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

On March 18, 2016, we executed an amendment to our credit agreement with PNC, as administrative agent for our lenders, for the primary purpose of increasing liquidity and maintaining compliance through the maturity of the agreement in August 2019.  The revolver was reduced from $250 million to $200 million, and the term loan remains the same. Our debt at September 30, 2017, was $211 million (term-$80 million, revolver-$131 million). As of September 30, 2017, we had additional borrowing capacity of $69 million and total liquidity of $83 million.

Bank fees and other costs incurred in connection with the initial facility and the amendment were $9.1 million, which were deferred and are being amortized over the term of the loan. The credit facility is collateralized by substantially all of Sunrise’s assets, and we are the guarantor.

The amended credit facility increased the Maximum Leverage Ratio (Sunrise total funded debt/ trailing 12 months adjusted EBITDA) to those listed below:

Fiscal Periods Ending	Ratio
September 30, 2017 through March 31, 2018	4.25X
June 30, 2018 and September 30, 2018	4.00X
December 31, 2018	3.75X
March 31, 2019 and June 30, 2019	3.50X

The amended credit facility also requires a Debt Service Coverage Ratio minimum of 1.25X through the maturity of the credit facility. The amendment defines the Debt Service Coverage Ratio as Sunrise’s trailing 12 months adjusted EBITDA/annual debt service.

At September 30, 2017, our Maximum Leverage Ratio was 2.42, and our Debt Service Coverage Ratio was 2.19. Therefore, we were in compliance with those two ratios.

The interest rate on the facility ranges from LIBOR plus 2.25% to LIBOR plus 4%, depending on our leverage ratio. We entered into swap agreements to fix the LIBOR component of the interest rate to achieve an effective fixed rate of ~5% on the original term loan balance and on $100 million of the revolver. The revolver swap notional value steps down 10% each quarter which commenced on March 31, 2016.

At September 30, 2017, we were paying LIBOR of 1.24% plus 3.50% for a total interest rate of 4.74%. We anticipate this stepping down to LIBOR plus 3.00% in November, 2017.

Bank debt less debt issuance costs are presented below (in thousands):

	September 30,	December 31,
	2017	2016
Current debt	$35,000	$30,625
Less debt issuance cost	(1,829)	(1,829)
Net current portion	$33,171	$28,796

Long-term debt	$175,742	$207,992
Less debt issuance cost	(1,676)	(3,048)
Net long-term portion	$174,066	$204,944

(3)	Equity Method Investments

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

(4)	Other Assets (in thousands)

	September 30,	December 31,
	2017	2016
Other assets:
Advanced coal royalties	$9,629	$9,296
Marketable equity securities available for sale, at fair value (restricted)*	2,005	2,036
Other	2,637	2,782
Total other assets	$14,271	$14,114

____________________

*Held by Sunrise Indemnity, Inc., our wholly owned captive insurance company.

(5)	Self-Insurance

We self-insure our underground mining equipment. Such equipment is allocated among ten mining units spread out over 18 miles. The historical cost of such equipment is approximately $256 million.

Restricted cash of $3.4 million represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(6)	Net Income per Share

We compute net income per share using the two-class method, which is an allocation formula that determines net income per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table sets forth the computation of net income allocated to common shareholders (in thousands):

	Nine Months Ended		Three Months Ended
	2017	2016	2017	2016
Numerator:
Net income	$11,719	$16,337	$3,916	$4,322
Less earnings allocated to RSUs	(444)	(429)	(153)	(115)
Net income allocated to common shareholders	$11,275	$15,908	$3,763	$4,207

(7)	Asset Impairment Review

Carlisle Mine

In December 2016, the deterioration of the North End of the Carlisle Mine (the North End), coupled with lower coal prices led us to determine that the North End could no longer be mined safely and profitably. The sealing of the North End was completed in March 2017.

With the Carlisle Mine remaining in hot idle status, we conducted a review of the Carlisle Mine assets as of September 30, 2017, based on estimated future net cash flows, and determined that no impairment was necessary.

The Carlisle Mine assets had an aggregate net carrying value of $112 million at September 30, 2017.  If in future periods we reduce our estimate of the future net cash flows attributable to the Carlisle Mine, it may result in future impairment of such assets and such charges could be significant.

Bulldog Mine

In October 2017, we entered into an agreement to sell land associated with the Bulldog Mine for $4.9 million. As part of the transaction, we will hold the rights to repurchase the property for 8 years. Because of the likelihood of exercising the repurchase option, we will account for the sale as a financing transaction. The Bulldog Mine assets had an aggregate net carrying value of $15 million at September 30, 2017. Also in October 2017, the Illinois Department of Natural Resources (ILDNR) notified us that our mine application, along with modifications, was acceptable. The permit will be issued upon submittal of a fee and bond which is required to be submitted within 12 months of the notification. We have determined that no impairment is necessary. If estimates inherent in the assessment change, it may result in future impairment of the assets.

(8)	Income Taxes

Our effective tax rate (ETR) was estimated at 8% and 15% for the nine months ended September 30, 2017 and 2016, respectively. Assuming no changes in our expected results of operations, we expect our ETR for the remainder of 2017 to be about the same as the first nine months of 2017. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference.

(9)	Restricted Stock Units (RSUs)

Non-vested grants at December 31, 2016	733,000
Granted - weighted average price per share on grant date was $7.99	1,210,000
Vested - weighted price per share on vesting date was $7.59	(720,500)
Forfeited	(8,000)
Non-vested grants at September 30, 2017 (1)	1,214,500

(1) Following is the vesting schedule of RSUs.

Vesting Year	RSUs Vesting
2017	270,000
2018	178,250
2019	373,750
2020	231,250
2021	161,250
1,214,500

On May 25, 2017, the Hallador Energy Company 2008 Restricted Stock Unit Plan (the Plan) was amended and restated to extend the term of the Plan to May 25, 2027, and add 1,000,000 shares to the Plan.

At September 30, 2017, we had 1,267,917 RSUs available for future issuance.

Upon vesting, the shares noted above had a value of $5.5 million for the nine months ended September 30, 2017, of which $438,000 was for the three months ended September 30, 2017. Under our RSU plan, participants are allowed to relinquish shares to pay for their required statutory income taxes.

For the nine months ended September 30, 2017 and 2016, our stock-based compensation was $6.4 million and $1.8 million, respectively. For the three months ended September 30, 2017 and 2016, our stock-based compensation was $1.0 million and $.6 million, respectively.

The outstanding RSUs have a value of $6.1 million based on the November 3, 2017, closing stock price of $5.02.

(10)	Subsequent Events

In October 2017, we declared a dividend of $.04 per share to shareholders of record as of October 31, 2017. The dividend is payable on November 17, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

Denver, Colorado

We have reviewed the accompanying consolidated balance sheet of Hallador Energy Company and subsidiaries (the “Company”) as of September 30, 2017, the related consolidated statements of comprehensive income for the nine and three-month periods ended September 30, 2017 and 2016, the consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016, and the consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2017.  These financial statements are the responsibility of the Company’s management.

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

November 6, 2017

Denver, Colorado

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion updates the MD&A section of our 2016 Form 10-K and should be read in conjunction therewith.

Our consolidated financial statements should also be read in conjunction with this discussion. The following analysis includes discussion of metrics on a per ton basis derived from the consolidated financial statements, which are considered non-GAAP measurements.

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

							Estimated
	Minimum Tons to Be Sold			Maximum Tons to Be Sold			Prices @
	Priced	Unpriced	Total	Priced	Unpriced	Total	Minimum
	Tons	Tons	Tons	Tons	Tons	Tons	Tons
2017
(last 3 months)	1,533		1,533	1,590		1,590	$40.96
2018	4,061	-	4,061	4,788	-	4,788	40.71
2019	2,836	810	3,646	3,903	1,210	5,113	42.70
2020	1,810	1,199	3,009	2,210	1,791	4,001	45.57
2021	-	2,009	2,009	-	3,001	3,001
2022	-	2,009	2,009	-	3,001	3,001
2023	-	1,620	1,620	-	2,420	2,420
2024	-	810	810	-	1,210	1,210
	10,240	8,457	18,697	12,491	12,633	25,124

Unpriced tons are firm commitments, meaning we are required to ship, and our customer is required to receive said tons through the duration of the contract. The contracts provide mechanisms for establishing a market-based price. As set forth in the table above, we have 8-13 million tons committed but unpriced through 2024.  We currently have a minimum of 6.4 million tons contracted for 2017, of which 4.9 million were sold during the first nine months of 2017; we project total contracted tons for 2017 to range from 6.4 to 6.5 million. We expect 2018 sales volumes to be similar and potentially greater than 2017 sales volumes due to the addition of the Princeton Rail Loop which we anticipate being operational in Spring, 2018.

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

Asset Impairment Review

See Note 7 to our consolidated financial statements.

Liquidity and Capital Resources

As set forth in our Statement of Cash Flows, cash provided by operations was $47 million in 2017 and $44 million in 2016. Our CapEx budget for the next three months is $10 million, of which $6.5 million is for maintenance CapEx. Cash provided by operations for the next three months should fund our maintenance capital expenditures, debt service, and dividend.

As referenced in the table below, we have acquired land and begun construction of a rail loop approximately 46 miles south of our Oaktown mining complex. The rail loop is expected to become operational in Spring, 2018 and will provide us direct access to the Norfolk Southern railroad which will increase our customer reach in Indiana and the Southeast.

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. Our surety bonds covering reclamation total $25 million in the event we are not able to perform.

Capital Expenditures (CapEx)

For the first nine months, capex for 2017 was $24.6 million, including $3.3 million of non-cash acquisitions, allocated as follows (in millions):

Oaktown – investment	$8.5
Oaktown – maintenance CapEx	11.6
Princeton Rail Loop	3.7
Other projects	0.8
Capex per the Cash Flow Statement	$24.6

Results of Operations

Oaktown’s operating costs were $26.60/ton and $29.90/ton for the nine months and three months ended September 30, 2017, respectively. We see Oaktown’s costs ranging from $27 to $29 for the remainder of 2017. We expect SG&A for the remainder of 2017 to be $2.9 million and operating costs associated with Prosperity and Carlisle for the remainder of 2017 to be $1.5 million. Prosperity and Carlisle operating costs were $1.7 million during the three months ended September 30, 2017. We expect those costs to be $6 million in 2018.

Quarterly coal sales and cost data (in thousands, except per ton and percentage data). Per ton calculations below are based on tons sold.

	4th 2016	1st 2017	2nd 2017	3rd 2017	T4Qs
Tons produced	1,640	1,917	1,647	1,487	6,691
Tons sold	1,739	1,555	1,548	1,786	6,628
Coal sales	$71,495	$62,555	$62,829	$73,896	$270,775
Average price/ton	$41.11	$40.23	$40.59	$41.38	$40.85
Wash plant recovery in %	67%	67%	61%	69%
Operating costs	$50,663	$39,692	$44,079	$54,354	$188,788
Average cost/ton	$29.13	$25.53	$28.47	$30.43	$28.48
Margin	$20,832	$22,863	$18,750	$19,542	$81,987
Margin/ton	$11.98	$14.70	$12.11	$10.94	$12.37
Capex	$8,022	$3,093	$10,260	$11,304	$32,679
Maintenance capex	$5,301	$836	$6,581	$4,507	$17,225
Maintenance capex/ton	$3.05	$.54	$4.25	$2.52	$2.60

	4th 2015	1st 2016	2nd 2016	3rd 2016	T4Qs
Tons produced	1,608	1,524	1,448	1,501	6,081
Tons sold	1,432	1,629	1,464	1,485	6,010
Coal sales	$65,762	$75,795	$66,274	$65,360	$273,191
Average price/ton	$45.92	$46.53	$45.27	$44.01	$45.46
Wash plant recovery in %	64%	65%	63%	68%
Operating costs	$46,470	$49,777	$45,397	$46,940	$188,584
Average cost/ton	$32.45	$30.56	$31.01	$31.61	$31.38
Margin	$19,292	$26,018	$20,877	$18,420	$84,607
Margin/ton	$13.47	$15.97	$14.26	$12.40	$14.08
Capex	$4,058	$6,053	$1,822	$3,935	$15,868
Maintenance capex	$1,047	$2,984	$904	$1,709	$6,644
Maintenance capex/ton	$0.73	$1.83	$.62	$1.15	$1.11

2017 v. 2016 (first nine months)

For 2017, we sold 4,889,000 tons at an average price of $40.76/ton. For 2016, we sold 4,578,000 tons at an average price of $45.31/ton. The decrease in average price per ton is the result of our contract mix, expiration of contracts, and acquisition of other contracts.

Operating costs averaged $28.25/ton ($26.60/ton at our operating Oaktown mines) in 2017 and $31.04/ton ($28.55 at Oaktown) in 2016.  This ~$2-3 reduction in cost was due to two primary factors.  First, we made a conscious effort to produce more tons in the first six weeks of the first quarter, in anticipation of stronger market demand. Secondly, we added new haulage equipment to some of the units at the Oaktown mines; those units are seeing production increases of ~30%.  Both of these factors combined led to a 13% increase in production over our 2016 average production.  In Q4, we anticipate the arrival of additional haulage equipment and the implementation of a new elevator at Oaktown 1. Both investments will contribute to maintaining our low-cost structure.

SG&A expenses are $4.0 million higher in 2017 than in 2016 due primarily to a stock bonus of $3.8 million awarded to three executives as reported in our 8-K filed May 17, 2017.

Our Sunrise Coal employees totaled 714 at September 30, 2017, compared to 737 at September 30, 2016.

2017 v. 2016 (third quarter)

For 2017, we sold 1,786,000 tons at an average price of $41.38/ton. For 2016, we sold 1,485,000 tons at an average price of $44.01/ton. The decrease in average price per ton is the result of our contract mix, expiration of contracts, and acquisition of other contracts.

Operating costs averaged $30.43/ton ($29.90/ton at our operating Oaktown mines) in 2017 and $31.61/ton ($29.57 at Oaktown) in 2016.

Earnings (loss) per Share

	4th 2016	1st 2017	2nd 2017	3rd 2017
Basic and diluted	$(.13)	$.25	$.01	$.13

	4th 2015	1st 2016	2nd 2016	3rd 2016
Basic and diluted	$.02	$.21	$.19	$.14

Income Taxes

Our effective tax rate (ETR) was estimated at 8% and 15% for the nine months ended September 30, 2017, and 2016, respectively. Assuming no changes in our expected results of operations, we expect our ETR for the remainder of 2017 to be about the same as the first nine months. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference.

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

Incurred costs for 2013 will be submitted in Q4 2017. 2013 costs are expected to be between $2 million and $2.7 million. Such reimbursable costs for 2014 through 2016 are not expected to be material.

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

For the nine months ended September 30, 2017 and 2016, our stock-based compensation was $6.4 million and $1.8 million, respectively. For the three months ended September 30, 2017, and 2016, our stock-based compensation was $1.0 million and $.6 million, respectively.

Bulldog Mine

See “Item 1. Financial Statements - Note 7. Asset Impairment Review”.

Princeton Rail Loop

As noted in the Liquidity and Capital Resources section of Management’s Discussion and Analysis, construction has begun on the Princeton Loop, a truck to rail coal loading facility that will be located 6 miles west of Princeton, Indiana, on Highway 64. The facility will include the ability to unload trucks, blend coals, load 135 car unit trains in four hours and store over 4 million tons of coal. The new facility will primarily serve utility coal plants served by Norfolk Southern Railway Company once the rail facility is completed in the spring of 2018.

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

New Accounting Pronouncements

See “Item 1. Financial Statements - Note 1. General Business” for a discussion of new accounting standards.

Yorktown Distributions

Yorktown Energy Partners and its affiliated partnerships (Yorktown) own approximately 18.3% of our total shares outstanding as of September 30, 2017. Yorktown has made 14 distributions to their numerous partners since May 2011. Yorktown last distributed shares in November 2016.

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

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. MINE SAFETY DISCLOSURES

Safety is a core value at Hallador Energy and our Subsidiaries. As such we have dedicated a great deal of time, energy, and resources to creating a culture of safety. Thus, we are very proud of the mine rescue team at Sunrise Coal who’s current list of achievements include reigning National Champions of the Nationwide Mine Rescue Skills Championship and Governor’s Award recipient (1st place) at the 2017 Indiana Mine Rescue Association Contest.

See Exhibit 95 to this Form 10-Q for a listing of our mine safety violations.

ITEM 6. EXHIBITS

15	Letter Regarding Unaudited Interim Financial Information
31.1	SOX 302 Certification
31.2	SOX 302 Certification
32	SOX 906 Certification
95	Mine Safety Report
101	Interactive Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: November 6, 2017	/s/ Lawrence D. Martin
Lawrence D. Martin, CFO and CAO

