Form 10-Q
period 2018-03-31
HALLADOR ENERGY CO
filed 2018-05-07
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34743

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

As of May 3, 2018, we had 29,955,713 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$14,449	$12,483
Restricted cash (Note 8)	4,115	3,811
Certificates of deposit	1,495	1,495
Marketable securities	1,795	1,907
Accounts receivable	14,827	16,762
Prepaid income taxes	2,521	2,899
Coal inventory	20,949	12,804
Parts and supply inventory	11,134	10,043
Prepaid expenses	12,210	9,433
Total current assets	83,495	71,637
Property, plant and equipment, at cost:
Land and mineral rights	130,660	129,724
Buildings and equipment	362,636	356,911
Mine development	137,682	136,762
Total property, plant and equipment, at cost	630,978	623,397
Less - accumulated DD&A	(214,189)	(203,391)
Total property, plant and equipment, net	416,789	420,006
Equity method investments (Note 4)	3,770	11,890
Other assets (Note 5)	14,778	14,660
Total assets	$518,832	$518,193
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net (Note 3)	$33,171	$33,171
Accounts payable and accrued liabilities (Note 6)	24,903	21,115
Total current liabilities	58,074	54,286
Long-term liabilities:
Bank debt, net (Note 3)	154,975	165,773
Deferred income taxes	29,097	28,728
Asset retirement obligations (ARO)	13,788	13,506
Other	6,711	6,577
Total long-term liabilities	204,571	214,584
Total liabilities	262,645	268,870
Redeemable noncontrolling interests (Note 13)	4,000	-
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 100,000 shares authorized; 29,956 and 29,955 shares outstanding, respectively	299	299
Additional paid-in capital	99,841	97,873
Retained earnings	152,047	150,236
Accumulated other comprehensive income	-	915
Total stockholders’ equity	252,187	249,323
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$518,832	$518,193

See accompanying notes.

Hallador Energy Company

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31,

(in thousands, except per share data)

(unaudited)

	2018	2017
Revenue:
Coal sales	$66,787	$62,555
Other income (Note 7)	77	998
Total revenue	66,864	63,553
Costs and expenses:
Operating costs and expenses	46,640	39,692
DD&A	10,829	9,703
ARO accretion	282	207
Coal exploration costs	217	139
SG&A	3,890	2,658
Interest (1)	2,708	3,091
Total costs and expenses	64,566	55,490

Income before income taxes	2,298	8,063

Income tax expense (benefit)
Current	(203)	17
Deferred	369	632
Total income tax expense	166	649

Net income *	$2,132	$7,414

Net income per share (Note 9):
Basic and diluted	$0.07	$0.25

Weighted average shares outstanding:
Basic and diluted	29,955	29,413

*There is no material difference between net income and comprehensive income.

(1) Included in interest expense is the change in the estimated fair value of our interest rate swaps. Such amounts were $(158) and $(420) for 2018 and 2017, respectively.

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(in thousands)

(unaudited)

	2018	2017
Operating activities:
Cash provided by operating activities	$13,189	$14,894

Investing activities:
Capital expenditures	(10,428)	(5,144)
Proceeds from sale of equipment	-	325
Proceeds from maturities of certificates of deposit	-	1,935
Proceeds from sale of Savoy	8,000	-
Cash used in investing activities	(2,428)	(2,884)

Financing activities:
Payments on bank debt	(16,255)	(6,563)
Bank borrowings	5,000	-
Proceeds from noncontrolling interests (Note 13)	4,000	-
Dividends	(1,236)	(1,206)
Cash used in financing activities	(8,491)	(7,769)

Increase in cash, cash equivalents, and restricted cash	2,270	4,241
Cash, cash equivalents, and restricted cash, beginning of period	16,294	12,605
Cash, cash equivalents, and restricted cash, end of period	$18,564	$16,846

Cash, cash equivalents, and restricted cash consist of the following:
	March 31
	2018	2017
Cash and cash equivalents	$14,449	$13,762
Restricted cash	4,115	3,084
	$18,564	$16,846

Non-cash activity:

Upon the formation of Hourglass Sands, LLC, we acquired assets by assuming a liability of $1.1 million.

See accompanying notes.

Hallador Energy Company

Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI*	Total
Balance, December 31, 2017	29,955	$299	$97,873	$150,236	$915	$249,323
Impact from adoption of ASU 2018-02 and ASU 2016-01 (Note 1)	-	-	-	915	(915)	-
Stock-based compensation	-	-	1,972	-	-	1,972
Stock issued on vesting of RSUs	2	-	-	-	-	-
Taxes paid on vesting of RSUs	(1)	-	(4)	-	-	(4)
Dividends	-	-	-	(1,236)	-	(1,236)
Net income	-	-	-	2,132	-	2,132
Balance, March 31, 2018	29,956	$299	$99,841	$152,047	$-	$252,187

*Accumulated Other Comprehensive Income (loss)

See accompanying notes.

Hallador Energy Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	GENERAL BUSINESS

The interim financial data is unaudited; however, in our opinion, it includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements included herein have been prepared pursuant to the SEC’s rules and regulations; accordingly, certain information and footnote disclosures normally included in GAAP financial statements have been condensed or omitted.

The results of operations and cash flows for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2018. To maintain consistency and comparability, certain 2017 amounts have been reclassified to conform to the 2018 presentation.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our condensed consolidated financial statements filed as part of our 2017 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

The condensed consolidated financial statements include the accounts of Hallador Energy Company (herein-after known as “we, us, or our”) and its wholly-owned subsidiaries Sunrise Coal, LLC (Sunrise) and Hourglass Sands, LLC (Hourglass), and Sunrise’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Sunrise is engaged in the production of steam coal from mines located in western Indiana. Hourglass is in development stage and will engage in the production of frac sand in the State of Colorado when mining is expected to begin later in 2018 (see Note 13).

New Accounting Standards Issued and Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive revenue recognition standard that supersedes nearly all existing revenue recognition guidance under current U.S. GAAP and replaces it with a principle-based approach for determining revenue recognition. On January 1, 2018, we adopted the new accounting standard and all of the related amendments to all contracts using the modified retrospective method. Adoption of the new revenue standard did not result in a material cumulative effect adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis. See “Note 12 - Revenue” to these condensed consolidated financial statements for additional disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments that are not accounted for under the equity method of accounting or that do not result in consolidation of the investee to be measured at fair value with changes recognized in net earnings. ASU 2016-01 also eliminates the available-for-sale classification for equity investments that recognized changes in fair value as a component of other comprehensive income. We adopted ASU 2016-01 on January 1, 2018, using the modified retrospective method, which resulted in a $1.1 million (net of tax) cumulative-effect adjustment from accumulated other comprehensive income to retained earnings. Adoption of ASU 2016-01 did not have a material impact on our results of operations and/or cash flows.

In November 2016, the FASB issued guidance regarding the presentation of restricted cash in the statement of cash flows (ASU 2016-18). This update is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We have adopted the new standard as of January 1, 2018. Adoption of ASU 2016-18 did not have a material impact on the company’s results of operations and/or cash flows.

In January 2017, the FASB issued new guidance to assist in determining if a set of assets and activities being acquired or sold is a business (ASU 2017-01). It also provided a framework to assist entities in evaluating whether both an input and a substantive process are present, which at a minimum, must be present to be considered a business. We have adopted the new standard as of January 1, 2018. The standard does not have an impact on our historical recognition of asset acquisitions and business combinations. However, we expect there will be an impact on how we account for such acquisitions in the future.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows companies to reclassify stranded tax effects resulting from the 2017 Tax Act from accumulated other comprehensive income to retained earnings. The company elected to early adopt ASU 2018-02 on January 1, 2018, which resulted in a reclassification of $192,000 of stranded tax effects, related to our unrealized gain on marketable securities, from accumulated other comprehensive income to retained earnings. Adoption of ASU 2018-02 did not have a material impact on our results of operations and/or cash flows.

New Accounting Standards Issued and Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements. The new guidance will classify leases as either finance or operating (similar to current standard’s “capital” or “operating” classification), with classification affecting the pattern of income recognition in the statement of income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently in the process of accumulating all contractual lease arrangements in order to determine the impact on our financial statements and do not believe we have significant amounts of off-balance sheet leases; accordingly, we do not expect the adoption of ASU 2016-02 to have a material impact on our condensed consolidated financial statements. We continue to monitor closely the activities of the FASB and various non-authoritative groups with respect to implementation issues that could affect our evaluation.

(2)	ASSET IMPAIRMENT REVIEW

Carlisle Mine

As of March 31, 2018, the Carlisle Mine remains in hot idle status. We conducted a review of the Carlisle Mine assets as of March 31, 2018, based on estimated future net cash flows, and determined that no impairment was necessary. The Carlisle Mine assets had an aggregate net carrying value of $108 million at March 31, 2018. If in future periods we reduce our estimate of the future net cash flows attributable to the Carlisle Mine, it may result in future impairment of such assets and such charges could be significant.

Bulldog Reserves

In October 2017, we entered into an agreement to sell land associated with the Bulldog Mine for $4.9 million. As part of the transaction, we will hold the rights to repurchase the property for eight years at the original sale price of $4.9 million plus interest. We are accounting for the sale as a financing transaction with the liability recorded in other long-term liabilities. The Bulldog Mine assets had an aggregate net carrying value of $15 million at March 31, 2018. Also in October 2017, the Illinois Department of Natural Resources (ILDNR) notified us that our mine application, along with modifications, was acceptable. The permit will be issued upon submittal of a fee and bond which are required within 12 months of the notification. We have determined that no impairment is necessary. If estimates inherent in the assessment change, it may result in future impairment of the assets.

(3)	BANK DEBT

Liquidity

Our bank debt at March 31, 2018, was $191 million (term-$55 million, revolver-$136 million). We can borrow up to $200 million on the revolver. As of March 31, 2018, we had additional borrowing capacity of $64 million and total liquidity of $82 million.

Fees

Bank fees and other costs incurred in connection with the initial facility and a subsequent amendment were $9.1 million, were deferred, and are being amortized over the term of the loan. The credit facility is collateralized by substantially all of Sunrise’s assets, and we are the guarantor.

Covenants

The credit facility includes a Maximum Leverage Ratio (Sunrise total funded debt/ trailing 12 months adjusted EBITDA) as listed below:

Fiscal Periods Ending	Ratio
March 31, 2018	4.25X
June 30, 2018 and September 30, 2018	4.00X
December 31, 2018	3.75X
March 31, 2019 and June 30, 2019	3.50X

The credit facility also requires a Debt Service Coverage Ratio minimum of 1.25X through the maturity of the credit facility, defined as Sunrise’s trailing 12 months adjusted EBITDA/annual debt service.

At March 31, 2018, our Leverage Ratio was 2.37, and our Debt Service Coverage Ratio was 1.69. Therefore, we were in compliance with those two ratios.

Rate

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

At March 31, 2018, we were paying LIBOR of 1.89% plus 3.00% for a total interest rate of 4.89%.

Bank debt less debt issuance costs are presented below (in thousands):

	March 31,	December 31,
	2018	2017
Current debt	$35,000	$35,000
Less debt issuance cost	(1,829)	(1,829)
Net current portion	$33,171	$33,171

Long-term debt	$155,737	$166,992
Less debt issuance cost	(762)	(1,219)
Net long-term portion	$154,975	$165,773

(4)	EQUITY METHOD INVESTMENTS

Savoy Energy, L.P.

On March 9, 2018, we sold our entire 30.6% partnership interest to Savoy for $8 million. The carrying value of the investment included in our consolidated balance sheets as of December 31, 2017, was $8.0 million. Our net proceeds will be $7.5 million after commissions payable to a related party, which were applied to our bank debt as required under the agreement. The sale resulted in a loss of $538,000 for the period ending March 31, 2018.

Sunrise Energy, LLC

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for oil, gas and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our consolidated balance sheets as of March 31, 2018, and December 31, 2017, was $3.8 million and $3.9 million, respectively.

(5)	OTHER ASSETS (in thousands)

	March 31,	December 31,
	2018	2017
Advanced coal royalties	$9,792	$9,720
Marketable equity securities at fair value (restricted)*	2,053	2,148
Other	2,933	2,792
Total other assets	$14,778	$14,660

*Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

(6)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (in thousands)

	March 31,	December 31,
	2018	2017
Accounts payable	$6,284	$4,008
Goods received not yet invoiced	4,358	5,574
Accrued property taxes	3,105	2,751
Workers' compensation	3,589	2,969
Other	7,567	5,813
Total accounts payable and accrued liabilities	$24,903	$21,115

(7)	OTHER INCOME (in thousands)

	Three Months Ended March 31,
	2018	2017
Equity income - Savoy	$-	$212
Equity income (loss) - Sunrise Energy	(83)	19
Loss on disposal of Savoy	(538)	-
MSHA reimbursements	503	386
Other	195	381
Total other income	$77	$998

(8)	SELF-INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among ten mining units spread out over 18 miles. The historical cost of such equipment was approximately $261 million and $258 million for the periods ended March 31, 2018 and December 31, 2017, respectively.

Restricted cash of $4.1 million and $3.8 million for the periods ended March 31, 2018 and December 31, 2017, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(9)	NET INCOME PER SHARE

We compute net income per share using the two-class method, which is an allocation formula that determines net income per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table sets forth the computation of net income allocated to common shareholders (in thousands):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$2,132	$7,414
Less earnings allocated to RSUs	(50)	(179)
Net income allocated to common shareholders	$2,082	$7,235

(10)	INCOME TAXES

For interim period reporting, we record income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items and statutory rates in states in which we operate. Our effective tax rate for the three months ended March 31, 2018 and March 31, 2017 was 7% and 8%, respectively. Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion deductions. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.

(11)	RESTRICTED STOCK UNITS (RSUs)

Non-vested grants at December 31, 2017	944,500
Granted	-
Vested - weighted average share price on vesting date was $6.65	(221,500)
Forfeited	(6,500)
Non-vested grants at March 31, 2018	716,500

The 221,500 shares that vested during the three months ended March 31, 2018, had a value of $1.5 million. Under our RSU plan, participants are allowed to relinquish shares to pay for their required statutory income taxes.

With the passing of our Chairman, Victor Stabio, on March 7, 2018, the vesting of his 220,000 RSUs accelerated. The value of the accelerated RSUs was $1.5 million based on our March 7, 2018 closing stock price of $6.65 per share. These shares will be issued in May of 2018.

For the three months ended March 31, 2018, and 2017, our stock-based compensation was $2.0 million and $0.8 million, respectively. The increase in the stock compensation was due to the accelerated vesting of Mr. Stabio’s RSUs.

Non-vested RSU grants will vest as follows:

Vesting Year	RSUs Vesting
2018	123,250
2019	310,750
2020	176,250
2021	106,250
716,500

The outstanding RSUs have a value of $4.9 million based on the March 29, 2018, closing stock price of $6.87.

At March 31, 2018, we had 1,400,102 RSUs available for future issuance.

(12)	REVENUE

Effective January 1, 2018, we adopted ASU 2014-09. The adoption of this standard did not impact the timing of revenue recognition on our consolidated balance sheets or condensed consolidated statements of comprehensive income.

Revenue from Contracts with Customers

We account for a contract with a customer when the parties have approved the contract and are committed to performing their respective obligations, the rights of each party are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. We recognize revenue when we satisfy a performance obligation by transferring control of a good or service to a customer.

Our revenue is derived from sales to customers of coal produced at our facilities. Our customers purchase coal directly from our mine sites, where the sale occurs at the mine site and where title, risk of loss, and control typically pass to the customer at that point. Our customers arrange for and bear the costs of transporting their coal from our mines to their plants or other specified discharge points. Our customers are typically domestic utility companies. Our coal sales agreements with our customers are fixed-priced, fixed-volume supply contracts, or include a predetermined escalation in price for each year. Price re-opener and index provisions may allow either party to commence a renegotiation of the contract price at a pre-determined time. Price re-opener provisions may automatically set a new price based on prevailing market price or, in some instances, require us to negotiate a new price, sometimes within specified ranges of prices. The terms of our coal sales agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of these contracts vary by customer.

Coal sales agreements will typically contain coal quality specifications. With coal quality specifications in place, the raw coal sold by us to the customer at the delivery point must be substantially free of magnetic material and other foreign material impurities and crushed to a maximum size as set forth in the respective coal sales agreement. Price adjustments are made and billed in the month the coal sale was recognized based on quality standards that are specified in the coal sales agreement, such as Btu factor, moisture, ash, and sulfur content and can result in either increases or decreases in the value of the coal shipped.

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. For the three months ended March 31, 2018, 74% of our coal revenue was sold to customers in the State of Indiana with the remainder sold to customers in Kentucky, North Carolina, and Florida. For the three months ended March 31, 2017, 71% of our coal revenue was sold to customers in the State of Indiana with the remainder sold to customers in Kentucky and Florida.

Performance Obligations

A performance obligation is a promise in a contract with a customer to provide distinct goods or services. Performance obligations are the unit of account for purposes of applying the revenue recognition standard and therefore determine when and how revenue is recognized. In most of our contracts, the customer contracts with us to provide coal that meets certain quality criteria. We consider each ton of coal a separate performance obligation and allocate the transaction price based on the base price per the contract, increased or decreased for quality adjustments.

We recognize revenue at a point in time as the customer does not have control over the asset at any point during the fulfillment of the contract. For substantially all of our customers, this is supported by the fact that title and risk of loss transfer to the customer upon loading of the railcar at the mine. This is also the point at which physical possession of the coal transfers to the customer, as well as the significant risks and rewards in ownership of the coal.

We have remaining performance obligations relating to fixed priced contracts of approximately $485 million, which represent the average fixed prices on our committed contracts as of March 31, 2018. We expect to recognize approximately 80% of this revenue through 2019, with the remainder recognized thereafter. We have remaining performance obligations relating to index priced contracts or contracts with price reopeners of approximately $450 million, which represents our estimate of the expected re-opener/indexed price on committed contracts as of March 31, 2018. We expect to recognize approximately 10% of this revenue through 2019, with the remainder recognized thereafter.

The tons used to determine the remaining performance obligations are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such option exists in the customer contract.

Contract Balances

Under ASC 606, the timing of when a performance obligation is satisfied can affect the presentation of accounts receivable, contract assets, and contract liabilities. The main distinction between accounts receivable and contract assets is whether consideration is conditional on something other than the passage of time. A receivable is an entity’s right to consideration that is unconditional. Under the typical payment terms of our contracts with customers, the customer pays us a base price for the coal, increased or decreased for any quality adjustments. Amounts billed and due are recorded as trade accounts receivable and included in accounts receivable in our consolidated balance sheets. We do not currently have any contracts in place where we would transfer coal in advance of knowing the final price of the coal sold, and thus do not have any contract assets recorded. Contract liabilities arise when consideration is received in advance of performance. This deferred revenue is included in accounts payable and accrued liabilities in our consolidated balance sheets when consideration is received, and revenue is not recognized until the performance obligation is satisfied. We are rarely paid in advance of performance and do not currently have any deferred revenue recorded in our consolidated balance sheets.

(13)	HOURGLASS SANDS

In February 2018, we invested $4 million in Hourglass Sands, LLC (Hourglass), a permitted frac sand mining company in the State of Colorado. We own 100% of the Class A units and are consolidating the activity of Hourglass in these statements. As of March 31, 2018, the activity has been nominal. Class A units are entitled to 100% of profit until our capital investment and interest is returned, then 90% of profits are allocated to us with remainder to Class B units. We do not own any Class B units.

In February 2018, a Yorktown company associated with one of our directors also invested $4 million in Hourglass in return for a royalty interest in Hourglass. This investment coupled with our $4 million investment brings the initial capitalization of Hourglass to $8 million. We report the royalty interest as a redeemable noncontrolling interest on the consolidated balance sheets. A representative of the Yorktown company holds a seat on the board of managers, and, with a change of control, the Yorktown company may be entitled to receive a portion of the net proceeds realized, as prescribed in the Hourglass operating agreement.

(14)	SUBSEQUENT EVENTS

In April 2018, we declared a dividend of $.04 per share to shareholders of record as of April 30, 2018. The dividend is payable on May 11, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

Denver, Colorado

Results of Review of Interim Condensed Financial Statements

We have reviewed the condensed consolidated balance sheet of Hallador Energy Company (the "Company") and subsidiaries as of March 31, 2018, and the related condensed consolidated statements of comprehensive income and cash flows for the three-month periods ended March 31, 2018 and 2017, the condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2018, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2017, and the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for the year then ended (not presented herein); and in our report dated March 12, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company's management. We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ EKS&H LLLP

Denver, Colorado

May 7, 2018

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion updates the MD&A section of our 2017 Form 10-K and should be read in conjunction therewith.

Our unaudited condensed consolidated financial statements should also be read in conjunction with this discussion. The following analysis includes discussion of metrics on a per ton basis derived from the unaudited condensed consolidated financial statements, which are considered non-GAAP measurements.

OUR COAL CONTRACTS

Our significant customers include Duke Energy Corporation (NYSE: DUK), Hoosier Energy, an electric cooperative, Indianapolis Power & Light Company (IPL), a wholly-owned subsidiary of The AES Corporation (NYSE: AES), Vectren Corporation (NYSE: VVC), and Orlando Utility Commission (OUC). We are excited to have contracted and be shipping coal to two new customers. One of the new customers is a result of the addition of our new Princeton Rail Loop on the Norfolk and Southern Rail Road, the other is to a plant located in North Carolina. We attribute new North Carolina coal sales to the trend of ILB coal replacing coal from higher cost eastern basins.

We have 20.9 million tons contracted for the next five years (2018 to 2022), which represents 60% of our forecasted sales for those same years. As a result of additional sales completed in the first quarter, we are raising our sales guidance from 6.8 to 7.0 million tons for 2018. The table below reflects our projected tons.

	Targeted	*Contracted		Estimated
	tons	tons		price
Year	(millions)	(millions)	% Committed	per ton
2018	7.0	6.9	99%	$40
2019	7.0	5.5	79%	$41

* Some of our contracts contain language that allows our customers to increase or decrease tonnages throughout the year. In some cases, our customers are required to purchase their additional tonnage needs from us.

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

ASSET IMPAIRMENT REVIEW

See Note 2 to our unaudited condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As set forth in our Statements of Cash Flows, cash provided by operations was $13.2 million and $14.9 million for the three months ended March 31, 2018 and 2017, respectively. Our capex budget for the next nine months is $22 million, of which $9 million is for maintenance capex. Cash provided by operations for the next nine months is expected to fund our maintenance capital expenditures, debt service, and dividend.

Our coal inventory increased from $12.8 million at December 31, 2017, to $20.9 million at March 31, 2018, due to strong production in January and February. We increased our coal inventory as some of our customers indicated that pre-deliveries may be necessary and that strong spot sales were possible due to the colder than average temperatures experienced during the first quarter. We also began building inventory at our Princeton Loop for deliveries on two contracts that will begin in May 2018. We expect coal inventory and production to normalize over the remainder of 2018.

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. In the event we are not able to perform reclamation, which is presented as asset retirement obligations (ARO) in our accompanying unaudited consolidated balance sheets, we have surety bonds totaling $26 million to pay for ARO.

CAPITAL EXPENDITURES (capex)

For the first three months of 2018, capex was $10.4 million allocated as follows (in millions):

Oaktown – investment	$0.9
Oaktown – maintenance capex	5.7
Princeton Rail Loop	3.8
Capex per the Unaudited Condensed Consolidated Statements of Cash Flows	$10.4

RESULTS OF OPERATIONS

For 2018, we sold 1,707,000 tons at an average price of $39.13/ton. For 2017, we sold 1,555,000 tons at an average price of $40.23/ton. The decrease in average price per ton was expected and is the result of our changing contract mix caused by expiration of contracts and acquisition of new contracts. For the full year 2018, we are expecting an average price of ~$40.00/ton.

Oaktown’s operating costs were $25.93/ton and $23.22/ton for the three months ended March 31, 2018, and 2017, respectively. Costs were below our guidance of $28-$30/ton, but higher when compared with an exceptional 2017 quarter. For the remainder of 2018, we expect Oaktown’s operating costs to be $28-$30/ton.

Quarterly coal sales and cost data (in thousands, except per ton and percentage data). Per ton calculations below are based on tons sold.

All Mines	2nd 2017	3rd 2017	4th 2017	1st 2018	T4Qs
Tons produced	1,647	1,487	1,561	1,975	6,670
Tons sold	1,548	1,786	1,685	1,707	6,726
Coal sales	$62,829	$73,896	$68,922	$66,787	$272,434
Average price/ton	$40.59	$41.38	$40.90	$39.13	$40.50
Wash plant recovery in %	69%	70%	68%	69%
Operating costs	$44,079	$54,354	$52,025	$46,640	$197,098
Average cost/ton	$28.47	$30.43	$30.88	$27.32	$29.30
Margin	$18,750	$19,542	$16,897	$20,147	$75,336
Margin/ton	$12.11	$10.94	$10.03	$11.80	$11.20
Capex	$6,711	$9,473	$7,294	$10,428	$33,906
Maintenance capex	$3,032	$2,961	$2,520	$5,772	$14,285
Maintenance capex/ton	$1.96	$1.66	$1.50	$3.38	$2.12

All Mines	2nd 2016	3rd 2016	4th 2016	1st 2017	T4Qs
Tons produced	1,448	1,501	1,640	1,917	6,506
Tons sold	1,464	1,485	1,739	1,555	6,243
Coal sales	$66,274	$65,360	$71,495	$62,555	$265,684
Average price/ton	$45.27	$44.01	$41.11	$40.23	$42.56
Wash plant recovery in %	63%	68%	67%	71%
Operating costs	$45,397	$46,940	$50,663	$39,692	$182,692
Average cost/ton	$31.01	$31.61	$29.13	$25.53	$29.26
Margin	$20,877	$18,420	$20,832	$22,863	$82,992
Margin/ton	$14.26	$12.40	$11.98	$14.70	$13.29
Capex	$1,822	$3,935	$8,022	$5,144	$18,923
Maintenance capex	$904	$1,709	$5,301	$2,887	$10,801
Maintenance capex/ton	$.62	$1.15	$3.05	$1.86	$1.73

Operating costs for all mines averaged $27.32/ton in 2018 and $25.53/ton in 2017. Our mines have consistently averaged ~$29.30/ton for the last four and eight quarters. Thus, we are proud to see our operating costs ~$2/ton lower than the past four and eight quarter averages. We expect operating costs associated with Prosperity and Carlisle for the remainder of 2018 to be $4.5 million. Prosperity and Carlisle operating costs were $1.6 million during the three months ended March 31, 2018.

DD&A increased approximately $1.1 million in Q1 2018 when compared to Q1 2017. A portion of our assets is depreciated based on raw production which increased in 2018. We also incurred significant asset additions in 2017 such as the new elevator at Oaktown 1 which did not go into service until Q4 2017.

SG&A expenses increased approximately $1.2 million in Q1 2018 when compared to Q1 2017 due primarily to the accelerated vesting of restricted stock units due to the passing of our Chairman, Victor Stabio, on March 7, 2018. See “Note 11 – Restricted Stock Units (RSUs)” for additional details. The accelerated vesting in Q1 2018 totaled $1.5 million. We expect SG&A for the remainder of 2018 to be $7.5 million

Our Sunrise Coal employees totaled 758 at March 31, 2018, compared to 733 at March 31, 2017.

CURRENT PROJECTS

Hourglass Sands

In February 2018, we invested $4 million in Hourglass Sands, LLC, a permitted frac sand mining company in the State of Colorado. In April 2018, we closed on the purchase of a commercial sand dryer and contracted with a third party to process our sand in Colorado Springs, CO. We anticipate sand shipments to customers in the DJ Basin commencing in Q3 2018. We do not anticipate Hourglass being profitable in 2018 but are excited about its growth potential in future years. Currently, we believe we control the only permitted frac sand mine in the State of Colorado.

Princeton Rail Loop

We will ship our first coal trains to customers in May 2018. The facility is a truck to rail transload facility located 6 miles east of Princeton, IN and is capable of loading 135 car unit trains in less than 4 hours. The new facility will primarily serve utility coal plants served by Norfolk Southern Railway Company once the rail facility is completed in Q2 2018. The rail loop will provide access to new markets and customers.

EARNINGS (LOSS) PER SHARE

	2nd 2017	3rd 2017	4th 2017	1st 2018
Basic and diluted	$.01	$.13	$.69	$.07

	2nd 2016	3rd 2016	4th 2016	1st 2017
Basic and diluted	$.19	$.14	$(.13)	$.25

INCOME TAXES

Our effective tax rate (ETR) was estimated at 7% and 8% for the three months ended March 31, 2018, and 2017, respectively. Assuming no changes in our expected results of operations, we expect our ETR for the remainder of 2018 to be about the same as the first three months. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference.

MSHA REIMBURSEMENTS

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies. After applying the provisions of ASU 2014-09, as of March 31, 2018, we do not consider unreimbursed costs from our customers related to these compliance matters to be material and have constrained such amounts and will recognize them when they can be estimated with more certainty.

RESTRICTED STOCK GRANTS

See “Item 1. Financial Statements - Note 11. Restricted Stock Units (RSUs)” for a discussion of RSUs.

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

We account for business combinations using the purchase method of accounting. The purchase method requires us to determine the fair value of all acquired assets, including identifiable intangible assets and all assumed liabilities. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values. Determining whether an acquisition is considered to be a business or an asset acquisition, and if deemed to meet the definition of a business, the fair value of assets acquired and liabilities assumed requires management's judgment and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates and asset lives, among other items.

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

NEW ACCOUNTING PRONOUNCEMENTS

See “Item 1. Financial Statements - Note 1. General Business” for a discussion of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material change from the disclosure in our 2017 Form 10-K.

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

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. MINE SAFETY DISCLOSURES

Safety is a core value at Hallador Energy and our subsidiaries. As such we have dedicated a great deal of time, energy, and resources to creating a culture of safety. Thus, we are very proud of the mine rescue team at Sunrise Coal whose current list of achievements include reigning National Champions of the Nationwide Mine Rescue Skills Championship and Governor’s Award recipient (1st place) at the 2017 Indiana Mine Rescue Association Contest.

See Exhibit 95 to this Form 10-Q for a listing of our mine safety violations.

ITEM 6. EXHIBITS

15	Letter Regarding Unaudited Interim Financial Information
31.1	SOX 302 Certification
31.2	SOX 302 Certification
32	SOX 906 Certification
95	Mine Safety Disclosures
101	Interactive Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: May 7, 2018	/s/ Lawrence D. Martin
Lawrence D. Martin, CFO and CAO