Form 10-Q
period 2018-06-30
HALLADOR ENERGY CO
filed 2018-08-06
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34743

“COAL KEEPS YOUR LIGHTS ON”	“COAL KEEPS YOUR LIGHTS ON”

HALLADOR ENERGY COMPANY

(www.halladorenergy.com)

Nasdaq: HNRG

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 3, 2018, we had 30,176,990 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$10,185	$12,483
Restricted cash (Note 8)	4,234	3,811
Certificates of deposit	735	1,495
Marketable securities	1,791	1,907
Accounts receivable	11,627	16,762
Prepaid income taxes	2,540	2,899
Coal inventory	34,373	12,804
Parts and supply inventory	11,487	10,043
Prepaid expenses	15,633	9,433
Total current assets	92,605	71,637
Property, plant and equipment, at cost:
Land and mineral rights	130,860	129,724
Buildings and equipment	368,220	356,911
Mine development	138,467	136,762
Total property, plant and equipment, at cost	637,547	623,397
Less - accumulated DD&A	(225,231)	(203,391)
Total property, plant and equipment, net	412,316	420,006
Equity method investments (Note 4)	3,697	11,890
Other assets (Note 5)	14,798	14,660
Total assets	$523,416	$518,193
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net (Note 3)	$21,749	$33,171
Accounts payable and accrued liabilities (Note 6)	25,785	21,115
Total current liabilities	47,534	54,286
Long-term liabilities:
Bank debt, net (Note 3)	170,362	165,773
Deferred income taxes	28,993	28,728
Asset retirement obligations (ARO)	14,077	13,506
Other	7,132	6,577
Total long-term liabilities	220,564	214,584
Total liabilities	268,098	268,870
Redeemable noncontrolling interests (Note 13)	4,000	-
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 100,000 shares authorized; 30,177 and 29,955 shares outstanding, respectively	301	299
Additional paid-in capital	100,228	97,873
Retained earnings	150,789	150,236
Accumulated other comprehensive income (AOCI)	-	915
Total stockholders’ equity	251,318	249,323
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$523,416	$518,193

See accompanying notes.

Hallador Energy Company

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Coal sales	$123,709	$125,384	$56,922	$62,829
Other income (Note 7)	398	2,481	321	1,483
Total revenue	124,107	127,865	57,243	64,312
Costs and expenses:
Operating costs and expenses	85,514	83,771	38,874	44,079
DD&A	21,949	18,804	11,120	9,101
ARO accretion	573	421	291	214
Exploration costs	532	414	315	275
SG&A	6,364	9,236	2,474	6,578
Interest (1)	7,023	6,433	4,315	3,342
Total costs and expenses	121,955	119,079	57,389	63,589

Income (loss) before income taxes	2,152	8,786	(146)	723

Income tax expense (benefit):
Current	(222)	1,374	(19)	1,357
Deferred	265	(391)	(104)	(1,023)
Total income tax expense (benefit)	43	983	(123)	334

Net income (loss)*	$2,109	$7,803	$(23)	$389

Net income (loss) per share (Note 9):
Basic and diluted	$0.07	$0.25	$(0.00)	$0.01

Weighted average shares outstanding:
Basic and diluted	29,968	29,458	29,980	29,503

*There is no material difference between net income and comprehensive income.

(1)       Interest expense for the first six months of 2018 and 2017 includes $844 and $(440), respectively, for the net change in the estimated fair value of our interest rate swaps. Such amounts were $1,003 and $(20) for the second quarter of 2018 and 2017, respectively.

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Cash provided by operating activities	$15,865	$23,961

Investing activities:
Capital expenditures	(19,683)	(11,855)
Proceeds from sale of equipment	29	343
Proceeds from maturities of certificates of deposit	760	3,879
Proceeds from sale of Savoy	8,000	-
Cash used in investing activities	(10,894)	(7,633)

Financing activities:
Payments of bank debt	(21,767)	(13,125)
Borrowings of bank debt	14,000	-
Debt issuance costs	(608)	-
Proceeds from noncontrolling interests (Note 13)	4,000	-
Dividends	(2,471)	(2,409)
Cash used in financing activities	(6,846)	(15,534)

Increase (decrease) in cash, cash equivalents, and restricted cash	(1,875)	794
Cash, cash equivalents, and restricted cash, beginning of period	16,294	12,605
Cash, cash equivalents, and restricted cash, end of period	$14,419	$13,399

Cash, cash equivalents, and restricted cash consist of the following:

	June 30,
	2018	2017
Cash and cash equivalents	$10,185	$10,079
Restricted cash	4,234	3,320
	$14,419	$13,399

Non-cash activity:

Upon the formation of Hourglass Sands, LLC, we acquired assets by assuming a liability of $1.1 million.

Additional financing costs of $5.7 million were incurred at the closing of the new credit facility in May 2018.

See accompanying notes.

Hallador Energy Company

Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Total
Balance, December 31, 2017	29,955	$299	$97,873	$150,236	$915	$249,323
Impact from adoption of ASU 2018-02 and ASU 2016-01 (Note 1)	-	-	-	915	(915)	-
Stock-based compensation	-	-	2,366	-	-	2,366
Stock issued on vesting of RSUs	223	2	-	-	-	2
Taxes paid on vesting of RSUs	(1)	-	(11)	-	-	(11)
Dividends	-	-	-	(2,471)	-	(2,471)
Net income	-	-	-	2,109	-	2,109
Balance, June 30, 2018	30,177	$301	$100,228	$150,789	$-	$251,318

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

The results of operations and cash flows for the six months ended June 30, 2018, are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2018. To maintain consistency and comparability, certain 2017 amounts have been reclassified to conform to the 2018 presentation.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our condensed consolidated financial statements filed as part of our 2017 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

The condensed consolidated financial statements include the accounts of Hallador Energy Company (hereinafter known as, “we, us, or our”) and its wholly-owned subsidiaries Sunrise Coal, LLC (Sunrise) and Hourglass Sands, LLC (Hourglass), and Sunrise’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Sunrise is engaged in the production of steam coal from mines located in western Indiana. Hourglass is in the development stage and engages in the production of frac sand in the State of Colorado (see Note 13).

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

Carlisle Mine

During the second quarter of 2018, we began preparations to re-open the Carlisle mine. In July 2018, we commenced production and began shipping coal to customers. We conducted a review of the Carlisle Mine assets as of June 30, 2018, based on estimated future net cash flows, and determined that no impairment to the aggregate net carrying value of $108 million was necessary. If in future periods we reduce our estimate of the future net cash flows attributable to the Carlisle Mine, it may result in future impairment of such assets and such charges could be significant.

Bulldog Reserves

In October 2017, we entered into an agreement to sell land associated with the Bulldog Mine for $4.9 million. As part of the transaction, we hold the rights to repurchase the property for eight years at the original sale price of $4.9 million plus interest. We are accounting for the sale as a financing transaction with the liability recorded in other long-term liabilities. The Bulldog Mine assets had an aggregate net carrying value of $15 million at June 30, 2018. Also, in October 2017, the Illinois Department of Natural Resources (ILDNR) notified us that our mine application, along with modifications, was acceptable. The permit will be issued upon submittal of a fee and bond which are required within 12 months of the notification. We have determined that no impairment is necessary. If estimates inherent in the assessment change, it may result in future impairment of the assets.

(3)	BANK DEBT

On May 21, 2018, we executed the Third Amended and Restated Credit Agreement with PNC, as administrative agent for our lenders. The $267 million credit facility is a combination of a $147 term loan and $120 million revolver. The credit facility extends the term through May 21, 2022, reduces the debt service requirements, changes the borrower from Sunrise Coal to Hallador, and allows for investments in Hourglass Sands. The credit facility is collateralized primarily by Hallador’s assets. Our borrowing capacity increased by $6 million as of the effective date of the amended agreement.

Liquidity

Our bank debt at June 30, 2018, was $201 million (term - $142 million, revolver - $59 million). As of June 30, 2018, we had additional borrowing capacity of $61 million and total liquidity of $74 million.

Fees

Bank fees and other costs incurred in connection with the amended credit agreement and unamortized costs incurred in connection with the initial facility and a subsequent amendment totaled $8.7 million. These costs were deferred and are being amortized over the term of the loan.

Covenants

The credit facility includes a Maximum Leverage Ratio (consolidated funded debt / trailing twelve months adjusted EBITDA), calculated as of the end of each fiscal quarter for trailing twelve months, not to exceed the amounts below:

Fiscal Periods Ending	Ratio
June 30, 2018 through March 31, 2019	3.75 to 1.00
June 30, 2019 and September 30, 2019	3.50 to 1.00
December 31, 2019 through September 30, 2020	3.25 to 1.00
December 31, 2020 through September 30, 2021	3.00 to 1.00
December 31, 2021 and each fiscal quarter thereafter	2.75 to 1.00

The credit facility also requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA / annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.25 to 1 through the maturity of the credit facility.

At June 30, 2018, our Leverage Ratio was 2.64, and our Debt Service Coverage Ratio was 2.28. Therefore, we were in compliance with those two ratios.

Rate

The interest rate on the facility ranges from LIBOR plus 3.00% to LIBOR plus 4.50%, depending on our Leverage Ratio. We entered into swap agreements to fix the LIBOR component of the interest rate to achieve an effective fixed rate of ~6% on the original term loan balance and on $53 million of the revolver. At June 30, 2018, we were paying LIBOR of 2.10% plus 4.00% for a total interest rate of 6.10%.

Bank debt, less debt issuance costs, is presented below (in thousands):

	June 30,	December 31,
	2018	2017
Current debt	$23,888	$35,000
Less debt issuance cost	(2,139)	(1,829)
Net current portion	$21,749	$33,171

Long-term debt	$176,600	$166,992
Less debt issuance cost	(6,238)	(1,219)
Net long-term portion	$170,362	$165,773

(4)	EQUITY METHOD INVESTMENTS

Savoy Energy, L.P.

On March 9, 2018, we sold our entire 30.6% partnership interest to Savoy for $8 million. The carrying value of the investment included in our consolidated balance sheets as of December 31, 2017, was $8.0 million. Our net proceeds were $7.5 million after commissions paid to a related party, which were applied to our bank debt as required under the agreement. The sale resulted in a loss of $538,000 for the three months and six months ended March 31, 2018 and June 30, 2018.

Sunrise Energy, LLC

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for oil, gas and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our consolidated balance sheets as of June 30, 2018, and December 31, 2017, was $3.7 million and $3.9 million, respectively.

(5)	OTHER ASSETS (in thousands)

	June 30,	December 31,
	2018	2017
Advanced coal royalties	$10,396	$9,720
Marketable equity securities at fair value (restricted)*	2,017	2,148
Other	2,385	2,792
Total other assets	$14,798	$14,660

*Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

(6)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (in thousands)

	June 30,	December 31,
	2018	2017
Accounts payable	$6,924	$4,008
Goods received not yet invoiced	5,005	5,574
Accrued property taxes	2,782	2,751
Workers' compensation	3,800	2,969
Other	7,274	5,813
Total accounts payable and accrued liabilities	$25,785	$21,115

(7)	OTHER INCOME (in thousands)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Equity income - Savoy	$-	$256	$-	$44
Equity income (loss) - Sunrise Energy	(156)	2	(73)	(17)
Loss on disposal of Savoy	(538)	-	-
MSHA reimbursements	653	1,636	150	1,250
Other	439	587	244	206
Total other income	$398	$2,481	$321	$1,483

(8)	SELF-INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among eleven mining units spread out over 18 miles. The historical cost of such equipment was approximately $267 million and $258 million for the periods ended June 30, 2018 and December 31, 2017, respectively.

Restricted cash of $4.2 million and $3.8 million for the periods ended June 30, 2018 and December 31, 2017, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(9)	NET INCOME (LOSS) PER SHARE

We compute net income (loss) per share using the two-class method, which is an allocation formula that determines net income (loss) per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table sets forth the computation of net income (loss) allocated to common shareholders (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$2,109	$7,803	$(23)	$389
(Earnings) loss allocated to RSUs	(49)	(304)	1	(16)
Net income (loss) allocated to common shareholders	$2,060	$7,499	$(22)	$373

(10)	INCOME TAXES

For interim period reporting, we record income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items and statutory rates in states in which we operate. Our effective tax rate for the six months ended June 30, 2018 and June 30, 2017 was 2% and 11%, respectively. Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

(11)	RESTRICTED STOCK UNITS (RSUs)

Non-vested grants at December 31, 2017	944,500
Granted	-
Vested - weighted average share price on vesting date was $6.65	(223,500)
Forfeited	(8,000)
Non-vested grants at June 30, 2018	713,000

The 223,500 shares that vested during the six months ended June 30, 2018, had a value of $1.5 million. Under our RSU plan, participants are allowed to relinquish shares to pay for their required statutory income taxes.

For the six months ended June 30, 2018, and 2017, our stock-based compensation was $2.4 million and $5.4 million, respectively. For the three months ended June 30, 2018 and 2017, our stock based compensation was $.4 and $4.6 million, respectively.

Non-vested RSU grants will vest as follows:

Vesting Year	RSUs Vesting
2018	121,250
2019	309,250
2020	176,250
2021	106,250
713,000

The outstanding RSUs have a value of $5.1 million based on the June 29, 2018, closing stock price of $7.14.

At June 30, 2018, we had 1,402,325 RSUs available for future issuance.

(12)	REVENUE

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

Our revenue is derived from sales to customers of coal produced at our facilities. Our customers purchase coal directly from our mine sites and our Princeton Loop, where the sale occurs and where title, risk of loss, and control typically pass to the customer at that point. Our customers arrange for and bear the costs of transporting their coal from our mines to their plants or other specified discharge points. Our customers are typically domestic utility companies. Our coal sales agreements with our customers are fixed-priced, fixed-volume supply contracts, or include a predetermined escalation in price for each year. Price re-opener and index provisions may allow either party to commence a renegotiation of the contract price at a pre-determined time. Price re-opener provisions may automatically set a new price based on prevailing market price or, in some instances, require us to negotiate a new price, sometimes within specified ranges of prices. The terms of our coal sales agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of these contracts vary by customer.

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

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. 72% and 70% of our coal revenue for the six months and three months ending June 30, 2018, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Kentucky, North Carolina, and Florida. 67% and 64% of our coal revenue for the six months and three months ending June 30, 2017, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Kentucky and Florida.

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

We have remaining performance obligations relating to fixed priced contracts of approximately $542 million, which represent the average fixed prices on our committed contracts as of June 30, 2018. We expect to recognize approximately 68% of this revenue through 2019, with the remainder recognized thereafter. We have remaining performance obligations relating to index priced contracts or contracts with price reopeners of approximately $330 million, which represents our estimate of the expected re-opener/indexed price on committed contracts as of June 30, 2018. We expect to recognize all of this income beginning in 2020.

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

As of June 30, 2018, we have expensed costs totaling $557,000 which are included in operating costs and expenses, exploration costs, and SG&A in our consolidated statements of comprehensive income (loss).

(14)	SUBSEQUENT EVENTS

On July 16, 2018, we declared a dividend of $.04 per share to shareholders of record as of July 31, 2018. The dividend is payable on August 17, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

Denver, Colorado

Results of Review of Interim Condensed Financial Statements

We have reviewed the condensed consolidated balance sheet of Hallador Energy Company (the "Company") and subsidiaries as of June 30, 2018, and the related condensed consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, the condensed consolidated statement of stockholders’ equity for the six-month period ended June 30, 2018, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 6, 2018

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

We have 20.6 million tons contracted for the next five years (2018 to 2022), which represents 59% of our forecasted sales for those same years. As a result of additional sales completed in the first quarter, we are raising our sales guidance from 6.8 to 7.0 million tons for 2018. The majority of our 2018 sales will be delivered in the second six months of the year.  Additionally, we anticipate our sales price to be higher in the second six months of 2018 as lower price contracts were delivered during the first six months. The table below reflects our projected tons.

	Targeted	*Contracted		Estimated
	tons	tons		price
Year	(millions)	(millions)	% Committed	per ton
2018	7.0	7.0	100%	$40
2019	7.0	5.2	74%	$41

*Some of our contracts contain language that allows our customers to increase or decrease tonnages throughout the year. In some cases, our customers are required to purchase their additional tonnage needs from us.

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

LIQUIDITY AND CAPITAL RESOURCES

As set forth in our unaudited condensed consolidated statements of cash flows, cash provided by operations was $15.9 million and $24.0 million for the six months ended June 30, 2018 and 2017, respectively. Our capex budget for the next six months is $16 million, of which $6 million is for maintenance capex. Cash provided by operations for the next six months is expected to fund our maintenance capital expenditures, debt service, and dividend.

Our coal inventory increased from $12.8 million at December 31, 2017, to $34.4 million at June 30, 2018. We increased inventory to prepare for substantially higher sales shipments in the second six months of 2018, to build a base of inventory at our new Princeton Loop and to prepare for the reopening of the Carlisle Mine.  We expect our coal inventories to drop by the end of the year, but to remain higher than December 31, 2017 balance due to new stockpiles at the Princeton Loop and Carlisle.

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. In the event we are not able to perform reclamation, which is presented as asset retirement obligations (ARO) in our accompanying unaudited consolidated balance sheets, we have surety bonds totaling $26 million to pay for ARO.

CAPITAL EXPENDITURES (capex)

For the first six months of 2018, capex was $19.7 million allocated as follows (in millions):

Oaktown – investment	$1.7
Oaktown – maintenance capex	10.5
Princeton Rail Loop	5.4
Hourglass - investment	1.5
Other	0.6
Capex per the Unaudited Condensed Consolidated Statements of Cash Flows	$19.7

RESULTS OF OPERATIONS

Quarterly coal sales and cost data (in thousands, except per ton and percentage data) are provided below. Per ton calculations below are based on tons sold.

Coal Mines	3rd 2017	4th 2017	1st 2018	2nd 2018	T4Qs
Tons produced	1,487	1,561	1,975	1,983	7,006
Tons sold	1,786	1,685	1,707	1,477	6,655
Coal sales	$73,896	$68,922	$66,787	$56,922	$266,527
Average price/ton	$41.38	$40.90	$39.13	$38.54	$40.05
Wash plant recovery in %	70%	68%	69%	73%
Operating costs	$54,354	$52,025	$46,640	$38,809	$191,828
Average cost/ton	$30.43	$30.88	$27.32	$26.28	$28.82
Margin	$19,542	$16,897	$20,147	$18,113	$74,699
Margin/ton	$10.94	$10.03	$11.80	$12.26	$11.22
Capex	$9,473	$7,294	$10,428	$7,784	$34,979
Maintenance capex	$2,961	$2,520	$5,772	$5,058	$16,311
Maintenance capex/ton	$1.66	$1.50	$3.38	$3.42	$2.45

Coal Mines	3rd 2016	4th 2016	1st 2017	2nd 2017	T4Qs
Tons produced	1,501	1,640	1,917	1,647	6,705
Tons sold	1,485	1,739	1,555	1,548	6,327
Coal sales	$65,360	$71,495	$62,555	$62,829	$262,239
Average price/ton	$44.01	$41.11	$40.23	$40.59	$41.45
Wash plant recovery in %	68%	67%	71%	69%
Operating costs	$46,940	$50,663	$39,692	$44,079	$181,374
Average cost/ton	$31.61	$29.13	$25.53	$28.47	$28.67
Margin	$18,420	$20,832	$22,863	$18,750	$80,865
Margin/ton	$12.40	$11.98	$14.70	$12.11	$12.78
Capex	$3,935	$8,022	$5,144	$6,711	$23,812
Maintenance capex	$1,709	$5,301	$2,887	$3,032	$12,929
Maintenance capex/ton	$1.15	$3.05	$1.86	$1.96	$2.04

2018 v. 2017 (first six months)

For 2018, we sold 3,184,000 tons at an average price of $38.85/ton. For 2017 we sold 3,103,000 tons an average price of $40.41/ton. The decrease in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts. In the first six months of 2018, we shipped a greater proportion of our lower priced contracts, thus we anticipate a higher sales price of ~$40.50 in the last six months of the year. In addition to the higher sales price, we expect to ship 3.8 million tons in the last six months of 2018, which will result in a strong finish to the year.

Operating costs for all of our coal mines averaged $26.84/ton and $27.00/ton for the six months ended June 30, 2018 and 2017, respectively.  Our mines have consistently averaged less than $29.00/ton for the prior four and eight quarter periods.  Thus, we are proud to see our operating costs ~$2/ton lower than our historical averages.  Oaktown operating costs were $25.01/ton and $24.73/ton for the six months ended June 30, 2018 and 2017, respectively.  These costs are also well below our prior guidance of $28-$30/ton for Oaktown.  For the remainder of 2018, we expect Oaktown’s operating cost to be $28-$30/ton.

We expect operating costs associated with the idled Prosperity mine to be $0.7 million for the remainder of 2018. Prosperity and Carlisle operating costs were $3.5 million during the six months ended June 30, 2018. As a result of increasing demand and inquiries we are experiencing for Carlisle coal qualities, we re-opened the Carlisle mine in July 2018. We expect to produce 325,000 to 350,000 tons at the Carlisle mine during the last six months of 2018.

DD&A increased approximately $3.1 million in the first six months of 2018 when compared to 2017. A portion of our assets are depreciated based on raw production which increased in 2018. We also incurred significant asset additions in 2017 such as the new elevator at Oaktown 1 which did not go into service until the fourth quarter of 2017.

SG&A expenses decreased approximately $2.9 million in the first six months of 2018 when compared to 2017. In May 2017, a stock bonus totaling $3.8 million was awarded to company executives. No such award occurred in 2018. In March 2018, accelerated vesting of restricted stock units totaling $1.5 million occurred due to the passing of our former Chairman, Victor Stabio. We expect SG&A for the remainder of 2018 to be $5.0 million.

Our Sunrise Coal employees totaled 790 at June 30, 2018, compared to 717 at June 30, 2017. We increased our head count in preparation for increased shipments in the second six months of the year and the reopening of the Carlisle Mine.

2018 v. 2017 (second quarter)

For 2018, we sold 1,477,000 tons at an average price of $38.54/ton. For 2017 we sold 1,548,000 tons at an average price of $40.59/ton. The decrease in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts. The decrease in tons sold was due in part to transportation issues with the railroad. We expect to make up the tons over the remainder of 2018.

Operating costs for all coal mines averaged $26.28/ton ($23.95/ton at our operating Oaktown mines) in 2018 and $28.47/ton ($26.30/ton at our operating Oaktown mines) in 2017. As noted above, our operating costs for the quarter are below our guidance of $28-$30/ton as we continue to experience outstanding production. Prosperity and Carlisle operating costs were $1.9 million during the three months ended June 30, 2018.

DD&A increased approximately $2.0 million in the second quarter of 2018 when compared to the second quarter of 2017. A portion of our assets are depreciated based on raw production which has been increasing in 2018. We also incurred significant asset additions in 2017 such as the new elevator at Oaktown 1 which did not go into service until the fourth quarter of 2017.

SG&A expenses decreased approximately $4.1 million in the second quarter of 2018 when compared to the second quarter of 2017 due to a stock bonus totaling $3.8 million awarded to company executives in May 2017.

CURRENT PROJECTS

Hourglass Sands

In February 2018, we invested $4 million in Hourglass Sands, LLC, a permitted frac sand mining company in the State of Colorado. In April 2018, we closed on the purchase of a commercial sand dryer and contracted with a third party to process our sand in Colorado Springs, Colorado.

We began producing raw sand in Colorado in June 2018.  We anticipate shipping sand to customers beginning in the fourth quarter of 2018. We do not anticipate Hourglass being profitable in 2018 but are excited about its growth potential in future years. Currently, we believe we control the only permitted frac sand mine in the State of Colorado.

Princeton Rail Loop

The Princeton loop, which provides access to new markets and customers, was completed and our first coal trains were delivered to customers in May 2018. The facility is a truck to rail transload facility located six miles east of Princeton, IN and is capable of loading 135 car unit trains in less than four hours. The new facility primarily serves utility coal plants served by Norfolk Southern Railway Company. We expect to ship 625,000 tons during the last six months of 2018 from this facility.

EARNINGS (LOSS) PER SHARE

	3rd 2017	4th 2017	1st 2018	2nd 2018
Basic and diluted	$.13	$.69	$.07	$(.00)

	3rd 2016	4th 2016	1st 2017	2nd 2017
Basic and diluted	$.14	$(.13)	$.25	$.01

INCOME TAXES

Our effective tax rate (ETR) was estimated at 2% and 11% for the six months ended June 30, 2018 and 2017, respectively. Assuming no changes in our expected results of operations, we expect our ETR for the remainder of 2018 to be about the same as the first six months. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference.

MSHA REIMBURSEMENTS

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies. After applying the provisions of ASU 2014-09, as of June 30, 2018, we do not consider unreimbursed costs from our customers related to these compliance matters to be material and have constrained such amounts and will recognize them when they can be estimated with certainty.

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

We have analyzed our filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We identified our federal tax return and our Indiana state tax return as “major” tax jurisdictions. We believe that our income tax filing positions and deductions would be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position.

Yorktown Distributions

As disclosed in our 8-K filed on May 15, 2018, Yorktown Energy Partners VII, L.P. distributed 670,501 shares of Hallador common stock to its general and limited partners. Currently, the Yorktown Energy Partners VII, LP and its affiliated partners hold 4.79 million shares of our stock representing 15.9% of total shares outstanding.  We were advised that the distributed shares could be sold immediately.

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

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

See Exhibit 95 to this Form 10-Q for a listing of our mine safety violations.

ITEM 6. EXHIBITS

10.1	Third Amended and Restated Credit Agreement dated May 21, 2018
15	Letter Regarding Unaudited Interim Financial Information
31.1	SOX 302 Certification
31.2	SOX 302 Certification
32	SOX 906 Certification
95	Mine Safety Disclosures
101	Interactive Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: August 6, 2018	/s/ Lawrence D. Martin
Lawrence D. Martin, CFO and CAO

