Form 10-Q
period 2018-09-30
HALLADOR ENERGY CO
filed 2018-11-05
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
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

As of November 2, 2018, we had 30,176,990 shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$16,903	$12,483
Restricted cash (Note 8)	4,503	3,811
Certificates of deposit	493	1,495
Marketable securities	1,888	1,907
Accounts receivable	15,938	16,762
Prepaid income taxes	1,244	2,899
Inventory	29,542	12,804
Parts and supplies	10,775	10,043
Prepaid expenses	15,885	9,433
Total current assets	97,171	71,637
Property, plant and equipment, at cost:
Land and mineral rights	130,156	129,724
Buildings and equipment	375,626	356,911
Mine development	140,030	136,762
Total property, plant and equipment, at cost	645,812	623,397
Less - accumulated DD&A	(235,889)	(203,391)
Total property, plant and equipment, net	409,923	420,006
Equity method investments (Note 4)	3,654	11,890
Other assets (Note 5)	15,288	14,660

Total assets	$526,036	$518,193
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net (Note 3)	$23,555	$33,171
Accounts payable and accrued liabilities (Note 6)	26,671	21,115
Total current liabilities	50,226	54,286
Long-term liabilities:
Bank debt, net (Note 3)	168,462	165,773
Deferred income taxes	28,608	28,728
Asset retirement obligations (ARO)	14,171	13,506
Other	7,184	6,577
Total long-term liabilities	218,425	214,584
Total liabilities	268,651	268,870
Redeemable noncontrolling interests (Note 13)	4,000	-
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 100,000 shares authorized; 30,177 and 29,955 shares outstanding, respectively	301	299
Additional paid-in capital	100,617	97,873
Retained earnings	152,467	150,236
Accumulated other comprehensive income (AOCI)	-	915
Total stockholders’ equity	253,385	249,323
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$526,036	$518,193

See accompanying notes.

Hallador Energy Company
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Coal sales	$202,764	$199,280	$79,055	$73,896
Other income (Note 7)	1,065	3,053	667	572
Total revenue	203,829	202,333	79,722	74,468
Costs and expenses:
Operating costs and expenses	145,744	138,125	60,230	54,354
DD&A	32,764	28,533	10,815	9,729
ARO accretion	866	640	293	219
Exploration costs	811	566	279	152
SG&A	8,883	12,095	2,519	2,859
Interest (1)	10,284	9,662	3,261	3,229
Total costs and expenses	199,352	189,621	77,397	70,542

Income before income taxes	4,477	12,712	2,325	3,926

Income tax expense (benefit):
Current	(426)	(1,158)	(204)	(2,532)
Deferred	(120)	2,151	(385)	2,542
Total income tax expense (benefit)	(546)	993	(589)	10

Net income*	$5,023	$11,719	$2,914	$3,916

Net income per share (Note 9):
Basic and diluted	$0.16	$0.38	$0.09	$0.13

Weighted average shares outstanding:
Basic and diluted	30,038	29,603	30,177	29,774

*There is no material difference between net income and comprehensive income.

(1)       Interest expense for the nine months ended September 30, 2018 and 2017 includes $136 and $(476), respectively, for the net change in the estimated fair value of our interest rate swaps. Such amounts were $(708) and $(36) for the three months ended September 30, 2018 and 2017, respectively.

See accompanying notes.

Hallador Energy Company
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Cash provided by operating activities	$30,284	$47,998

Investing activities:
Capital expenditures	(25,519)	(21,328)
Proceeds from sale of equipment	64	506
Proceeds from maturities of certificates of deposit	1,000	4,580
Proceeds from sale of Savoy	8,000	-
Cash used in investing activities	(16,455)	(16,242)

Financing activities:
Payments of bank debt	(27,280)	(27,875)
Borrowings of bank debt	19,000	-
Debt issuance costs	(730)	-
Proceeds from noncontrolling interests (Note 13)	4,000	-
Dividends	(3,707)	(3,651)
Cash used in financing activities	(8,717)	(31,526)

Increase in cash, cash equivalents, and restricted cash	5,112	230
Cash, cash equivalents, and restricted cash, beginning of period	16,294	12,605
Cash, cash equivalents, and restricted cash, end of period	$21,406	$12,835

Cash, cash equivalents, and restricted cash consist of the following:

	September 30,
	2018	2017
Cash and cash equivalents	$16,903	$9,407
Restricted cash	4,503	3,428
	$21,406	$12,835

Non-cash activity:

Upon the formation of Hourglass Sands, LLC in 2018, we acquired assets by assuming a liability of $1.1 million.

Additional financing costs of $5.7 million were incurred at the closing of the new credit facility in May 2018.

See accompanying notes.

Hallador Energy Company

Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Total
Balance, December 31, 2017	29,955	$299	$97,873	$150,236	$915	$249,323
Impact from adoption of ASU 2018-02 and ASU 2016-01 (Note 1)	-	-	-	915	(915)	-
Stock-based compensation	-	-	2,755	-	-	2,755
Stock issued on vesting of RSUs	223	2				2
Taxes paid on vesting of RSUs	(1)	-	(11)	-	-	(11)
Dividends	-	-	-	(3,707)	-	(3,707)
Net income	-	-	-	5,023	-	5,023
Balance, September 30,2018	30,177	$301	$100,617	$152,467	$-	$253,385

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

The results of operations and cash flows for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2018. To maintain consistency and comparability, certain 2017 amounts have been reclassified to conform to the 2018 presentation.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our condensed consolidated financial statements filed as part of our 2017 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

The condensed consolidated financial statements include the accounts of Hallador Energy Company (hereinafter known as, “we, us, or our”) and its wholly-owned subsidiaries Sunrise Coal, LLC (Sunrise) and Hourglass Sands, LLC (Hourglass), and Sunrise’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Sunrise is engaged in the production of steam coal from mines located in western Indiana. Hourglass is in the development stage and is engaged in the production of frac sand in the State of Colorado (see Note 13).

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

In January 2017, the FASB issued new guidance to assist in determining if a set of assets and activities being acquired or sold is a business (ASU 2017-01). It also provided a framework to assist entities in evaluating whether both an input and a substantive process are present, which at a minimum, must be present to be considered a business. We have adopted the new standard as of January 1, 2018. The standard does not have an impact on our historical recognition of asset acquisitions and business combinations. However, we expect there may be an impact on how we account for such acquisitions in the future.

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

Carlisle Mine

In July 2018, we restarted production at the Carlisle Mine and began shipping coal to customers. We conducted a review of the Carlisle Mine assets as of September 30, 2018, based on estimated future net cash flows, and determined that no impairment to the aggregate net carrying value of $105 million was necessary. If in future periods we reduce our estimate of the future net cash flows attributable to the Carlisle Mine, it may result in future impairment of such assets and such charges could be significant.

Bulldog Reserves

In October 2017, we entered into an agreement to sell land associated with the Bulldog Mine for $4.9 million. As part of the transaction, we hold the rights to repurchase the property for eight years at the original sale price of $4.9 million plus interest. We are accounting for the sale as a financing transaction with the liability recorded in other long-term liabilities. The Bulldog Mine assets had an aggregate net carrying value of $15 million at September 30, 2018. Also, in October 2017, the Illinois Department of Natural Resources (ILDNR) notified us that our mine application, along with modifications, was acceptable. In October 2018, we paid the required fee and bond and the permit is expected to be issued prior to December 31, 2018. We have determined that no impairment is necessary. If estimates inherent in the assessment change, it may result in future impairment of the assets.

(3)	BANK DEBT

On May 21, 2018, we executed the Third Amended and Restated Credit Agreement with PNC, as administrative agent for our lenders. The $267 million credit facility is a combination of a $147 million term loan and $120 million revolver. The credit facility extends the term through May 21, 2022, reduces the debt service requirements, changes the borrower from Sunrise Coal to Hallador, and allows for investments in Hourglass Sands. The credit facility is collateralized primarily by Hallador’s assets. Our borrowing capacity increased by $6 million as of the effective date of the amended agreement.

Liquidity

Our bank debt at September 30, 2018, was $200 million (term - $136 million, revolver - $64 million). As of September 30, 2018, we had additional borrowing capacity of $56 million and total liquidity of $75 million.

Fees

Bank fees and other costs incurred in connection with the amended credit agreement and unamortized costs incurred in connection with the initial facility and a subsequent amendment totaled $8.8 million. These costs were deferred and are being amortized over the term of the loan. Unamortized costs as of September 30, 2018 and December 31, 2017 were $8.0 million and $3.0 million, respectively.

Covenants

The credit facility includes a Maximum Leverage Ratio (consolidated funded debt / trailing twelve months adjusted EBITDA), calculated as of the end of each fiscal quarter for the trailing twelve months, not to exceed the amounts below:

Fiscal Periods Ending	Ratio
September 30, 2018 through March 31, 2019	3.75 to 1.00
June 30, 2019 and September 30, 2019	3.50 to 1.00
December 31, 2019 through September 30, 2020	3.25 to 1.00
December 31, 2020 through September 30, 2021	3.00 to 1.00
December 31, 2021 and each fiscal quarter thereafter	2.75 to 1.00

The credit facility also requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA / annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.25 to 1 through the maturity of the credit facility.

At September 30, 2018, our Leverage Ratio was 2.73, and our Debt Service Coverage Ratio was 2.12. Therefore, we were in compliance with those two ratios.

Rate

The interest rate on the facility ranges from LIBOR plus 3.00% to LIBOR plus 4.50%, depending on our Leverage Ratio. We entered into swap agreements to fix the LIBOR component of the interest rate to achieve an effective fixed rate of ~6% on the original term loan balance and on $53 million of the revolver. At September 30, 2018, we are paying LIBOR of 2.26% plus 4.00% for a total interest rate of 6.26%.

Bank debt, less debt issuance costs, is presented below (in thousands):

	September 30,	December 31,
	2018	2017
Current debt	$25,725	$35,000
Less debt issuance cost	(2,170)	(1,829)
Net current portion	$23,555	$33,171

Long-term debt	$174,250	$166,992
Less debt issuance cost	(5,788)	(1,219)
Net long-term portion	$168,462	$165,773

(4)	EQUITY METHOD INVESTMENTS

Savoy Energy, L.P.

On March 9, 2018, we sold our entire 30.6% partnership interest to Savoy for $8 million. The carrying value of the investment included in our consolidated balance sheets as of December 31, 2017, was $8.0 million. Our net proceeds were $7.5 million after commissions paid to a related party, which were applied to our bank debt as required under the agreement. The sale resulted in a loss of $538,000 for the three months and nine months ended March 31, 2018 and September 30, 2018, respectively.

Sunrise Energy, LLC

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for oil, gas and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our consolidated balance sheets as of September 30, 2018, and December 31, 2017, was $3.7 million and $3.9 million, respectively.

(5)	OTHER ASSETS (in thousands)

	September 30,	December 31,
	2018	2017
Advanced coal royalties	$10,600	$9,720
Marketable equity securities at fair value (restricted)*	2,089	2,148
Other	2,599	2,792
Total other assets	$15,288	$14,660

*Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

(6)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (in thousands)

	September 30,	December 31,
	2018	2017
Accounts payable	$5,215	$4,008
Goods received not yet invoiced	5,114	5,574
Accrued property taxes	3,170	2,751
Workers' compensation	4,541	2,969
Other	8,631	5,813
Total accounts payable and accrued liabilities	$26,671	$21,115

(7)	OTHER INCOME (in thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Equity income - Savoy	$-	$409	$-	$153
Equity income (loss) - Sunrise Energy	(198)	18	(42)	16
Loss on disposal of Savoy	(538)	-	-	-
MSHA reimbursements	833	1,725	180	89
Other	968	901	529	314
Total other income	$1,065	$3,053	$667	$572

(8)	SELF-INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among eleven mining units spread out over 18 miles. The historical cost of such equipment was approximately $269 million and $258 million as of September 30, 2018 and December 31, 2017, respectively.

Restricted cash of $4.5 million and $3.8 million as of September 30, 2018 and December 31, 2017, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(9)	NET INCOME PER SHARE

We compute net income per share using the two-class method, which is an allocation formula that determines net income per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table sets forth the computation of net income allocated to common shareholders (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$5,023	$11,719	$2,914	$3,916
Earnings allocated to RSUs	(116)	(444)	(67)	(153)
Net income allocated to common shareholders	$4,907	$11,275	$2,847	$3,763

(10)	INCOME TAXES

For interim period reporting, we record income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items and statutory rates in states in which we operate. Our effective tax rate for the nine months ended September 30, 2018 and September 30, 2017 was (12)% and 8%, respectively. Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.

(11)	RESTRICTED STOCK UNITS (RSUs)

Non-vested grants at December 31, 2017	944,500
Granted	-
Vested - weighted average share price on vesting date was $6.65	(223,500)
Forfeited	(10,000)
Non-vested grants at September 30, 2018	711,000

The 223,500 shares that vested during the nine months ended September 30, 2018, had a value of $1.5 million. Under our RSU plan, participants are allowed to relinquish shares to pay for their required statutory income taxes.

For the nine months ended September 30, 2018, and 2017, our stock-based compensation was $2.8 million and $6.4 million, respectively. For the three months ended September 30, 2018 and 2017, our stock-based compensation was $0.4 million and $1.0 million, respectively.

Non-vested RSU grants will vest as follows:

Vesting Year	RSUs Vesting
2018	121,250
2019	307,250
2020	176,250
2021	106,250
711,000

The outstanding RSUs have a value of $4.4 million based on the September 28, 2018, closing stock price of $6.22.

At September 30, 2018, we had 1,404,325 RSUs available for future issuance.

(12)	REVENUE

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

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. 74% and 77% of our coal revenue for the nine months and three months ending September 30, 2018, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Kentucky, North Carolina, and Florida. 65% and 61% of our coal revenue for the nine months and three months ending September 30, 2017, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Kentucky and Florida.

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

We have remaining performance obligations relating to fixed priced contracts of approximately $629 million, which represent the average fixed prices on our committed contracts as of September 30, 2018. We expect to recognize approximately 54% of this revenue through 2019, with the remainder recognized thereafter. We have remaining performance obligations relating to index priced contracts or contracts with price reopeners of approximately $330 million, which represents our estimate of the expected re-opener/indexed price on committed contracts as of September 30, 2018. We expect to recognize all of this income beginning in 2020.

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

In February 2018, a Yorktown company associated with one of our directors also invested $4 million in Hourglass in return for a royalty interest in Hourglass. This investment coupled with our $4 million investment brings the initial capitalization of Hourglass to $8 million. We report the royalty interest as a redeemable noncontrolling interest in the consolidated balance sheets. A representative of the Yorktown company holds a seat on the board of managers, and, with a change of control, the Yorktown company may be entitled to receive a portion of the net proceeds realized, as prescribed in the Hourglass operating agreement.

Below is a condensed Hourglass balance sheet as of September 30, 2018 and a condensed statement of operations for the nine months ended September 30, 2018. Current assets include cash totaling $4.2 million and sand inventory totaling $0.8 million. Expenses are included in operating costs and expenses, exploration costs, and SG&A in our consolidated statements of comprehensive income.

Condensed Balance Sheet

Current assets	$5,054
Property and equipment	2,575
Total assets	$7,629

Total liabilities	$500
Redeemable noncontrolling interests	4,000
Members' equity	3,129
Total liabilities and equity	$7,629

Condensed Statement of Operations

Revenue	$36
Expenses	907
Net loss	$(871)

(14)	SUBSEQUENT EVENTS

On October 15, 2018, we declared a dividend of $.04 per share to shareholders of record as of October 31, 2018. The dividend is payable on November 16, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

RESULTS OF REVIEW OF INTERIM CONDENSED FINANCIAL STATEMENTS

We have reviewed the condensed consolidated balance sheet of Hallador Energy Company (the "Company") and subsidiaries as of September 30, 2018, and the related condensed consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2018, the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2018, the condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 2018, and the related notes (collectively referred to as the "interim financial statements"). Based on our review, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR REVIEW RESULTS

These interim financial statements are the responsibility of the Company's management. We conducted our review in accordance with the standards of the Public Company Oversight Board (United States) (“PCAOB”). We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Plante & Moran, PLLC

Denver, Colorado

November 5, 2018

To the Board of Directors and Stockholders

Hallador Energy Company

Denver, Colorado

We have reviewed the accompanying condensed consolidated balance sheet of Hallador Energy Company and subsidiaries (the “Company”) as of September 30, 2017, the related condensed consolidated statements of comprehensive income for the nine and three-month periods ended September 30, 2017, the condensed consolidated statements of cash flows for the nine-month period ended September 30, 2017, and the condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2017.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information referred to above for it to be in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated March 12, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ EKS&H LLLP

Denver, Colorado

March 12, 2018

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

OUR COAL CONTRACTS

As a result of additional sales, we are raising our 2018 sales guidance to 7.3 million tons, of which we anticipate delivering over 2.1 million tons in the 4th quarter of 2018 (an 8.4 million ton annualized pace). We have added six new customers this year, bringing our current contracted customer total to 15. These new customers reside in Indiana, North Carolina, South Carolina, Georgia, and Alabama. We attribute our sales growth to the recent addition of our Princeton Rail Loop, the strong export market removing tons from the domestic market, and a hot summer. Our significant customers include Duke Energy Corporation (NYSE: DUK), Hoosier Energy, an electric cooperative, Indianapolis Power & Light Company (IPL), a wholly-owned subsidiary of The AES Corporation (NYSE: AES), Vectren Corporation (NYSE: VVC), and Orlando Utility Commission (OUC).

When looking at the remainder of 2018 through 2022, we have 19.6 million tons sold, which represents ~63% of our sales at a ~7.3 million ton annualized pace. The table below reflects our projected tons.

	Targeted	*Contracted		Estimated
	tons	tons		price
Year	(millions)	(millions)	% Committed	per ton
2018	7.3	7.3	100%	$40
2019	7.3	6.1	84%	$41

__________________

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

LIQUIDITY AND CAPITAL RESOURCES

As set forth in our unaudited condensed consolidated statements of cash flows, cash provided by operations was $30 million and $48 million for the nine months ended September 30, 2018 and 2017, respectively. Management chose to increase coal inventory, which was $28.7 million at September 30, 2018 compared to $12.8 million at December 31, 2017, in anticipation of larger sales in the latter part of 2018, to build a base of inventory at our new Princeton Loop, and to increase inventory in connection with restarting production at the Carlisle Mine. This $15.9 million increase in coal inventory lessened cash provided by operations as compared to 2017. We expect our coal inventories to decrease by ~$7 million by December 31, 2018. Our projected capex budget for the remaining three months of 2018 is $6 million, of which $4 million is for maintenance capex. Cash provided by operations for the next three months is expected to fund our maintenance capital expenditures, debt service, and dividend.

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. In the event we are not able to perform reclamation, which is presented as asset retirement obligations (ARO) in our accompanying unaudited consolidated balance sheets, we have surety bonds totaling $26 million to pay for ARO.

CAPITAL EXPENDITURES (capex)

For the nine months of 2018, capex was $25.5 million allocated as follows (in millions):

Oaktown – investment	$2.6
Oaktown – maintenance capex	14.9
Princeton Rail Loop	5.9
Hourglass - investment	1.5
Other	0.6
Capex per the Unaudited Condensed Consolidated Statements of Cash Flows	$25.5

RESULTS OF OPERATIONS

Quarterly coal sales and cost data (in thousands, except per ton and percentage data) are provided below. Per ton calculations below are based on tons sold.

All Mines	4th 2017	1st 2018	2nd 2018	3rd 2018	T4Qs
Tons produced	1,561	1,975	1,983	1,713	7,232
Tons sold	1,685	1,707	1,477	1,962	6,831
Coal sales	$68,922	$66,787	$56,922	$79,055	$271,686
Average price/ton	$40.90	$39.13	$38.54	$40.29	$39.77
Wash plant recovery in %	68%	69%	73%	72%
Operating costs	$52,025	$46,640	$38,809	$60,132	$197,606
Average cost/ton	$30.88	$27.32	$26.28	$30.65	$28.93
Margin	$16,897	$20,147	$18,113	$18,923	$74,080
Margin/ton	$10.03	$11.80	$12.26	$9.64	$10.84
Capex	$7,294	$10,428	$7,784	$5,856	$31,362
Maintenance capex	$2,520	$5,772	$5,058	$4,639	$17,989
Maintenance capex/ton	$1.50	$3.38	$3.42	$2.36	$2.63

All Mines	4th 2016	1st 2017	2nd 2017	3rd 2017	T4Qs
Tons produced	1,640	1,917	1,647	1,487	6,691
Tons sold	1,739	1,555	1,548	1,786	6,628
Coal sales	$71,495	$62,555	$62,829	$73,896	$270,775
Average price/ton	$41.11	$40.23	$40.59	$41.38	$40.85
Wash plant recovery in %	67%	71%	69%	70%
Operating costs	$50,663	$39,692	$44,079	$54,354	$188,788
Average cost/ton	$29.13	$25.53	$28.47	$30.43	$28.48
Margin	$20,832	$22,863	$18,750	$19,542	$81,987
Margin/ton	$11.98	$14.70	$12.11	$10.94	$12.37
Capex	$8,022	$5,144	$6,711	$9,473	$29,350
Maintenance capex	$5,301	$2,887	$3,032	$2,961	$14,181
Maintenance capex/ton	$3.05	$1.86	$1.96	$1.66	$2.14

2018 v. 2017 (first nine months)

For 2018, we sold 5,146,000 tons at an average price of $39.40/ton. For 2017, we sold 4,889,000 tons an average price of $40.76/ton. The decrease in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts. We are contracted to ship in excess of 2.1 million tons during the last three months of 2018 at a price of ~$40.00/ton.

Operating costs for all of our active coal mines averaged $28.29/ton and $28.25/ton for the nine months ended September 30, 2018 and 2017, respectively. Our mines have consistently averaged less than $29.00/ton for the prior four and eight quarter periods. With the restart of production at the Carlisle mine in July 2018, our operating costs have increased, but we expect operating costs for our active mines to remain $28-$30/ton for the remainder of 2018.

We expect operating costs associated with the idled Prosperity mine to be $0.3 million for the remainder of 2018. Prosperity operating costs were $1.0 million during the nine months ended September 30, 2018.

DD&A increased approximately $4.2 million in the first nine months of 2018 when compared to 2017. A portion of our assets is depreciated based on raw production which has increased in 2018, thus as production increases so does our DD&A. Additionally, we began depreciating a new elevator at Oaktown 1 and assets relating to the Carlisle mine that had been idled since 2015.

SG&A expenses decreased approximately $3.2 million in the first nine months of 2018 when compared to 2017. In May 2017, a stock bonus totaling $3.8 million was awarded to company executives. No such award occurred in 2018. In March 2018, accelerated vesting of restricted stock units totaling $1.5 million occurred due to the passing of our former Chairman, Victor Stabio. We expect SG&A for the remainder of 2018 to be $2.5 million.

Our Sunrise Coal employees totaled 803 at September 30, 2018, compared to 714 at September 30, 2017. We increased our head count in preparation for increased shipments in the last six months of the year.

2018 v. 2017 (third quarter)

For 2018, we sold 1,962,000 tons at an average price of $40.29/ton. For 2017 we sold 1,786,000 tons at an average price of $41.38/ton. The decrease in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts. We are contracted to ship in excess of 2.1 million tons during the last three months of 2018 at a price of ~$40.00/ton.

Operating costs for all of our active coal mines averaged $30.65/ton in 2018 and $30.43/ton in 2017. Our operating costs for the quarter are slightly above our previous guidance of $28-$30/ton due in part to the restart of production at the Carlisle mine in July 2018. We expect operating costs for our active mines to remain $28-$30/ton for the remainder of 2018. Prosperity operating costs were $0.3 million during the three months ended September 30, 2018.

DD&A increased approximately $1.1 million in the third quarter of 2018 when compared to the third quarter of 2017. A portion of our assets are depreciated based on raw production which has increased in 2018, thus as production increases so does our DD&A. Additionally, we began depreciating a new elevator at Oaktown 1 and assets relating to the Carlisle mine that had been idled since 2015.

CURRENT PROJECTS

Hourglass Sands

In February 2018, we invested $4 million in Hourglass Sands, LLC, a permitted frac sand mining company in the State of Colorado. In April 2018, we closed on the purchase of a commercial sand dryer and contracted with a third party to process our sand in Colorado Springs, Colorado.

We began producing raw sand in Colorado in June 2018. We shipped test shipments of sand in September 2018 to two customers. We do not anticipate Hourglass being profitable in 2018 but are excited about its growth potential in future years. Currently, we believe we control the only permitted frac sand mine in the State of Colorado.

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

EARNINGS (LOSS) PER SHARE

	4th 2017	1st 2018	2nd 2018	3rd 2018
Basic and diluted	$.69	$.07	$(.00)	$.09

	4th 2016	1st 2017	2nd 2017	3rd 2017
Basic and diluted	$(.13)	$.25	$.01	$.13

INCOME TAXES

Our effective tax rate (ETR) was estimated at (12)% and 8% for the nine months ended September 30, 2018 and 2017, respectively. Assuming no changes in our expected results of operations, we expect our ETR for the remainder of 2018 to be about the same as the first nine months. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

MSHA REIMBURSEMENTS

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies. After applying the provisions of ASU 2014-09, as of September 30, 2018, we do not consider unreimbursed costs from our customers related to these compliance matters to be material and have constrained such amounts and will recognize them when they can be estimated with reasonable certainty.

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

Yorktown Distributions

As disclosed in our 8-K filed on August 16, 2018, Yorktown Energy Partners VII, L.P. distributed 868,405 shares of Hallador common stock to its general and limited partners. We were advised that the distributed shares could be sold immediately. Currently, the Yorktown Energy Partners VII, LP, and its affiliated partners hold 3,915,998 million shares of our stock representing 13% of total shares outstanding.

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

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. MINE SAFETY DISCLOSURES

Safety is a core value at Hallador Energy and our subsidiaries. As such we have dedicated a great deal of time, energy, and resources to creating a culture of safety. We are proud of the mine rescue team at Sunrise Coal whose current list of achievements include 1st place at the 2018 Indiana Mine Rescue Association Contest which was held in June 2018 and top 3 finishes at several other contests over the last year.

See Exhibit 95 to this Form 10-Q for a listing of our mine safety violations.

ITEM 6. EXHIBITS

15.1	Letter Regarding Unaudited Interim Financial Information – Plante Moran
15.2	Letter Regarding Unaudited Interim Financial Information - EKSH
31.1	SOX 302 Certification
31.2	SOX 302 Certification
32	SOX 906 Certification
95	Mine Safety Disclosures
101	Interactive Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: November 5, 2018	/s/ LAWRENCE D. MARTIN
Lawrence D. Martin, CFO and CAO