Form 10-K
period 2018-12-31
HALLADOR ENERGY CO
filed 2019-03-11
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See the definitions of "larger accelerated filer," "accelerated filer", "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☑ Accelerated filer
☐ Non-accelerated filer (do not check if a small reporting company)	☑ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates (public float) on June 29, 2018 was $125,602,524 based on the closing price reported that date by the NASDAQ of $7.14 per share.

As of March 8, 2019, we had 30,244,599 shares outstanding.

Portions of our Proxy Statement to be filed with the SEC in connection with our annual stockholders’ meeting are incorporated by reference into Part III of this Form 10-K. Our Annual Meeting of Shareholders will be held on May 23, 2019 in Terre Haute, IN.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements.”  These statements are based on our beliefs as well as assumptions made by, and information currently available to us.  When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

•	changes in competition in coal markets and our ability to respond to such changes;
•	changes in coal prices, which could affect our operating results and cash flows;
•	risks associated with the expansion of our operations and properties;
•	legislation, regulations, and court decisions and interpretations thereof, including those relating to the environment and the release of greenhouse gases, mining, miner health and safety, and health care;
•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
•	dependence on significant customer contracts, including renewing customer contracts upon expiration of existing contracts;
•	changing global economic conditions or in industries in which our customers operate;
•	recent action and the possibility of future action on trade made by the United States and foreign governments;
•	the effect of new tariffs and other trade measures;
•	liquidity constraints, including those resulting from any future unavailability of financing;
•	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
•	customer delays, failure to take coal under contracts or defaults in making payments;
•	adjustments made in price, volume or terms to existing coal supply agreements;
•	fluctuations in coal demand, prices, and availability;
•	changes in oil & gas prices, which could, among other things, affect our investments in oil & gas mineral interests;
•	our productivity levels and margins earned on our coal sales;
•	changes in raw material costs;
•	changes in the availability of skilled labor;
•	our ability to maintain satisfactory relations with our employees;
•	increases in labor costs, adverse changes in work rules, or cash payments or projections associated with post-mine reclamation and workers’ compensation claims;
•	increases in transportation costs and risk of transportation delays or interruptions;
•	operational interruptions due to geologic, permitting, labor, weather-related or other factors;
•	risks associated with major mine-related accidents, mine fires, mine floods or other interruptions;
•	results of litigation, including claims not yet asserted;
•	difficulty maintaining our surety bonds for mine reclamation;
•	decline in or change in the coal industry’s share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity, such as natural gas, nuclear energy, and renewable fuels;
•	difficulty in making accurate assumptions and projections regarding post-mine reclamation;
•	uncertainties in estimating and replacing our coal reserves;
•	a loss or reduction of benefits from certain tax deductions and credits;
•	difficulty obtaining commercial property insurance;
•	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
•	other factors, including those discussed in “Item 1A. Risk Factors.”

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

Mining Permits and Approvals

Numerous governmental permits or approvals are required for mining operations.  Applications for permits require extensive engineering and data analysis and presentation and must address a variety of environmental, health and safety matters associated with a proposed mining operation.  These matters include the manner and sequencing of coal extraction, the storage, use and disposal of waste and other substances and impacts on the environment, the construction of water containment areas, and reclamation of the area after coal extraction.  Meeting all requirements imposed by any of these authorities may be costly and may delay or prevent commencement or continuation of mining operations.

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

Mine Health and Safety Laws

Stringent safety and health standards have been imposed by federal legislation since the Federal Coal Mine Health, and Safety Act of 1969 (“CMHSA”) was adopted.  The Federal Mine Safety and Health Act of 1977 (“FMSHA”), and regulations adopted pursuant thereto, significantly expanded the enforcement of health and safety standards of the CMHSA, and imposed extensive and detailed safety and health standards on numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations, and numerous other matters.  MSHA monitors and rigorously enforces compliance with these federal laws and regulations.  In addition, the states where we operate have state programs for mine safety and health regulation and enforcement.  Federal and state safety and health regulations affecting the coal mining industry are perhaps the most comprehensive and rigorous system in the U.S. for protection of employee safety and have a significant effect on our operating costs.  Although many of the requirements primarily impact underground mining, our competitors in all of the areas in which we operate are subject to the same laws and regulations.

The FMSHA has been construed as authorizing MSHA to issue citations and orders pursuant to the legal doctrine of strict liability, or liability without fault, and FMSHA requires imposition of a civil penalty for each cited violation.  Negligence and gravity assessments and other factors can result in the issuance of various types of orders, including orders requiring withdrawal from the mine or the affected area, and some orders can also result in the imposition of civil penalties.  The FMSHA also contains criminal liability provisions.  For example, criminal liability may be imposed upon corporate operators who knowingly and willfully authorize, order or carry out violations of the FMSHA, or its mandatory health and safety standards.

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

In 2014, MSHA began implementation of a finalized new regulation titled “Lowering Miner’s Exposure to Respirable Coal Mine Dust, Including Continuous Personal Dust Monitors.”  The final rule implemented a reduction in the allowable respirable coal mine dust exposure limits, requires the use of sampling data taken from a single sample rather than an average of samples, and increases oversight by MSHA regarding coal mine dust and ventilation issues at each mine, including the approval process for ventilation plans at each mine, all of which increase mining costs. The second phase of the rule began in February 2016 and requires additional sampling for designated and other occupations using the new continuous personal dust monitor technology, which provides real-time dust exposure information to the miner.  Phase three of the rule began in August 2016 and resulted in lowering the current respirable dust level of 2.0 milligrams per cubic meter to 1.5 milligrams per cubic meter of air.  Compliance with these rules can result in increased costs on our operations, including, but not limited to, the purchasing of new equipment and the hiring of additional personnel to assist with monitoring, reporting, and recordkeeping obligations. On July 9, 2018, MSHA published a request for information to solicit stakeholder comments, data, and information for the development of a framework to conduct a retrospective study on the impact of the final rule, as well as a request for information and data on engineering controls and best practices used by mine operators to lower miners' exposure to respirable coal dust. The comment period for this request for information will close on July 9, 2019. It is uncertain whether MSHA will present additional proposed rules, or revisions to the final rule, following the closing of the comment period for the current request for information.

Additionally, in July 2014, MSHA proposed a rule addressing the “criteria and procedures for assessment of civil penalties.”  Public commenters have expressed concern that the proposed rule exceeds MSHA’s rulemaking authority and would result in substantially increased civil penalties for regulatory violations cited by MSHA.  MSHA last revised the process for proposing civil penalties in 2006 and, as discussed above, civil penalties increased significantly.  The notice-and-comment period for this proposed rule has closed, and it is uncertain when, or if, MSHA will present a final rule addressing these civil penalties.

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

In June 2016, MSHA published a request for information on Exposure of Underground Miners to Diesel Exhaust.  Following a comment period that closed in November 2016, MSHA received requests for MSHA and the National Institute for Occupational Safety and Health to hold a Diesel Exhaust Partnership to address the issues covered by MSHA's request for information.  The comment period for the request for information was reopened and closed in January 2018.  The comment period was reopened again in March 2018 and is scheduled to close in March 2019. It is uncertain what MSHA will do with this information.

In June 2018, MSHA published a request for information on Safety Improvement Technologies for Mobile Equipment at Surface Mines and for Belt Conveyors at Surface and Underground Mines. The comment period for the request for information closed on December 24, 2018. It is uncertain whether MSHA will present a proposed rule pertaining to safety improvement technologies for mobile equipment at surface mines or for belt conveyors at surface and underground mines.

Subsequent to passage of the MINER Act, Illinois, Kentucky, Pennsylvania, and West Virginia have enacted legislation addressing issues such as mine safety and accident reporting, increased civil and criminal penalties, and increased inspections and oversight. Additionally, state administrative agencies can promulgate administrative rules and regulations affecting our operations.  Other states may pass similar legislation or administrative regulations in the future.

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

Black Lung Benefits Act

The Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981 (“BLBA”) requires businesses that conduct current mining operations to make payments of black lung benefits to current and former coal miners with black lung disease and to some survivors of a miner who dies from this disease.  The BLBA levied a tax on coal sales of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price in order to compensate miners who are totally disabled due to black lung disease and some survivors of miners who died from this disease, and who were last employed as miners prior to 1970 or subsequently where no responsible coal mine operator has been identified for claims.  In addition, the BLBA provides that some claims for which coal operators had previously been responsible are or will become obligations of the government trust funded by the tax.  The Revenue Act of 1987 extended the termination date of this tax from January 1, 1996, to the earlier of January 1, 2014, or the date on which the government trust becomes solvent.  The Emergency Economic Stabilization Act of 2008 extended these rates through December 31, 2018. As of January 1, 2019, the excise tax rates have reverted to their original 1977 statutory levels of $0.50 per ton for underground-mined coal and $0.25 per ton for surface mined coal, but not to exceed 2% of the applicable sales price.

Workers’ Compensation and Black Lung

We provide income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws.  Workers’ compensation laws also compensate survivors of workers who suffer employment-related deaths.  We generally self-insure this potential expense using our actuary estimates of the cost of present and future claims. In addition, coal mining companies are subject to CMHSA, as amended, and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker's pneumoconiosis, or black lung. We also provide for these claims through self-insurance programs. Our actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and discount rates.

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

The Patient Protection and Affordable Care Act enacted in 2010 includes significant changes to the federal black lung program retroactive to 2005, including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and establishes a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition.  These changes could have a material impact on our costs expended in association with the federal black lung program.

Surface Mining Control and Reclamation Act

The Federal Surface Mining Control and Reclamation Act of 1977 (“SMCRA”) and similar state statutes establish operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining.  Currently, ~96% of our production capacity involves underground room and pillar mining (no surface subsidence), and ~4% involves surface mining. We do not engage in either mountain top removal or long-wall mining. SMCRA nevertheless requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of our mining activities.

SMCRA and similar state statutes require, among other things, that surface disturbance be restored in accordance with specified standards and approved reclamation plans.  SMCRA requires us to restore affected surface areas to approximate the original contours as contemporaneously as practicable.  Federal law and some states impose on mine operators the responsibility for replacing certain water supplies damaged by mining operations and repairing or compensating for damage to certain structures occurring on the surface as a result of mine subsidence, a consequence of longwall mining and possibly other mining operations.  We believe we are in compliance in all material respects with applicable regulations relating to reclamation.

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

The U.S. Office of Surface Mining Reclamation (“OSM”) published in November 2009 an Advance Notice of Proposed Rulemaking, announcing its intent to revise the Stream Buffer Zone (“SBZ”) rule published in December 2008.  The SBZ rule prohibits mining disturbances within 100 feet of streams if there would be a negative effect on water quality.  Environmental groups brought lawsuits challenging the rule, and in a March 2010 settlement, the OSM agreed to rewrite the SBZ rule.  In January 2013, the environmental groups reopened the litigation against OSM for failure to abide by the terms of the settlement.  Oral arguments were heard on January 31, 2014.  OSM published a notice in December 2014, to vacate the 2008 SBZ rule to comply with an order issued by the U.S. District Court for the District of Columbia.  OSM reimplemented the 1983 SBZ rule. Subsequent attempts by OSM to issue a revised stream protection rule met with Congressional opposition, ultimately resulting in the passage of a resolution under the Congressional Review Act that revoked OSM's stream protection rule and prevents the agency from promulgating a substantially similar rule absent future legislation. Whether Congress will enact future legislation to require a new stream protection rule remains uncertain.

In December 2009, the United States Environmental Protection Agency (“EPA”) issued proposed rules on coal combustion residues (“CCRs”) in 2010.  This final rule was published in December 2014.  The EPA's final rule does not address the placement of CCRs in minefills or non-minefill uses of CCRs at coal mine sites.  OSM has announced their intention to release a proposed rule to regulate placement and use of CCRs at coal mine sites, but, to date, no further action has been taken.  These actions by OSM potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities, and additional enforcement actions.

Bonding Requirements

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, and to satisfy other miscellaneous obligations.  These bonds are typically renewable on a yearly basis.  It has become increasingly difficult for our competitors and us to secure new surety bonds without posting collateral.  In addition, surety bond costs have increased while the market terms of surety bonds have generally become less favorable to us.  It is possible that surety bond issuers may refuse to renew bonds or may demand additional collateral upon those renewals.  Our failure to maintain or inability to acquire, surety bonds that are required by state and federal laws would have a material adverse effect on our ability to produce coal, which could affect our profitability and cash flow.

Air Emissions

The CAA and similar state and local laws and regulations regulate emissions into the air and affect coal mining operations.  The CAA directly impacts our coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, achieve certain emissions standards, or implement certain work practices on sources that emit various air pollutants.  The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants and other coal-burning facilities.  There have been a series of federal rulemakings focused on emissions from coal-fired electric generating facilities.  Installation of additional emissions control technology and any additional measures required under applicable state and federal laws and regulations related to air emissions will make it more costly to operate coal-fired power plants and possibly other facilities that consume coal and, depending on the requirements of individual state implementation plans (“SIPs”), could make coal a less attractive fuel alternative in the planning and building of power plants in the future.  A significant reduction in coal’s share of power generating capacity could have a material adverse effect on our business, financial condition and results of operations.  Since 2010, utilities have completed or formally announced the retirement or conversion of over 600 coal-fired electric generating units through 2030 in the United States, nearly 40% of the U.S. coal fleet.

In addition to the greenhouse gas (“GHG”) issues discussed below, the air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to, the following:

•	The EPA’s Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities. Sulfur dioxide is a by-product of coal combustion. Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility’s sulfur dioxide emissions in that year. Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions. In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA’s Acid Rain Program by switching to lower-sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or “scrubbers,” or by reducing electricity generating levels. These requirements would not be supplanted by a replacement rule for the Clean Air Interstate Rule (“CAIR”), discussed below.

•	The CAIR calls for power plants in 28 states and Washington, D.C. to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system in effect for acid rain. In June 2011, the EPA finalized the Cross-State Air Pollution Rule (“CSAPR”), a replacement rule for CAIR, which would have required 28 states in the Midwest and eastern seaboard to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would have commenced in 2012 with further reductions effective in 2014. However, in August 2012, the D.C. Circuit Court of Appeals vacated CSAPR, finding the EPA exceeded its statutory authority under the CAA and striking down the EPA’s decision to require federal implementation plans (“FIPs”), rather than SIPs, to implement mandated reductions. In its ruling, the D.C. Circuit Court of Appeals ordered the EPA to continue administering CAIR but proceed expeditiously to promulgate a replacement rule for CAIR. The U.S. Supreme Court granted the EPA’s certiorari petition appealing the D.C. Circuit Court of Appeals’ decision and heard oral arguments in December 2013. In April 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit Court of Appeals’ decision, concluding that the EPA’s approach is lawful. CSAPR has been reinstated, and the EPA began implementation of Phase 1 requirements in January 2015. In September 2016, the EPA finalized the CSAPR Update to respond to the remand by the D.C. Circuit Court of Appeals. Implementation of Phase 2 began in 2017. In December 2018, the EPA determined that the CSAPR Update rule satisfies "good neighbor" obligations for the 2008 national ambient air quality standards ("NAAQS") for ground-level ozone. Litigation is pending against the CSAPR Update in the D.C. Circuit Court of Appeals. The impacts of CSAPR Update are unknown at the present time due to the implementation of Mercury and Air Toxic Standards ("MATS"), discussed below, and the significant number of coal retirements that have resulted and that potentially will result from MATS.

•	In February 2012, the EPA adopted the MATS, which regulates the emission of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal and oil-fired power plants. In March 2013, the EPA finalized a reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits to levels attainable by existing control technologies. Appeals were filed, and oral arguments were heard by the D.C. Circuit Court of Appeals in December 2013. In April 2014, the D.C. Circuit Court of Appeals upheld MATS. In June 2015, the U.S. Supreme Court remanded the final rule back to the D.C. Circuit holding that the agency must consider cost before deciding whether regulation is necessary and appropriate. In December 2015, the EPA issued, for comment, the proposed Supplemental Finding. In April 2016, the EPA issued a final supplemental finding upholding the rule and concluding that a cost analysis supports the MATS rule. In April 2017, the D.C Circuit Court of Appeals granted the EPA's request to cancel oral arguments and ordered the case held in abeyance for an EPA review of the supplemental finding. In December 2018, the EPA issued a proposed Supplemental Cost Finding, as well as the CAA required "risk and technology review." Many electric generators have already announced retirements due to the MATS rule. Although various issues surrounding the MATS rule remain subject to litigation in the D.C. Circuit, the MATS rule has forced generators to make capital investments to retrofit power plants and could lead to additional premature retirements of older coal-fired generating units. The announced and possible additional retirements are likely to reduce the demand for coal. Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed. Regulation of mercury emissions by the EPA, states, or Congress may decrease the future demand for coal. We continue to evaluate the possible scenarios associated with CSAPR and MATS and the effects they may have on our business and our results of operations, financial condition or cash flows.

•	In January 2013, the EPA issued final Maximum Achievable Control Technology (“MACT”) standards for several classes of boilers and process heaters, including large coal-fired boilers and process heaters (“Boiler MACT”), which require owners of industrial, commercial, and institutional boilers to comply with standards for air pollutants, including mercury and other metals, fine particulates, and acid gases such as hydrogen chloride. Businesses and environmental groups have filed legal challenges to Boiler MACT in the D.C. Circuit Court of Appeals and petitioned the EPA to reconsider the rule. In December 2014, the EPA announced reconsideration of the standard and will accept public comment on five issues for its standards on area sources, will review three issues related to its major-source boiler standards, and four issues relating to commercial and solid waste incinerator units. Before reconsideration, the EPA estimated the rule would affect 1,700 existing major source facilities with an estimated 14,316 boilers and process heaters. While some owners would make capital expenditures to retrofit boilers and process heaters, a number of boilers and process heaters could be prematurely retired. Retirements are likely to reduce the demand for coal. In August 2016, the D.C. Circuit Court of Appeals vacated a portion of the rule while remanding portions back to the EPA. In December 2016, the D.C. Circuit Court of Appeals agreed to the EPA request to remand the rule back to the EPA without vacatur. In March 2018, the D.C. Circuit affirmed the rule's startup and shutdown work practice standards but remanded a portion of the rule to reconsider the EPA's decision to adopt the 130 ppm carbon monoxide limits. The impact of the regulations will depend on the EPA's reconsideration and the outcome of subsequent legal challenges.

•	The EPA is required by the CAA to periodically re-evaluate the available health effects information to determine whether the NAAQS should be revised. Pursuant to this process, the EPA has adopted more stringent NAAQS for fine particulate matter (“PM”), ozone, nitrogen oxide, and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards and other states will be required to develop new SIPs for areas that were previously in “attainment” but do not attain the new standards. In addition, under the revised ozone NAAQS, significant additional emissions control expenditures may be required at coal-fired power plants. Initial non-attainment determinations related to the revised sulfur dioxide standard became effective in October 2013. In addition, in January 2013, the EPA updated the NAAQS for fine particulate matter emitted by a wide variety of sources including power plants, industrial facilities, and gasoline and diesel engines, tightening the annual PM 2.5 standard to 12 micrograms per cubic meter. The revised standard became effective in March 2013. In November 2013, the EPA proposed a rule to clarify PM 2.5 implementation requirements to the states for current 1997 and 2006 non-attainment areas. In July 2016, the EPA issued a final rule for states to use in creating their plans to address particulate matter. In October 2015, the EPA published a final rule that reduced the ozone NAAQS from 75 to 70 ppb. Industry and state petitioners have filed challenges to the final rule as have several environmental groups. Attainment dates for the new standards range between 2013 and 2030, depending on the severity of the non-attainment. In April 2017, the D.C. Court of Appeals granted the EPA's request to cancel oral arguments and ordered the case held in abeyance for an EPA review of the 2015 Rule. In July 2009, the D.C. Circuit Court of Appeals vacated part of a rule implementing the ozone NAAQS and remanded certain other aspects of the rule to the EPA for further consideration. In June 2013, the EPA proposed a rule for implementing the 2008 ozone NAAQS. Under a consent decree published in the Federal Register in January 2017, the EPA has agreed to review the NAAQS for nitrogen oxides with a final decision due by 2018 and review the NAAQS for sulfur oxide with a final decision due by 2019. In July 2017, the EPA proposed to retain the current NAAQS for nitrogen oxides. The comment period for the proposal closed in September 2017. In June 2018, the EPA proposed to retain the existing sulfur oxide standards. The comment period for the proposal closed in August 2018. New standards may impose additional emissions control requirements on new and expanded coal-fired power plants and industrial boilers. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, our mining operations and our customers could be affected when the new standards are implemented by the applicable states, and developments might indirectly reduce the demand for coal.

•	The EPA’s regional haze program is designed to protect and improve visibility at and around national parks, national wilderness areas, and international parks. Under the program, states are required to develop SIPs to improve visibility. Typically, these plans call for reductions in sulfur dioxide and nitrogen oxide emissions from coal-fueled electric plants. In prior cases, the EPA has decided to negate the SIPs and impose stringent requirements through FIPs. The regional haze program, including particularly the EPA’s FIPs, and any future regulations may restrict the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas and may require some existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions. These requirements could limit the demand for coal in some locations. In June 2018, the EPA proposed to retain the existing sulfur oxide standards. The comment period for the proposal closed in August 2018.

•	The EPA’s new source review (“NSR”) program under the CAA in certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly increase emissions, to install more stringent air emissions control equipment. The Department of Justice, on behalf of the EPA, has filed lawsuits against a number of coal-fired electric generating facilities alleging violations of the NSR program. The EPA has alleged that certain modifications have been made to these facilities without first obtaining certain permits issued under the program. Several of these lawsuits have settled, but others remain pending. In addition, there are proposals to modify the NSR program as a part of the Affordable Clean Energy ("ACE") rule which is subject to current pending litigation as discussed below. Depending on the ultimate resolution of these cases, demand for coal could be affected.

Carbon Dioxide Emissions

Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide, which is considered a GHG.  Combustion of fuel for mining equipment used in coal production also emits GHGs.  Future regulation of GHG emissions in the U.S. could occur pursuant to future U.S. treaty commitments, new domestic legislation or regulation by the EPA.  Congress has considered various proposals to reduce GHG emissions, and it is possible federal legislation could be adopted in the future.  Internationally, the Kyoto Protocol set binding emission targets for developed countries that ratified it (the U.S. did not ratify, and Canada officially withdrew from its Kyoto commitment in 2012) to reduce their global GHG emissions.  The Kyoto Protocol was nominally extended past its expiration date of December 2012, with a requirement for a new legal construct to be put into place by 2015.  The United Nations Framework Convention on Climate Change met in Paris, France in December 2015 and agreed to an international climate agreement (Paris Agreement).  Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions.  These commitments could further reduce demand and prices for our coal. In June of 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement, which has a four-year exit process.   Future participation in the Paris Agreement by the U.S. remains uncertain.  However, many states, regions and governmental bodies have adopted GHG initiatives and have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities, including coal-fired electric generating facilities.  Others have announced their intent to increase the use of renewable energy sources, displacing coal and other fossil fuels. Depending on the particular regulatory program that may be enacted, at either the federal or state level, the demand for coal could be negatively impacted, which would have an adverse effect on our operations.

Even in the absence of new federal legislation, the EPA has begun to regulate GHG emissions under the CAA based on the U.S. Supreme Court’s 2007 decision in Massachusetts v. Environmental Protection Agency that the EPA has authority to regulate GHG emissions.  In 2009, the EPA issued a final rule, known as the “Endangerment Finding,” declaring that GHG emissions, including carbon dioxide and methane, endanger public health and welfare and that six GHGs, including carbon dioxide and methane, emitted by motor vehicles endanger both the public health and welfare.

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

In March 2012, the EPA proposed New Source Performance Standards (“NSPS”) for carbon dioxide emissions from new fossil fuel-fired power plants.  The proposal requires new coal units to meet a carbon dioxide emissions standard of 1,000 lbs. CO2/MWh, which is equivalent to the carbon dioxide emitted by a natural gas combined cycle unit.  In January 2014, the EPA formally published its re-proposed NSPS for carbon dioxide emissions from new power plants.  The re-proposed rule requires an emissions standard of 1,100 lbs. CO2/MWh for new coal-fired power plants.  To meet such a standard, new coal plants would be required to install carbon capture and storage (“CCS”) technology. In August 2015, the EPA released final rules requiring newly constructed coal-fired steam electric generating units (“EGUs”) to emit no more than 1,400 lbs CO2/MWh (gross) and be constructed with CCS to capture 16% of CO2 produced by an electric generating unit burning bituminous coal.  At the same time, the EPA finalized GHG emissions regulations for modified and existing power plants.  The rule for modified sources required reducing GHG emissions from any modified or reconstructed source and could limit the ability of generators to upgrade coal-fired power plants thereby reducing the demand for coal.  In April 2017, the EPA published notice in the federal register that the agency has initiated a review of the NSPS for new and modified fossil fuel-fired power plants and that, following the review, the EPA will initiate reconsideration proceedings to suspend, revise or rescind this NSPS.  Challenges to the NSPS have been filed in U.S. Court of Appeal for the D.C. Circuit and oral arguments were set for April 2017; however, in April 2017, the U.S Court of Appeal for the D.C. Circuit ordered the NSPS case held in abeyance for an EPA review of the rule.  In December 2018, the EPA re-proposed the NSPS with a standard reflecting the performance of currently demonstrated supercritical technologies with an emission limit of 1,900 lbs. CO2/MWh for large units (heat input greater than 2,000 MMBtu/hour) and subcritical technologies with an emission limit of 2,000 lbs. CO2/MWh for small units. It is likely than any repeal or revisions to the NSPS will be subject to legal challenges as well.  Future implementation of the NSPS is uncertain at this time.

In August 2015, the EPA issued its final Clean Power Plan ("CPP") rules that establish carbon pollution standards for power plants, called CO2 emission performance rates.  Judicial challenges led the U.S. Supreme Court to grant a stay in February 2016 of the implementation of the CPP before the United States Court of Appeals for the District of Columbia ("Circuit Court") even issued a decision.  By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court through any certiorari petition that may be granted.   The Supreme Court's stay applies only to the EPA's regulations for CO2 emissions from existing power plants and will not affect the EPA's standards for new power plants.  It is not yet clear how either the Circuit Court or the Supreme Court will rule on the legality of the CPP. Additionally, in October 2017 the EPA proposed to repeal the CPP, although the final outcome of this action and the pending litigation regarding the CPP is uncertain at this time.   In connection with this proposed repeal, the EPA issued an Advance Notice of Proposed Rulemaking ("ANPRM") in December 2017 regarding emission guidelines to limit GHG emissions from existing electricity utility generating units.  The ANPRM seeks comment regarding what the EPA should include in a potential new, existing-source regulation under the Clean Air Act of GHG emissions from electric utility generating units that it may propose.  In August 2018, the EPA proposed the ACE rule to replace the CPP with a rule that utilizes heat rate improvement measures as the "best system of emission reduction." The ACE rule adopts new implementing regulations under the CAA to clarify the roles of the EPA and the states, including an extension of the deadline for state plans and EPA approvals; and, the rule revises the NSR permitting program to provide EGUs the opportunity to make efficiency improvements without triggering NSR permit requirements. The EPA's attempts to replace the CPP with the ACE rule are currently subject to litigation, and we cannot predict the final outcome.

Notwithstanding the ACE rule, these requirements have led to premature retirements and could lead to additional premature retirements of coal-fired generating units and reduce the demand for coal.  Congress has rejected legislation to restrict carbon dioxide emissions from existing power plants, and it is unclear whether the EPA has the legal authority to regulate carbon dioxide emissions from existing and modified power plants as proposed in the NSPS and CPP. Substantial limitations on GHG emissions could adversely affect demand for the coal we produce.

There have been numerous protests of and challenges to the permitting of new coal-fired power plants by environmental organizations and state regulators for concerns related to GHG emissions.  For instance, various state regulatory authorities have rejected the construction of new coal-fueled power plants based on the uncertainty surrounding the potential costs associated with GHG emissions from these plants under future laws limiting the emissions of carbon dioxide.  In addition, several permits issued to new coal-fueled power plants without limits on GHG emissions have been appealed to the EPA’s Environmental Appeals Board.  In addition, over thirty states have currently adopted “renewable energy standards” or “renewable portfolio standards,” which encourage or require electric utilities to obtain a certain percentage of their electric generation portfolio from renewable resources by a certain date.  Several states have announced their intent to have renewable energy comprise 100% of their electric generation portfolio.  Other states may adopt similar requirements, and federal legislation is a possibility in this area.  To the extent these requirements affect our current and prospective customers, they may reduce the demand for coal-fired power and may affect long-term demand for our coal.  Finally, a federal appeals court allowed a lawsuit pursuing federal common law claims to proceed against certain utilities on the basis that they may have created a public nuisance due to their emissions of carbon dioxide, while a second federal appeals court dismissed a similar case on procedural grounds.  The U.S. Supreme Court overturned that decision in June 2011, holding that federal common law provides no basis for public nuisance claims against utilities due to their carbon dioxide emissions.  The U.S. Supreme Court did not, however, decide whether similar claims can be brought under state common law.  As a result, despite this favorable ruling, tort-type liabilities remain a concern.

In addition, environmental advocacy groups have filed a variety of judicial challenges claiming that the environmental analyses conducted by federal agencies before granting permits and other approvals necessary for certain coal activities do not satisfy the requirements of the National Environmental Policy Act (“NEPA”).  These groups assert that the environmental analyses in question do not adequately consider the climate change impacts of these particular projects.  In December 2014, the Council on Environmental Quality (“CEQ”) released updated draft guidance discussing how federal agencies should consider the effects of GHG emissions and climate change in their NEPA evaluations.  The guidance encourages agencies to provide more detailed discussion of the direct, indirect, and cumulative impacts of a proposed action’s reasonably foreseeable emissions and effects.  This guidance could create additional delays and costs in the NEPA review process or in our operations, or even an inability to obtain necessary federal approvals for our future operations, including due to the increased risk of legal challenges from environmental groups seeking additional analysis of climate impacts. In April 2017, CEQ withdrew its final 2016 guidance on how federal agencies should incorporate climate change and GHG considerations into NEPA reviews of federal actions; however, the potential remains for CEQ to issue similar guidance in the future.

Many states and regions have adopted GHG initiatives, and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of GHG by certain facilities, including coal-fired electric generating facilities.  For example, in 2005, ten Northeastern states entered into the Regional Greenhouse Gas Initiative agreement (“RGGI”), calling for implementation of a cap and trade program aimed at reducing carbon dioxide emissions from power plants in the participating states.  The members of RGGI have established in statutes and/or regulations a carbon dioxide trading program.  Auctions for carbon dioxide allowances under the program began in September 2008.  Since its inception, several additional northeastern states and Canadian provinces have joined RGGI as participants or observers. New Jersey is expected to rejoin RGGI, and the recently elected governors of Pennsylvania and Virginia have expressed interest in joining RGGI.

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

The EPA also has statutory “veto” power over a Section 404 permit if the EPA determines, after notice and an opportunity for a public hearing, that the permit will have an “unacceptable adverse effect.”  In January 2011, the EPA exercised its veto power to withdraw or restrict the use of a previously issued permit for Spruce No. 1 Surface Mine in West Virginia, which is one of the largest surface mining operations ever authorized in Appalachia.  This action was the first time that such power was exercised with regard to a previously permitted coal mining project.  A challenge to the EPA’s exercise of this authority was made in the U.S. District Court for the District of Columbia, and in March 2012, that court ruled that the EPA lacked the statutory authority to invalidate an already issued Section 404 permit retroactively.  In April 2013, the D.C. Circuit Court of Appeals reversed this decision and authorized the EPA to retroactively veto portions of a Section 404 permit.  The U.S. Supreme Court denied a request to review this decision.  Any future use of the EPA’s Section 404 “veto” power could create uncertainty with regard to our continued use of current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting our coal revenues.  In addition, the EPA initiated a preemptive veto prior to the filing of any actual permit application for a copper and gold mine based on fictitious mine scenario. The implications of this decision could allow the EPA to bypass the state permitting process and engage in watershed and land use planning. In June 2018, the EPA Administrator issued a memorandum directing the EPA's Office of Water to promulgate draft regulations eliminating the use of the EPA's Section 404 authority before a Section 404 permit application has been filed, or after a permit has been issued. To date, the EPA has not issued a proposed rule.

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

Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA. A 2015 rulemaking by the EPA to revise the standard was stayed nationwide by the U.S. Court of Appeals for the Sixth Circuit and stayed for certain primarily western states by a United States District Court in North Dakota. In January 2018, the Supreme Court determined that the circuit courts do not have jurisdiction to hear challenges to the 2015 rule, removing the basis for the Sixth Circuit to continue its nationwide stay. Additionally, the EPA has promulgated a final rule that extends the applicability date of the 2015 rule for another two years in order to allow the EPA to undertake a rulemaking on the question of what constitutes a water of the United States. In the meantime, judicial challenges to the 2015 rulemaking are likely to continue to work their way through the courts along with challenges to the recent rulemaking that extends the applicability date of the 2015 rule. For now, the EPA and the Corps of Engineers will continue to apply the existing standard for what constitutes a water of the United States as determined by the Supreme Court in the Rapanos case and post-Rapanos guidance. Should the 2015 rule take effect, or should a different rule expanding the definition of what constitutes a water of the United States be promulgated as a result of the EPA and the Corps of Engineers' rulemaking process, we could face increased costs and delays due to additional permitting and regulatory requirements and possible challenges to permitting decisions. In December 2018, the EPA issued a proposed rule to revise the definition "to increase CWA program predictability and consistency by increasing clarity as to the scope of 'waters of the United States' federally regulated under the Act." Litigation surrounding these developments is ongoing and we cannot predict the outcome at this time.

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

The EPA finalized the CCB rule on December 19, 2014, setting nationwide solid, nonhazardous waste standards for CCB disposal.  On April 17, 2015, the EPA finalized regulations under the solid waste provisions of Subtitle D of RCRA and not the hazardous waste provisions of Subtitle C which became effective on October 19, 2015.  The EPA affirms in the preamble to the final rule that “this rule does not apply to CCR placed in active or abandoned underground or surface mines.”  Instead, “the U.S. Department of Interior (“DOI”) and EPA will address the management of CCR in mine fills in a separate regulatory action(s).”   While classification of CCB as a hazardous waste would have led to more stringent restrictions and higher costs, this regulation may still increase our customers’ operating costs and potentially reduce their ability to purchase coal.

On November 3, 2015, the EPA published the final rule Effluent Limitations Guidelines and Standards (“ELG”), revising the regulations for the Steam Electric Power Generating category which became effective on January 4, 2016. The rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants, based on technology improvements in the steam electric power industry over the last three decades. The combined effect of the CCR and ELG regulations has forced power generating companies to close existing ash ponds and will likely force the closure of certain older existing coal-burning power plants that cannot comply with the new standards.  These regulations add costs to the operation of coal-burning power plants on top of other regulations like the 2014 regulations issued under Section 316(b) of the CWA that affects the cooling water intake structures at power plants in order to reduce fish impingement and entrainment.  Individually and collectively, these regulations could, in turn, impact the market for our products.  In April 2017, the EPA granted petitions for reconsideration and an administrative stay of all future compliance deadlines for the ELG rule.  In August 2017, the EPA granted petitions for reconsideration of the CCR rule. In July 2018, the EPA published a final rule to revise requirements and extend the deadlines from the 2015 rule. In August 2018, the DC Circuit issued a decision that imposed additional restrictions and addressed all remaining issues in the litigation on the 2015 CCR rule. This court decision could make it more difficult for the EPA to reform the 2015 rule.

 Endangered Species Act

The federal ESA and counterpart state legislation protect species threatened with possible extinction. The U.S. Fish and Wildlife Service (the “USFWS”) works closely with the OSM and state regulatory agencies to ensure that species subject to the ESA are protected from mining-related impacts.  If the USFWS were to designate species indigenous to the areas in which we operate as threatened or endangered, we could be subject to additional regulatory and permitting requirements.

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

U. S. Coal Industry

The major coal production basins in the U.S. include Central Appalachia (CAPP), Northern Appalachia (NAPP), Illinois Basin (ILB), Powder River Basin (PRB) and the Western Bituminous region (WB). CAPP includes eastern Kentucky, Tennessee, Virginia and southern West Virginia. NAPP includes Maryland, Ohio, Pennsylvania and northern West Virginia.  The ILB includes Illinois, Indiana and western Kentucky. The PRB is located in northeastern Wyoming and southeastern Montana. The WB includes western Colorado, eastern Utah and southern Wyoming. Hallador, through its wholly-owned subsidiary Sunrise Coal, LLC, mines coal exclusively in the ILB.

Coal type varies by basin. Heat value and sulfur content are important quality characteristics and determine the end use for each coal type.

Coal in the U.S. is mined through surface and underground mining methods. The primary underground mining techniques are longwall mining and continuous (room-and-pillar) mining.  The geological conditions dictate which technique to use. Our mines utilize the continuous mining technique. In continuous mining, rooms are cut into the coal bed leaving a series of pillars, or columns of coal, to help support the mine roof and control the flow of air.  Continuous mining equipment cuts the coal from the mining face.  Generally, openings are driven 20’ wide, and the pillars are rectangular in shape measuring 40’x 40’.  As mining advances, a grid-like pattern of entries and pillars is formed.  Roof bolts are used to secure the roof of the mine.  Battery cars move the coal to the conveyor belt for transport to the surface. The pillars can constitute up to 50% of the total coal in a seam.

The United States coal industry is highly competitive, with numerous producers selling into all markets that use coal. We compete against large producers such as Peabody Energy Corporation (NYSE: BTU), Alliance Resource Partners (Nasdaq: ARLP), and other private producers.

Employees

We have 848 full-time employees and temporary miners, of which 842 are Sunrise Coal employees and temporary miners.

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

Weakness in global economic conditions or economic conditions in any of the industries we serve or in the financial markets could materially adversely affect our business and financial condition.  For example:

•	the demand for electricity in the U.S. may decline if economic conditions deteriorate, which may negatively impact the revenues, margins, and profitability of our business;
•	any inability of our customers to raise capital could adversely affect their ability to honor their obligations to us; and
•	our future ability to access the capital markets may be restricted as a result of future economic conditions, which could materially impact our ability to grow our business, including development of our coal reserves.

A substantial or extended decline in coal prices could negatively impact our results of operations.

Our results of operations are primarily dependent upon the prices we receive for our coal, as well as our ability to improve productivity and control costs.  The prices we receive for our production depends upon factors beyond our control, including:

•	the supply of and demand for domestic and foreign coal;
•	weather conditions and patterns that affect demand for or our ability to produce coal;
•	the proximity to and capacity of transportation facilities;
•	competition from other coal suppliers;
•	domestic and foreign governmental regulations and taxes;
•	the price and availability of alternative fuels;
•	the effect of worldwide energy consumption, including the impact of technological advances on energy consumption;
•	overall domestic and global economic conditions;
•	international developments impacting supply of coal, including supply side reforms promulgated in China and continued expected growth in demand for seaborne coal in India; and
•	the impact of domestic and foreign governmental laws and regulations, including environmental and climate change regulations and regulations affecting the coal mining industry and coal-fired power plants, and delays in the receipt of, failure to receive, failure to maintain or revocation of necessary governmental permits.

Any adverse change in these factors could result in weaker demand and lower prices for our products.  A substantial or extended decline in coal prices could materially and adversely affect us by decreasing our revenues to the extent we are not protected by the terms of existing coal supply agreements.

Competition within the coal industry may adversely affect our ability to sell coal, and excess production capacity in the industry could put downward pressure on coal prices.

We compete with other coal producers for domestic coal sales in various regions of the U.S.  The most important factors on which we compete are delivered price (i.e., the cost of coal delivered to the customer, including transportation costs, which are generally paid by our customers either directly or indirectly), coal quality characteristics, contract flexibility (e.g., volume optionality and multiple supply sources) and reliability of supply.  Some competitors may have, among other things, larger financial and operating resources, lower per ton cost of production, or relationships with specific transportation providers.  The competition among coal producers may impact our ability to retain or attract customers and could adversely impact our revenues and cash from operations.   In addition, declining prices from an oversupply of coal in the market could reduce our revenues and cash from operations.

New tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.

New tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows. Recently, the Trump Administration imposed tariffs on steel and aluminum and a broad range of other products imported into the United States. In response to the tariffs imposed by the United States, the European Union, Canada, Mexico and China have announced tariffs on United States goods and services. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the United States or retaliatory trade measures or tariffs implemented by other countries, could result in reduced economic activity, increased costs in operating our business, reduced demand and changes in purchasing behaviors, limits on trade with the United States or other potentially adverse economic outcomes. While tariffs and other retaliatory trade measures imposed by other countries on United States goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows and could reduce our revenues and cash available for distribution.

Changes in consumption patterns by utilities regarding the use of coal have affected our ability to sell the coal we produce.

According to the most recent information from the Energy Information Administration, since 2000, annual production for U.S. coal has fallen from 1.1 billion tons to 691 million tons.

The domestic electric utility industry accounts for ~93% of domestic coal consumption.  The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and fuel oil as well as alternative sources of energy.  Gas-fueled generation has the potential to displace coal-fueled generation, particularly from older, less efficient coal-powered generators.

Future environmental regulation of GHG emissions also could accelerate a decline in coal demand.  In addition, state and federal mandates for increased use of electricity derived from renewable energy sources could affect demand for coal.  For example, to the extent implemented as originally finalized, the EPA’s CPP could likely incentivize additional electric generation from natural gas and renewable sources, and Congress has extended tax credits for renewables.  In addition, a number of states have enacted mandates that require electricity suppliers to rely on renewable energy sources in generating a certain percentage of power.  Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal.  A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could negatively impact our results of operations and reduce our cash from operations.

Extensive environmental laws and regulations affect coal consumers and have corresponding effects on the demand for coal as a fuel source.

Federal, state and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from coal-fired electric power plants, which are the ultimate consumers of much of our coal.  These laws and regulations can require significant emission control expenditures for many coal-fired plants, and various new and proposed laws and regulations may require further emission reductions and associated emission control expenditures.  These laws and regulations may affect demand and prices for coal.  There is also continuing pressure on state and federal regulators to impose limits on carbon dioxide emissions from electric power plants, particularly coal-fired power plants.  Further, far-reaching federal regulations promulgated by the EPA in the last several years, such as CSAPR and MATS, have led to the premature retirement of coal-fired generating units and a significant reduction in the amount of coal-fired generating capacity in the U.S.

Increased regulation of GHG emissions could result in increased operating costs and reduced demand for coal as a fuel source, which could reduce demand for our products, decrease our revenues and reduce our profitability.

Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide into the atmosphere.  On December 15, 2009, the EPA published the Endangerment Finding asserting that emissions of carbon dioxide and other GHGs present an endangerment to public health and the environment, and the EPA has begun to regulate GHG emissions pursuant to the CAA.  The EPA previously finalized an NSPS to regulate GHG emissions from new power plants; however, the EPA published notice in the federal register in April 2017 that the agency has initiated a review of the NSPS for new and modified fossil fuel-fired power plants and that, following the review, the EPA will initiate reconsideration proceedings to suspend, revise or rescind this NSPS.  The finalized standard requires CCS, a technology that is not yet commercially feasible without government subsidies and that has not been demonstrated in the marketplace.  This requirement, to the extent implemented as originally finalized, effectively prevents construction of new coal-fired power plants. In December 2018, the EPA re-proposed the NSPS with a standard reflecting the performance of currently demonstrated supercritical technologies with an emission limit of 1,900 lbs. CO2/MWh for large units (heat input greater than 2,000 MMBtu/hour) and subcritical technologies with an emission limit of 2,000 lbs. CO2/MWh for small units. In August 2015, the EPA issued its final CPP rules that establish carbon pollution standards for existing power plants, called CO2 emission performance rates.  Judicial challenges led the U.S. Supreme Court to grant a stay in February 2016 of the implementation of the CPP before the Circuit Court even issued a decision.  By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court through any certiorari petition that may be granted.  The Supreme Court's stay applies only to the EPA's regulations for CO2 emissions from existing power plants and will not affect the EPA's standards for new power plants.  It is not yet clear how either the Circuit Court or the Supreme Court will rule on the legality of the CPP. Additionally, in October 2017 the EPA proposed to repeal the CPP, although the final outcome of this action and the pending litigation regarding the CPP is uncertain at this time.   In connection with this proposed repeal, the EPA issued an ANPRM in December 2017 regarding emission guidelines to limit GHG emissions from existing electricity utility generating units. In August 2018, the EPA proposed the ACE rule to replace the CPP with a rule that utilizes heat rate improvement measures as the "best system of emission reduction." The ACE rule adopts new implementing regulations under the CAA to clarify the roles of the EPA and the states, including an extension of the deadline for state plans and EPA approvals; and, the rule revises the NSR permitting program to provide EGUs the opportunity to make efficiency improvements without triggering NSR permit requirements. If the effort to replace the NSPS and CPP is unsuccessful and the rules were upheld at the conclusion of this appellate process and were implemented in their current form, demand for coal would likely be further decreased, potentially significantly, and our business would be adversely impacted. Please read “Item 1. Business—Regulation and Laws—Air Emissions” and “—Carbon Dioxide Emissions.”

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

Federal, state and local governments may pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may decrease demand for our coal products.  The CPP is one of a number of developments aimed at limiting GHG emissions which could limit the market for some of our products by encouraging electric generation from sources that do not generate the same amount of GHG emissions.  Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the U.S., states, or other countries, could also result in electricity generators further switching from coal to other fuel sources or additional coal-fueled power plant closures.  For example, the agreement resulting from the 2015 United Nations Framework Convention on Climate Change contains voluntary commitments by numerous countries to reduce their GHG emissions and could result in additional firm commitments by various nations with respect to future GHG emissions.  These commitments could further disfavor coal-fired generation, particularly in the medium to long-term.

Internationally, a growing number of countries are passing new laws and regulations that could have an adverse impact on demand for coal. For example, China's latest five-year plan calls for reducing the share of coal in terms of the country's total energy consumption to 58 percent by 2020 from 64 percent in 2015. The plan also calls for China to increase the share of electricity it generates from nuclear and renewable energy sources to 20 percent. Separately, in Europe, multiple countries have announced their intent to phase out existing coal-fired power plants between 2025 and 2030. In addition, in December 2018, the European Union announced that it would be phasing out subsidies for coal plants unless facilities meet a performance standard of 550 grammes of CO2 per kilowatt hour. All of these developments have the potential to adversely impact demand for coal in international markets.

There have also been efforts in recent years affecting the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities, and other groups, promoting the divestment of fossil fuel equities and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves.  In California, for example, legislation requires California’s state pension funds to divest investments in companies that generate 50% or more of their revenue from coal mining.  Other activist campaigns have urged banks to cease financing coal-driven businesses.  As a result, several major banks have enacted such policies.  The impact of such efforts may adversely affect the demand for and price of securities issued by us, and impact our access to the capital and financial markets.

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

Since 2010, utilities have formally announced the retirement or conversion of over 600 coal-fired electric generating units through 2030.  These announced retirements and conversions amount to nearly 120,000 megawatts (“MW”) or approximately 40% of the 2010 total coal electric generating capacity.  As of 2018, it is estimated that a little over half of these announced retirements have been completed. Most of these retirements and conversions have been attributed to EPA regulations, although other factors such as an aging coal fleet and low natural gas prices have also played a role.  The reduction in coal electric capacity negatively impacts overall coal demand.  Additional regulations and other factors could lead to additional retirements and conversions and, thereby, additional reductions in the demand for coal.

We or our customers could be subject to tort claims based on the alleged effects of climate change.

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

In 2018, approximately 84% of our sales were under contracts having a term greater than one year, which we refer to as long-term contracts.  Long-term sales contracts have historically provided a relatively secure market for the amount of production committed under the terms of the contracts.  From time to time industry conditions may make it more difficult for us to enter into long-term contracts with our electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time.  Accordingly, we may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire, which could subject a portion of our revenue stream to the increased volatility of the spot market.

Some of our long-term coal sales contracts contain provisions allowing for the renegotiation of prices and, in some instances, the termination of the contract or the suspension of purchases by customers.

Some of our long-term contracts contain provisions that allow for the purchase price to be renegotiated at periodic intervals.  These price reopener provisions may automatically set a new price based on the prevailing market price or, in some instances, require the parties to the contract to agree on a new price. Any adjustment or renegotiation leading to a significantly lower contract price could adversely affect our operating profit margins.  Accordingly, long-term contracts may provide only limited protection during adverse market conditions.  In some circumstances, failure of the parties to agree on a price under a reopener provision can also lead to early termination of a contract.

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

During 2018, we derived 82% of our revenue from four customers (10 power plants), with each of the four customers representing at least 10% of our coal sales.  With the addition of 8 new power plants that we began shipping to in 2018, we expect to reduce the concentration from customers representing at least 10% of our coal sales to 70% in 2019. If in the future we lose any of these customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or the terms, including pricing terms, on which they buy coal from us, it could have a material adverse effect on our business, financial condition and results of operations.

Litigation resulting from disputes with our customers may result in substantial costs, liabilities, and loss of revenues.

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

Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers.  If the creditworthiness of our customers declines significantly, our business could be adversely affected.  In addition, if a customer refuses to accept shipments of our coal for which they have an existing contractual obligation, our revenues will decrease, and we may have to reduce production at our mines until our customer’s contractual obligations are honored.

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

These conditions have the potential to significantly impact our operating results.  Prolonged disruption of production at any of our mines would result in a decrease in our revenues and profitability, which could materially adversely impact our quarterly or annual results.

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

Fluctuations in transportation costs and the availability or reliability of transportation could reduce revenues by causing us to reduce our production or by impairing our ability to supply coal to our customers.

Transportation costs represent a significant portion of the total cost of coal for our customers and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision.  Increases in transportation costs could make coal a less competitive source of energy or could make our coal production less competitive than coal produced from other sources.  Disruption of transportation services due to weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks or other events could temporarily impair our ability to supply coal to our customers.  Our transportation providers may face difficulties in the future that may impair our ability to supply coal to our customers, resulting in decreased revenues.  If there are disruptions of the transportation services provided by our primary rail carriers that transport our coal and we are unable to find alternative transportation providers to ship our coal, our business could be adversely affected.

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

It is possible that states in which our coal is transported by truck may modify or increase enforcement of their laws regarding weight limits or coal trucks on public roads.  Such legislation and enforcement efforts could result in shipment delays and increased costs.  An increase in transportation costs could have an adverse effect on our ability to increase or to maintain production and could adversely affect revenues.

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

We plan to fund capital expenditures for our current growth projects with existing cash balances, future cash flows from operations, borrowings under credit facilities and cash provided from the issuance of debt or equity.  At times, weakness in the energy sector in general and coal, in particular, has significantly impacted access to the debt and equity capital markets.  Accordingly, our funding plans may be negatively impacted by this constrained environment as well as numerous other factors, including higher than anticipated capital expenditures or lower than expected cash flow from operations.  In addition, we may be unable to refinance our current debt obligations when they expire or obtain adequate funding prior to expiry because our lending counterparties may be unwilling or unable to meet their funding obligations.  Furthermore, additional growth projects and expansion opportunities may develop in the future that could also require significant amounts of financing that may not be available to us on acceptable terms or in the amounts we expect, or at all.

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

Like most companies, we have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, to process and record financial and operating data, communicate with our business partners, analyze mine and mining information, estimate quantities of coal reserves, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, may be at greater risk of future terrorist or cyber-attacks than other targets in the U.S. Deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties, could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third-party liability. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

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

As disclosed in Note 3 to our financial statements, there are two key ratio covenants stated in our credit agreement: (i) a minimum debt service coverage ratio (consolidated adjusted EBITDA/annual debt service) of 1.25 to 1 and (ii) a maximum leverage ratio (consolidated funded debt/trailing twelve months adjusted EBITDA) not to exceed 3.75 to 1, which also decreases in future periods further reducing the maximum leverage permitted.  On December 31, 2018, our debt service coverage ratio was 2.12, and our leverage ratio was 2.55. Therefore, we were in compliance with these two ratios.

Our indebtedness may limit our ability to borrow additional funds or capitalize on business opportunities.

On December 31, 2018, our debt was $188 million.  Our leverage may:

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

Risk Related to Possible Future Impairment Charge

Bulldog Reserves

In October 2017, we entered into an agreement to sell land associated with the Bulldog reserves for $4.9 million. As part of the transaction, we will hold the rights to repurchase the property for 8 years. Because of the likelihood of exercising the repurchase option, we are accounting for the sale as a financing transaction. The Bulldog assets had an aggregate net carrying value of $15 million at December 31, 2018. Also in October 2017, the Illinois Department of Natural Resources (ILDNR) notified us that our mine application, along with modifications, was acceptable. In October 2018, we paid the required fee and bond and the permit is expected to be issued in the near future. We have determined that no impairment is necessary. If estimates inherent in the assessment change, it may result in future impairment of the assets.

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

Our reserve estimates are prepared by Scott McGuire, one of our mining engineers. Mr. McGuire is a licensed Professional Engineer in the State of Indiana and Kentucky and has seventeen years’ experience estimating coal reserves.

Standards set forth by the USGS were used to place areas of the mine reserves into the Proven (measured) and Probable (indicated) categories. Under these standards, coal within 1,320' of a data point is considered to be proven, and coal within 1,320' to 3,960' is placed in the Probable category. Only seams greater than 4’ in thickness are included in our underground reserves. All reserves are stated as a final salable product.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price Information

Our common stock is traded on the NASDAQ Capital Market under the symbol HNRG, and 35% is held by our officers, directors and their affiliates.

At March 8, 2019, we had 197 shareholders of record of our common stock; this number does not include the shareholders holding stock in "street name.”  We estimate we have over 5,000 street name holders.

Equity Compensation Plan Information

See Note 5 to our consolidated financial statements.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our consolidated financial statements should be read in conjunction with this discussion.

Overview

The largest portion of our business is devoted to coal mining in the State of Indiana through Sunrise Coal, LLC (a wholly-owned subsidiary) serving the electric power generation industry.  We also own a 50% interest in Sunrise Energy, LLC, a private gas exploration company with operations in Indiana, which we account for using the equity method. Additionally, we own 100% of the Class A shares of Hourglass Sands, LLC (Hourglass), a frac sand mining company in the State of Colorado which has not yet commenced full-scale operations, and we are consolidating the activity of Hourglass in these statements.

We operate three underground coal mines and one surface coal mine in southwestern Indiana with the following capacities:

			Annual
		Surface/	Tons Capacity
Mine	Location	Underground	(in millions)	Transportation
Oaktown 1*	Oaktown, IN	Underground	4.0	CSX, Truck Direct & Truck to NS
Oaktown 2**	Oaktown, IN	Underground	4.0	CSX, Truck Direct & Truck to NS
Carlisle	Carlisle, IN	Underground	2.2	CSX, Truck Direct & Truck to NS
Ace in the Hole	Clay City, IN	Surface	0.3	Truck to CSX & NS
Total			10.5

*  The Oaktown 1 & Oaktown 2 underground mines share a common surface facility.

** Oaktown 2 & Carlisle’s underground reserves are contiguous.

All mines have the ability to truck coal to our Princeton Rail Loop, located near Princeton, IN, which is located on the NS Railroad.

Our Coal Contracts

In 2018, Sunrise sold coal to 17 power plants in 8 different states. This is a dramatic increase in customers versus 2017 where Sunrise served 9 power plants in 3 states. The total estimated coal consumption of our 2018 customers is 165% greater than our 2017 customer base.

			Estimated Tonnage
			Demand of
	# of Plants	# of States	Customers Served	Tons Sold	% of Customer
Year	Served	Served	(millions)	(millions)	Supply
2018	17	8	42.9	7.4	17.2%
2017	9	3	16.2	6.6	40.7%

This increase in customers is the result of three fundamental changes in our market that have increased demand and reduced supply.

1.	A large Indiana industrial customer has decided to close their coal mines and purchase coal from Sunrise under long-term contracts.

2.	The addition of our new Princeton Loop has allowed us to access new markets served by the Norfolk and Southern Railroad (NS).

3.	A greater percentage of Illinois Basin (ILB) coal is going to export, thus tightening supply. This has led to new customers contracting with Sunrise for the first time. Our eight new customers currently represent an average of ~3% of sales each but have the ability to become much larger customers in the future.

▪	There has been much debate as to the sustainability of ILB exports. IHS Markit reports that for every 1 megawatt of coal fired power generation that is being closed in the world (mostly in the U.S. and Europe), 3 to 4 megawatts of coal fired power generation is being built (mostly in Asia). At this time, we do not see enough new coal supply coming online and feel ILB coal exports will be needed to meet this new demand throughout the world.

During 2018, we derived 82% of our revenue from four customers (10 power plants), with each of the four customers representing at least 10% of our coal sales.  With the addition of the eight new power plants that we began shipping to in 2018, we expect to reduce the concentration from customers representing at least 10% of our coal sales to 70% in 2019.

Our significant customers include Vectren Corporation, a wholly-owned subsidiary of CenterPoint Energy (NYSE: CNP), Duke Energy Corporation (NYSE: DUK), Hoosier Energy, an electric cooperative, Orlando Utility Commission (OUC), and Indianapolis Power & Light Company (IPL), a wholly-owned subsidiary of The AES Corporation (NYSE: AES).

Of our 2018 sales, 73% were shipped to locations in the State of Indiana. We anticipate our coal shipments utilizing the following modes of transportation in 2019:

CSX Railroad	44%
CSX/INRD	23%
Truck	23%
NS Railroad	10%
Total	100%

2018 brought the return of long-term contracts. We were successful in signing multiple contracts ranging from 2-4 years in length. When looking at 2019 through 2022, we have 25.2 million tons sold. Thus, we have ~78% of our sales contracted over the next four years at an ~8.0 million-ton annualized pace. The table below reflects our projected tons.

	Targeted tons	Contracted tons*		Estimated price
Year	(millions)	(millions)	% Committed	per ton
2019	8.2	7.9	96%	$40.00
2020	8.0	6.7	84%	$41.00
2021	8.0	5.3	66%
2022	8.0	5.3	66%
Total	32.2	25.2	78%

*Contracted tons are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such option exists in the customer contract.

We expect to continue selling a significant portion of our coal under supply agreements with terms of one year or longer. Typically, customers enter into coal supply agreements to secure reliable sources of coal at predictable prices while we seek stable sources of revenue to support the investments required to open, expand and maintain, or improve productivity at the mines needed to supply these contracts. The terms of coal supply agreements result from competitive bidding and extensive negotiations with customers. All customer plants are expected to be long-lived, with only one plant potentially being retired in 2023.

Vectren Corporation filed a petition on February 20, 2018 with the Indiana Utility Regulatory Commission (IURC) proposing to retire Culley Unit 2 and Brown Units 1 and 2 and replace the coal fired units with a new Combined Cycle Gas Turbine Generation Facility. The retirement of these units, if the petition is approved, would represent a reduction of ~1.1MM tons of Estimated Customer Demand starting in late 2023. The Sierra Club, Citizens Action Coalition, Indiana Office of Utility Consumer Counselor, Indiana Coal Council, Alliance Resource Partners and Sunrise Coal filed a petition with IURC requesting that Vectren’s request be denied.

Asset Impairment Review

See Note 2 to our consolidated financial statements.

Reserve Table - Controlled Tons (in millions):

		2018 Year-End Reserves
	Tons	Annual
	Sold	Capacity	Proven	Probable	Total	Sulphur #	BTU
Oaktown 1 (assigned)	3.9	4.0	43.8	10.6	54.4	6.0	11,400
Oaktown 2 (assigned)	2.7	4.0	34.5	8.9	43.4	5.6	11,600
Carlisle (assigned)	0.4	2.2	21.0	1.5	22.5	5.6	11,500
Ace in the Hole (assigned)	0.4	0.3	0.5	-	0.5	1.9	11,200
Ace in the Hole #2 (unassigned)	-	-	1.0	-	1.0	3.5	11,100
Bulldog (unassigned)	-	-	16.2	14.4	30.6	4.5	11,300
Total	7.4	10.5	117.0	35.4	152.4

Assigned					120.8
Unassigned					31.6
					152.4

Our assigned underground coal reserves are high sulfur (5.0# – 6.5#) with an average BTU content in the 11,400 -11,600 range. Our reserves have lower chlorine (<0.12%) than average ILB reserves of 0.22%.  Much of the ILB’s new production is located in Illinois and possesses chlorine content in excess of .30%. The relatively low chlorine content of our reserves is attractive to buyers given their desire to limit the corrosive effects of chlorine in their power plants. As discussed below, the Ace surface mine is low sulfur (~2.0#) with an average BTU content of 11,200. We have no metallurgical coal reserves, only steam (thermal) coal reserves. Below is a discussion of our current projects. Only seams greater than 4 feet in thickness are included in our underground reserves.

Our underground mines are room and pillar mines that utilize developed entries for ventilation and transportation. Continuous miners extract coal from rooms by removing coal from the seam, leaving pillars to support the roof.  Coal haulers are used to transport coal to a conveyor belt for transport to the surface.

Oaktown 1 Mine (underground) – Assigned

We have 54.4 million controlled, salable tons of the Indiana #V coal seam. We began 2018 with 51.1 million tons controlled. The increase is a result of new drilling and new leases, after accounting for current year production. Oaktown 1 reserves are located in Knox County, IN.

Access to the Oaktown 1 Mine is via a 90-foot-deep box cut and a 2,200-foot slope, reaching coal in excess of 375 feet below the surface. In 2017, we added an elevator 7 miles from the slope allowing miners to enter closer to the active face, thereby reducing unproductive daily travel time.

Oaktown 2 Mine (underground) – Assigned

We have 43.4 million controlled, saleable tons of the Indiana #V coal seam. We began 2018 with 42.9 million controlled tons. The increase is a result of new drilling and new leases, after accounting for current year production. Oaktown 2 reserves are located in both Knox County, Indiana and Lawrence County, Illinois.

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

Carlisle Mine (underground) – Assigned

We have 22.5 million controlled, saleable tons at our Carlisle Mine. We began 2018 with 27.3 million controlled tons. Besides production, the remainder of the decrease relates to tons that were deemed unrecoverable due to geologic and economic conditions based on new drilling. The mine is located near the town of Carlisle, Indiana in Sullivan County and became operational in January 2007. The coal is accessed with a slope to a depth of 340'. The coal is mined in the Indiana #V coal seam which is highly volatile bituminous coal and has been extensively mined by underground and surface methods in the general area. The coal thickness in the project area is 4' to 7'. The Carlisle Mine is completely developed, but was idle for the entirety of 2017. In July 2018, we restarted production at the Carlisle Mine.

Ace in the Hole Mine (Ace) (surface) – Assigned

We have .5 million controlled, saleable tons at our Ace mine. The Ace mine is near Clay City, Indiana in Clay County and 42 road miles northeast of the Carlisle Mine. The two primary seams are low sulfur coal (~2# SO2), which make up the vast majority of the tons controlled.  Mine development began in late December 2012, and we began shipping coal in late August 2013.  We truck low sulfur coal from Ace to Oaktown and Carlisle to blend with high sulfur coal. Many utilities in the southeastern U.S. have scrubbers with lower sulfur limits (4.5# SO2) which cannot accept the higher sulfur contents of the ILB (4.5# - 6.5# SO2). Blending high sulfur coal to a lower sulfur specification enables us to market our high sulfur coals to more customers.

The Ace mine is a multi-seam open pit strip mine. The majority of the seams are sold raw, but some of the seams will be washed prior to sales depending on quality. To convert the tons sold raw, the in-place tonnage is multiplied by a pit recovery of 95% based on seam thickness. To convert the tons sold washed, the in-place tonnage is multiplied by a pit recovery based on seam thickness then reduced by the projected wash plant recovery of 78 to 100% depending on the seam.

Bulldog Reserves (underground) – Unassigned

We have leased roughly 19,300 acres in Vermilion County, Illinois near the village of Allerton.  Based on our reserve estimates we currently control 30.6 million tons of coal.  We began 2018 with 35.8 million controlled tons. The decrease is due to the expiration of a lease that may be renewed in the future. A considerable amount of our leased acres has yet to receive any exploratory drilling.

In October 2017, we entered into an agreement to sell land associated with the Bulldog reserves for $4.9 million. As part of the transaction, we will hold the rights to repurchase the property for eight years. Also in October 2017, the Illinois Department of Natural Resources (ILDNR) notified us that our mine application, along with modifications, was acceptable. In October 2018, we paid the required fee and bond and the permit is expected to be issued in the near future.

Ace in the Hole Mine #2 Reserves (surface) – Unassigned

In 2018, we leased property giving us 1.0 million controlled, saleable tons at a new location 2 miles southwest of our Ace in the Hole mine. Mine development is expected to begin in early 2020.

Unassigned reserves represent coal reserves that would require new mineshafts, mining equipment, and plant facilities before operations could begin on the property. The primary reason for this distinction is to inform investors which coal reserves will require substantial capital expenditures before production can begin.

Below is a map that shows the locations of our coal mines.

Railroad Legend:

CSX – CSX Railroad

INRD – Indiana Rail Road

ISRR – Indiana Southern Railroad

NS – Norfolk Southern Railway

Mine and Wash Plant Recovery and Capacity

	Mine recovery	Wash plant recovery*	Wash Plant Capacity (Clean Tons)
Oaktown 1	49%	81%	8.0 million**
Oaktown 2	48%	81%
Carlisle	53%	81%	3.4 million
Bulldog	45%	77%

* Does not include out-of-seam material extracted during the mining process.

** Oaktown 1 and Oaktown 2 share the wash plant.

Liquidity and Capital Resources

As set forth in our Consolidated Statements of Cash Flows, cash provided by operations was $51.6 million and $65.8 million for the years ended December 31, 2018 and 2017 respectively.  We have increased our coal inventory by $6.4 million in anticipation of larger sales in 2019, to build a base of inventory at the Princeton Loop, and as a result of restarting production at the Carlisle mine. We have also increased our prepaid expense by $5.8 million with one of our vendors. Our capex budget for 2019 is $31 million, of which $22 million is for maintenance capex. We expect cash from operations for 2019 to fund our maintenance capital expenditures, debt service, and our dividend.

See Note 3 to our consolidated financial statements for discussion about our bank debt.

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. We have recorded reclamation obligations of $14.6 million, which are presented as asset retirement obligations (ARO) in our accompanying balance sheets. In the event we are not able to perform reclamation, we have surety bonds totaling $26 million to cover ARO.

Capital Expenditures (capex)

For the year ended December 31, 2018, our capex was $35.1 million allocated as follows (in millions):

Oaktown – investment	$3.6
Oaktown – maintenance capex	19.5
Carlisle - maintenance capex	2.3
Princeton Rail Loop	6.5
Hourglass - investment	2.0
Other	1.2
Capex per the Consolidated Statements of Cash Flows	$35.1

Results of Operations

The following table presenting our quarterly results of operations should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

The following table presents our unaudited quarterly results of operations for the eight quarters ended December 31, 2018. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our consolidated operating results for the quarters presented.

	Dec-31	Sep-30	Jun-30	Mar-31	Dec-31	Sep-30	Jun-30	Mar-31
	2018	2018	2018	2018	2017	2017	2017	2017
Revenue:
Coal sales	$89,019	$79,055	$56,922	$66,787	$68,922	$73,896	$62,829	$62,555
Other	709	667	321	77	378	572	1,483	998
Total revenue	89,728	79,722	57,243	66,864	69,300	74,468	64,312	63,553

Costs and expenses:
Operating costs and expenses	69,619	60,230	38,874	46,640	52,025	54,354	44,079	39,692
DD&A	11,403	10,815	11,120	10,829	9,962	9,729	9,101	9,703
ARO accretion	301	293	291	282	221	219	214	207
Coal exploration costs	374	279	315	217	288	152	275	139
SG&A	2,958	2,519	2,474	3,890	2,883	2,859	6,578	2,658
Interest	6,004	3,261	4,315	2,708	2,751	3,229	3,342	3,091
Total cost and expenses	90,659	77,397	57,389	64,566	68,130	70,542	63,589	55,490

Income (loss) before income taxes	(931)	2,325	(146)	2,298	1,170	3,926	723	8,063

Less income taxes:
Current	(1,362)	(204)	(19)	(203)	(1,590)	(2,532)	1,357	17
Deferred	(2,167)	(385)	(104)	369	(18,597)	2,542	(1,023)	632
Total income taxes	(3,529)	(589)	(123)	166	(20,187)	10	334	649

Net income (loss)	$2,598	$2,914	$(23)	$2,132	$21,357	$3,916	$389	$7,414

Net income (loss) per share:
Basic and diluted	$0.09	$0.09	$(0.00)	$0.07	$0.69	$0.13	$0.01	$0.25

Weighted average shares outstanding:
Basic and diluted	30,180	30,177	29,980	29,955	29,830	29,774	29,503	29,413

Quarterly coal sales and cost data follow (in 000’s, except for per ton data and wash plant recovery percentage):

All Mines	1st 2018	2nd 2018	3rd 2018	4th 2018	T4Qs
Tons produced	1,975	1,983	1,713	1,938	7,609
Tons sold	1,707	1,477	1,962	2,219	7,365
Coal sales	$66,787	$56,922	$79,055	$89,019	$291,783
Average price/ton	$39.13	$38.54	$40.29	$40.12	$39.62
Wash plant recovery in %	69%	73%	72%	68%	70%
Operating costs	$46,640	$38,809	$60,132	$69,364	$214,945
Average cost/ton	$27.32	$26.28	$30.65	$31.26	$29.18
Margin	$20,147	$18,113	$18,923	$19,655	$76,838
Margin/ton	$11.80	$12.26	$9.64	$8.86	$10.43
Capex	$10,428	$7,784	$5,856	$8,996	$33,064
Maintenance capex	$5,772	$5,058	$4,639	$7,186	$22,655
Maintenance capex/ton	$3.38	$3.42	$2.36	$3.24	$3.08

All Mines	1st 2017	2nd 2017	3rd 2017	4th 2017	T4Qs
Tons produced	1,917	1,647	1,487	1,561	6,612
Tons sold	1,555	1,548	1,786	1,685	6,574
Coal sales	$62,555	$62,829	$73,896	$68,922	$268,202
Average price/ton	$40.23	$40.59	$41.38	$40.90	$40.80
Wash plant recovery in %	71%	69%	70%	68%	69%
Operating costs	$39,692	$44,079	$54,354	$52,025	$190,150
Average cost/ton	$25.53	$28.47	$30.43	$30.88	$28.92
Margin	$22,863	$18,750	$19,542	$16,897	$78,052
Margin/ton	$14.70	$12.11	$10.94	$10.03	$11.87
Capex	$5,144	$6,711	$9,473	$7,294	$28,622
Maintenance capex	$2,887	$3,032	$2,961	$2,520	$11,400
Maintenance capex/ton	$1.86	$1.96	$1.66	$1.50	$1.73

2018 v. 2017

For 2018, we sold 7,365,000 tons at an average price of $39.62/ton. For 2017, we sold 6,574,000 tons an average price of $40.80/ton. The decrease in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and the acquisition of new contracts.

Operating costs for our coal mines averaged $29.18/ton and $28.92/ton for the year ended December 31, 2018 and 2017, respectively. With the restart of production at the Carlisle mine in July 2018, our operating costs have increased, but a second Carlisle unit was fully staffed in late December 2018 and costs have been dropping. Therefore, we expect operating costs for our coal mines to remain $28-$30/ton in 2019.

Operating costs associated for the idled Prosperity mine were $1.3 million and $1.1 million for the years ending December 31, 2018 and 2017, respectively. We expect operating costs to be $1.3 million in 2019.

DD&A increased approximately $5.7 million during 2018. A portion of our assets are depreciated based on raw production which has increased in 2018, thus as production increases so do our DD&A. Additionally, we began depreciating a new elevator at Oaktown 1 and assets relating to the Carlisle mine that had been idled since 2015.

SG&A expenses decreased approximately $3.1 million in 2018. In May 2017, a stock bonus totaling $3.8 million was awarded to company executives. No such award occurred in 2018. In March 2018, accelerated vesting of restricted stock units totaling $1.5 million occurred due to the passing of our former Chairman, Victor Stabio. We expect SG&A to be $10 million in 2019.

Interest expense increased approximately $3.9 million in 2018. The change in estimated fair value of our interest rate swap agreement during 2018 resulted in additional expense of $2.2 million. The remaining increase in interest expense is a result of amending our credit agreement in May 2018, which increased our effective fixed rate from 5% to 6%.

Our full-time Sunrise Coal employees and temporary miners totaled 842 at December 31, 2018, compared to 736 at December 31, 2017.

Current Projects

Hourglass Sands

In February 2018, we invested $4 million in Hourglass Sands, LLC, a frac sand mining company in the State of Colorado. In April 2018, we closed on the purchase of a commercial sand dryer and contracted with a third party to process our sand in Colorado Springs, Colorado.

We began producing raw sand in Colorado in June 2018. We shipped test shipments of sand in September 2018. We are excited about its growth potential in future years. Currently, we believe we control the only permitted frac sand mine in the State of Colorado.

Princeton Rail Loop

The Princeton loop, which provides access to new markets and customers, was completed and our first coal shipments were delivered to customers in May 2018. The facility is a truck to rail transload facility located six miles east of Princeton, Indiana and is capable of loading 135 car unit trains in less than four hours. The facility serves utility coal plants served by Norfolk Southern Railway Company. In 2018, we shipped 828,000 tons of coal from this facility.

MSHA Reimbursements

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies. After applying the provisions of ASU 2014-09, as of December 31, 2018, we do not consider unreimbursed costs from our customers related to these compliance matters to be material and have constrained such amounts and will recognize them when they can be estimated with reasonable certainty.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. Because ASC 740-10-25-47 requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, we were required to adjust deferred tax assets and liabilities as of December 22, 2017. Accordingly, we recorded a deferred income tax benefit of $16.4 million for the year ended December 31, 2017.

Our effective tax rate (ETR) for 2018 was (116)% compared to (138)% for 2017. The negative ETR in 2018 is due mostly to the statutory depletion deduction which is in excess of our book income. The negative ETR in 2017 is due primarily to the effects of the Tax Act adjustment to our deferred taxes and prior year tax return reconciliation which were all recorded discretely for the year ended December 31, 2017. The tax rate for the years ended December 31, 2018 and 2017 are not predictive of future tax rates due to the deferred income tax benefit of the Tax Act. The tax rate for 2017 would have been 9% without the effects of the deferred income tax benefit of the Tax Act and the prior year tax return reconciliation. Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory depletion allowances. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.

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

New Accounting Standards

See “Item 8. Financial Statements – Note 1. Summary of Significant Accounting Policies” for a discussion of new accounting standards.

ITEM 8.  FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Hallador Energy Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet as of December 31, 2018 and the related consolidated statement of comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”) of Hallador Energy Company (the “Company”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations, and its cash flows of the Company for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the COSO framework.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

To the Shareholders and Board of Directors of

Hallador Energy Company

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/Plante & Moran, PLLC

We have served as the Company’s auditor since 2003.

Denver, Colorado

March 11, 2019

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Hallador Energy Company

1660 Lincoln Street, Suite 2700

Denver, CO 80234

OPINIONS ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Hallador Energy Company (the “Company”) as of December 31, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each year in the two year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each year in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINIONS

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

/s/EKS&H LLLP

March 12, 2018

Denver, Colorado

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hallador Energy Company

Consolidated Balance Sheets

As of December 31,

(in thousands, except per share data)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$15,502	$12,483
Restricted cash (Note 10)	4,592	3,811
Certificates of deposit	488	1,495
Marketable securities	1,842	1,907
Accounts receivable	18,428	16,762
Prepaid income taxes	2,606	2,899
Inventory	20,507	12,804
Parts and supplies, net of allowance of $1,595 and $795 in 2018 and 2017, respectively	9,645	10,043
Prepaid expenses	11,368	5,482
Total current assets	84,978	67,686
Property, plant and equipment, at cost:
Land and mineral rights	130,897	129,724
Buildings and equipment	365,481	360,862
Mine development	140,990	136,762
Total property, plant and equipment, at cost	637,368	627,348
Less - accumulated DD&A	(224,730)	(203,391)
Total property, plant and equipment, net	412,638	423,957
Investment in Savoy (Note 13)	-	8,037
Investment in Sunrise Energy (Note 13)	3,666	3,853
Other assets (Note 7)	14,217	14,660
Total assets	$515,499	$518,193
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net (Note 3)	$25,392	$33,171
Accounts payable and accrued liabilities (Note 8)	26,421	21,115
Total current liabilities	51,813	54,286
Long-term liabilities:
Bank debt, net (Note 3)	155,655	165,773
Deferred income taxes	26,441	28,728
Asset retirement obligations (ARO)	14,586	13,506
Other	8,130	6,577
Total long-term liabilities	204,812	214,584
Total liabilities	256,625	268,870
Redeemable noncontrolling interests (Note 15)	4,000	-
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 100,000 shares authorized; 30,245 and 29,955 shares outstanding, respectively	302	299
Additional paid-in capital	100,742	97,873
Retained earnings	153,830	150,236
Accumulated other comprehensive income	-	915
Total stockholders’ equity	254,874	249,323
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$515,499	$518,193

See accompanying notes.

Hallador Energy Company

Consolidated Statements of Comprehensive Income

For the years ended December 31,

(in thousands, expect per share data)

	2018	2017
Revenue:
Coal sales	$291,783	$268,202
Other (Note 9)	1,774	3,431
Total revenue	293,557	271,633
Costs and expenses:
Operating costs and expenses	215,363	190,150
DD&A	44,167	38,495
ARO accretion	1,167	861
Exploration costs	1,185	854
SG&A	11,841	14,978
Interest (1)	16,288	12,413
Total costs and expenses	290,011	257,751

Income before income taxes	3,546	13,882

Less income tax benefit
Current	(1,788)	(2,748)
Deferred	(2,287)	(16,446)
Total income tax benefit	(4,075)	(19,194)

Net income *	$7,621	$33,076

Net income per share (Note 11):
Basic and diluted	$.25	$1.08

Weighted average shares outstanding:
Basic and diluted	30,074	29,661

*There is no material difference between net income and comprehensive income.

(1)	Included in interest expense is the change in the estimated fair value of our interest rate swaps. Such amounts were $2,182 and $(723) for 2018, and 2017, respectively.

See accompanying notes.

Hallador Energy Company

Consolidated Statements of Cash Flows

For the years ended December 31,

(in thousands)

	2018	2017
Operating activities:
Net income	$7,621	$33,076
Deferred income taxes	(2,287)	(16,446)
Equity (income) loss – Savoy and Sunrise Energy	187	(365)
Cash distributions - Savoy and Sunrise Energy	-	175
DD&A	44,167	38,495
Loss on sale of assets	561	45
Unrealized loss on marketable securities	226	-
Change in fair value of interest rate swaps	2,182	(723)
Amortization and write off of deferred financing costs	2,024	1,829
Amortization of purchased coal contracts	-	8,922
Accretion of ARO	1,167	861
Stock-based compensation	3,170	7,266
Allowance for parts and supplies inventory obsolescence	800	-
Change in current assets and liabilities:
Accounts receivable	(1,666)	5,533
Inventory	(7,703)	(2,704)
Parts and supplies	(402)	48
Prepaid income taxes	293	(3,226)
Prepaid expenses	(4,853)	(4,823)
Accounts payable and accrued liabilities	5,701	(815)
Other	382	(1,377)
Cash provided by operating activities	51,570	65,771
Investing activities:
Capital expenditures	(35,091)	(28,622)
Proceeds from sale of equipment	77	506
Proceeds from maturities of certificates of deposit	1,007	5,820
Proceeds from sale of Savoy	8,000	-
Cash used in investing activities	(26,007)	(22,296)
Financing activities:
Payments of bank debt	(38,793)	(36,625)
Bank borrowings	19,000	-
Deferred financing costs	(730)	-
Proceeds from Bulldog property	-	4,940
Proceeds from noncontrolling interests (Note 15)	4,000	-
Taxes paid on vesting of RSUs	(298)	(3,209)
Dividends	(4,942)	(4,892)
Cash used in financing activities	(21,763)	(39,786)
Increase in cash, cash equivalents, and restricted cash	3,800	3,689
Cash, cash equivalents, and restricted cash beginning of year	16,294	12,605
Cash, cash equivalents, and restricted cash end of year	$20,094	$16,294

Cash, cash equivalents, and restricted cash consists of the following:
Cash	$15,502	$12,483
Restricted Cash	4,592	3,811
	$20,094	$16,294

Supplemental cash flow information:
Cash paid for interest	$11,433	$11,663
Cash (received) paid for income taxes, net	(2,081)	1,562
Capital expenditures included in accounts payable and prepaid expense	(4,837)	7,615

See accompanying notes.

Hallador Energy Company

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI*	Total
Balance December 31, 2016	29,413	$294	$93,816	$122,052	$728	$216,890
Stock-based compensation	-	-	7,266	-	-	7,266
Stock issued on vesting of RSUs	991	5	-	-	-	5
Taxes paid on vesting of RSUs	(449)	-	(3,209)	-	-	(3,209)
Dividends	-	-	-	(4,892)	-	(4,892)
Net income	-	-	-	33,076	-	33,076
Other	-	-	-	-	187	187
Balance, December 31, 2017	29,955	299	97,873	150 236	915	249,323
Impact from adoption of ASU 2018-02 and ASU 2016-01 (Note 1)				915	(915)	-
Stock-based compensation			3,170			3,170
Stock issued on vesting of RSUs	345	3	(3)			-
Taxes paid on vesting of RSUs	(55)		(298)			(298)
Dividends				(4,942)		(4,942)
Net income				7,621		7,621
Balance, December 31, 2018	30,245	$302	$100,742	$153,830	$-	$254,874

*Accumulated Other Comprehensive Income (loss)

See accompanying notes.

HALLADOR ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)        Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The condensed consolidated financial statements include the accounts of Hallador Energy Company (hereinafter known as, “we, us, or our”) and its wholly-owned subsidiaries Sunrise Coal, LLC (Sunrise) and Hourglass Sands, LLC (Hourglass), and Sunrise’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Sunrise is engaged in the production of steam coal from mines located in western Indiana. Hourglass is in the development stage and is engaged in the production of frac sand in the State of Colorado (see Note 15).

Segment Information

The Company’s significant operating segments include the Oaktown and Carlisle underground mines located in southwestern Indiana.  The Company’s chief operating decision maker (“CODM”) reviews the operating results, assesses performance and makes decisions about allocation of resources to these segments at the mine level, however, we aggregate the results of operations of the mines for reporting purposes since the nature of the product, production process, customer type, product distribution, and long-term economic characteristics at each location are similar.

Allowance for Doubtful Accounts

The Company evaluates the need for an allowance for uncollectible receivables based on a review of account balances that are likely to be uncollectible, as determined by such variables as customer creditworthiness, the age of the receivables and disputed amounts. Historically, credit losses have been insignificant. At December 31, 2018 and 2017, no allowance was recorded for uncollectible accounts receivable as all amounts were deemed collectible.

Inventory

Inventory and parts and supplies are valued at the lower of average cost or net realizable value.  Inventory costs include labor, supplies, operating overhead, and other related costs incurred at or on behalf of the mining location, including depreciation, depletion, and amortization of equipment, buildings, mineral rights, and mine development costs.

Prepaid expenses

Prepaid expenses include prepaid insurance, prepaid maintenance expense, and a prepaid balance with our primary parts and supplies vendor.

Advance Royalties

Coal leases that require minimum annual or advance payments and are recoverable from future production are generally deferred and charged to expense as the coal is subsequently produced. Advance royalties are included in other assets.

Mining Properties

Mining properties are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period. Expenditures that extend the useful lives or increase the productivity of the assets are capitalized. The cost of maintenance and repairs that do not extend the useful lives or increase the productivity of the assets are expensed as incurred.  Other than land and most mining equipment, mining properties are depreciated using the units-of-production method over the estimated recoverable reserves. Most surface and underground mining equipment is depreciated using estimated useful lives ranging from three to twenty-five years.

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

Mine Development

Costs of developing new mines, including asset retirement obligation assets, or significantly expanding the capacity of existing mines, are capitalized and amortized using the units-of-production method over estimated recoverable reserves.

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

We review our ARO at least annually and reflect revisions for permit changes, changes in our estimated reclamation costs and changes in the estimated timing of such costs. In the event we are not able to perform reclamation, we have surety bonds totaling $26 million to cover ARO.

The table below (in thousands) reflects the changes to our ARO:

	2018	2017
Balance, beginning of year	$13,806	$13,260
Accretion	1,167	861
Revisions	-	(112)
Payments	(327)	(203)
Balance, end of year	14,646	13,806
Less current portion	(60)	(300)
Long-term balance, end of year	$14,586	$13,506

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual amounts could differ from those estimates.  The most significant estimates included in the preparation of the financial statements relate to: (i) deferred income tax accounts, (ii) coal reserves, (iii) depreciation, depletion, and amortization, (iv) estimates relating to interest rate swaps, and (v) estimates used in our impairment analysis.

Long-term Contracts

As of December 31, 2018, we are committed to supplying our customers up to a maximum of 30.5 million tons of coal through 2024 of which 20.7 million tons are priced.

For 2018, we derived 82% of our coal sales from four customers, each representing at least 10% of our coal sales. 77% of our accounts receivable were from five customers, each representing more than 10% of the December 31, 2018 balance.

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

New Accounting Standards Issued and Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive revenue recognition standard that supersedes nearly all existing revenue recognition guidance under current U.S. GAAP and replaces it with a principle-based approach for determining revenue recognition. On January 1, 2018, we adopted the new accounting standard and all of the related amendments to all contracts using the modified retrospective method. Adoption of the new revenue standard did not result in a material cumulative effect adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis, however we recognized revenue of $0.5 million over the course of the year related to MSHA costs that would have been recognized in a future period under the old standard. See “Note 14 - Revenue” to these consolidated financial statements for additional disclosures.

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

New Accounting Standards Issued and Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements. The new guidance will classify leases as either finance or operating (similar to current standard’s “capital” or “operating” classification), with classification affecting the pattern of income recognition in the statement of income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The FASB continues to issue clarifications, updates and implementation guidance to ASU 2016-02 which we continue to monitor, such as ASU 2018-01, Leases (Topic 842) ("ASU 2018-01") and ASU 2018-11,  Leases (Topic 842) ("ASU 2018-11") which provides practical expedients for transition to Topic 842.  ASU 2018-01 allows for companies that did not previously recognize land easements as leases to continue this practice for existing leases but will still require the evaluation of new lease arrangements, including land easements.  ASU 2018-11 provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented and permits lessors to not separate non-lease components from the associated lease component if certain conditions are met.  We will elect to apply this option at the adoption date.

We have completed our review of our current population of leases and continue our efforts to update the population for new leases. We have also developed internal controls and systems for our implementation and ongoing accounting for leases.  We will recognize lease liabilities and offsetting right-of-use assets of approximately $0.5 million in our consolidated balance sheets for operating leases upon adoption on January 1, 2019.

Subsequent Events

In January 2019, we declared a dividend of $.04 per share to shareholders of record as of January 31, 2019. The dividend was paid on February 15, 2019.

In January 2019, we sold our overriding royalty interests in certain producing oil properties in Southern Wyoming for $2.5 million and recognized a gain for the same amount.

(2)         Asset Impairment Review

Carlisle Mine

In July 2018, we restarted production at the Carlisle Mine and began shipping coal to customers. We conducted a review of the Carlisle Mine assets as of December 31, 2018, based on estimated future net cash flows, and determined that no impairment to the aggregate net carrying value of $107 million was necessary. If in future periods we reduce our estimate of the future net cash flows attributable to the Carlisle Mine, it may result in future impairment of such assets and such charges could be significant.

Bulldog Reserves

In October 2017, we entered into an agreement to sell land associated with the Bulldog reserves for $4.9 million. As part of the transaction, we hold the rights to repurchase the property for eight years at the original sale price of $4.9 million plus interest. We accounted for the sale as a financing transaction with the liability recorded in other long-term liabilities. The Bulldog assets had an aggregate net carrying value of $15 million at December 31, 2018. Also, in October 2017, the Illinois Department of Natural Resources (ILDNR) notified us that our mine application, along with modifications, was acceptable. In October 2018, we paid the required fee and bond and the permit is expected to be issued in the near future. We have determined that no impairment is necessary. If estimates inherent in the assessment change, it may result in future impairment of the assets.

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

Liquidity

Our bank debt at December 31, 2018, was $188 million (term - $130 million, revolver - $58 million). Our debt is recorded at cost which approximates fair value due to the variable interest rates in the agreement. As of December 31, 2018, we had additional borrowing capacity of $62 million and total liquidity of $80 million.

Fees

We incurred $5.7 million in debt issuance costs at the closing of the new credit facility that were added to our bank debt. Bank fees and other costs incurred in connection with the amended credit agreement and unamortized costs incurred in connection with the initial facility and a subsequent amendment totaled $8.8 million. These costs were deferred and are being amortized over the term of the loan. Unamortized costs as of December 31, 2018 and 2017, were $7.4 million and $3.0 million, respectively.

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

At December 31, 2018, our Leverage Ratio was 2.55, and our Debt Service Coverage Ratio was 2.12. Therefore, we were in compliance with those two ratios.

Rate

The interest rate on the facility ranges from LIBOR plus 3.00% to LIBOR plus 4.50%, depending on our Leverage Ratio. We entered into swap agreements to fix the LIBOR component of the interest rate to achieve an effective fixed rate of ~6% on the original term loan balance and on $53 million of the revolver. At December 31, 2018, we are paying LIBOR of 2.52% plus 4.00% for a total interest rate of 6.52%.

Bank debt, less debt issuance costs, is presented below (in thousands):

	2018	2017
Current debt	$27,563	$35,000
Less debt issuance cost	(2,171)	(1,829)
Net current portion	$25,392	$33,171

Long-term debt	$160,900	$166,992
Less debt issuance cost	(5,245)	(1,219)
Net long-term portion	$155,655	$165,773

Future Maturities (in thousands):
2019	$27,563
2020	34,913
2021	36,750
2022	89,237
Total	$188,463

(4)         Income Taxes (in thousands)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act made broad and complex changes to the U.S. tax code including, but not limited to, (1) bonus depreciation that will allow for full expensing of qualified property; (2) reduction of the U.S. federal corporate tax rate; (3) elimination of the corporate alternative minimum tax; (4) a new limitation on deductible interest expense; (5) the repeal of the domestic production activity deduction; (6) limitations on the deductibility of certain executive compensation; and (7) limitations on net operating losses generated after December 31, 2017, to 80 percent of taxable income.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. We completed the accounting for the tax effects of the Tax Act in December 2017.

The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. Because ASC 740-10-25-47 required the effect of a change in tax laws or rates to be recognized as of the date of enactment, we were required to adjust deferred tax assets and liabilities as of December 22, 2017. Accordingly, we recorded a decrease related to our net deferred tax liability of $16.4 million, with a corresponding net adjustment to deferred income tax benefit of $16.4 million for the year ended December 31, 2017.

Our income tax is different than the expected amount computed using the applicable federal and state statutory income tax rates.  The reasons for and effects of such differences for the years ended December 31 are below:

	2018	2017
Expected amount	$737	$4,868
Adjustment to deferred taxes from the Tax Act rate reduction	-	(17,974)
State income taxes, net of federal benefit	(654)	115
Percentage depletion	(3,278)	(4,128)
Stock-based compensation	(15)	(204)
Captive insurance	-	(379)
Adjustments to NOL carryforwards	-	(1,038)
Return to provision adjustments	(592)	(205)
Other	(273)	(249)
	$(4,075)	$(19,194)

The deferred tax assets and liabilities resulting from temporary differences between book and tax basis are comprised of the following at December 31:

	2018	2017
Long-term deferred tax assets:
Stock-based compensation	$613	$251
Investment in Savoy	-	781
Net operating loss	17,194	13,626
Interest limitation carryforward	441	-
Alternative minimum tax credit	1,049	2,705
Other	995	943
Total long-term deferred tax assets	20,292	18,306
Long-term deferred tax liabilities:
Coal properties	(46,733)	(47,034)
Net deferred tax liability	$(26,441)	$(28,728)

Our effective tax rate (ETR) for 2018 was (116)% compared to (138)% for 2017. The negative ETR in 2018 is due mostly to the statutory depletion deduction which is in excess of our book income. The negative ETR in 2017 is due primarily to the effects of the Tax Act adjustment to our deferred taxes and prior year tax return reconciliation which were all recorded discretely for the year ended December 31, 2017. The tax rate for the years ended December 31, 2018 and 2017 are not predictive of future tax rates due to the deferred income tax benefit of the Tax Act. The tax rate at December 31, 2017 would have been 9% without the effects of the deferred income tax benefit of the Tax Act and the prior year tax return reconciliation. Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory depletion allowances. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.

We have analyzed our filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions, to determine whether the positions will be more likely than not be sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year.  We identified our federal tax return and our Indiana state tax return as “major” tax jurisdictions.  We believe that our income tax filing positions and deduction will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position. While not material, we record any penalties and interest as SG&A.   Tax returns filed with the IRS and state entities generally remain subject to examination for three years after filing.

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

On June 6, 2017, our Compensation Committee approved a Four-Year Compensation Plan for our Chairman, President, and CFO that granted them 645,000 RSUs. These shares vest/lapse 25% annually from December 16, 2018 through December 16, 2021, or earlier based on the terms of the RSU Plan and the applicable award agreements.   The closing stock price on the date of grant was $8.23.

The table below shows the number of RSUs available for issuance at December 31, 2018:

Total authorized RSUs in Plan approved by shareholders	4,850,000
Stock issued out of the Plan from vested grants	(2,802,284)
Non-vested grants	(789,250)
RSUs available for future issuance	1,258,466

Non-vested grants at December 31, 2016	733,000
Granted – weighted average share price on grant date was $7.98	1,211,500
Vested – weighted average share price on vesting date was $7.22	(990,500)
Forfeited	(9,500)
Non-vested grants at December 31, 2017	944,500
Granted – weighted average share price on grant date was $5.76	202,000
Vested – weighted average share price on vesting date was $6.21	(344,750)
Forfeited	(12,500)
Non-vested grants at December 31, 2018 (1)	789,250

(1)         RSU Vesting Schedule

Vesting Year	RSUs Vesting
2019	304,750
2020	176,250
2021	308,250
789,250

Vested shares had a value of $2.1 million for 2018, and $7.1 million for 2017 on their vesting dates. Under our RSU plan, participants are allowed to relinquish shares to pay for their required statutory income taxes.

The outstanding RSUs have a value of $4.07 million based on the March 8, 2019 closing stock price of $5.16.

For the years ended December 31, 2018 and 2017 stock-based compensation was $3.2 million and $7.3 million, respectively. For 2019, 2020, and 2021, based on existing RSUs outstanding, stock-based compensation expense is estimated to be $1.9 million, $1.2 million, and $1.1 million, respectively.

Stock Options

We have no stock options outstanding.

Stock Bonus Plan

Our stock bonus plan was authorized in late 2009 with 250,000 shares. Currently, we have 86,383 shares available for future issuance.

(6)         Employee Benefits

We have no defined benefit pension plans or post-retirement benefit plans. We offer our employees a 401(k) Plan, where we match 100% of the first 4% that an employee contributes and a discretionary Deferred Bonus Plan for certain key employees.  We also offer health benefits to all employees and their families.  We have 2,481 participants in our employee health plan. The plan does not cover dental, vision, short-term or long-term disability. These coverages are available on a voluntary basis.  We bear some of the risk of our employee health plans. Our health claims are capped at $200,000 per person with a maximum annual exposure of $17.0 million, not including premiums.

Our employee benefit expenses for the years ended December 31 are below (in thousands):

	2018	2017
Health benefits, including premiums	$13,070	$13,603
401(k) matching	1,811	1,943
Deferred bonus plan	722	677
Total	$15,603	$16,223

Of the amounts in the above table, $15.1 million and $15.8 million are recorded in operating costs and expenses for 2018 and 2017, respectively, with the remainder in SG&A.

Our mine employees are also covered by workers’ compensation and such costs for 2018 and 2017 were approximately $3.0 million and $2.5 million, respectively, and are recorded in operating costs and expenses. Workers’ compensation is a no-fault system by which individuals who sustain work related injuries or occupational diseases are compensated. Benefits and coverage are mandated by each state which includes disability ratings, medical claims, rehabilitation services, and death and survivor benefits.  We are partially self-insured for such claims, however, our operations are protected from these perils through stop-loss insurance policies.  Our maximum annual exposure is limited to $1 million per occurrence with a $4 million aggregate deductible.  Based on discussions and representations from our insurance carrier, we believe that our reserve for our workers’ compensation benefits is adequate.  We have a safety conscious workforce, and based on our experience modifier, our claims are averaging 23% below that of our peers in underground coal mining in the state of Indiana.

(7)         Other Long-Term Assets (in thousands)

	2018	2017
Advanced coal royalties	$10,186	$9,720
Marketable equity securities available for sale, at fair value (restricted)*	1,909	2,148
Other	2,122	2,792
Total other long-term assets	$14,217	$14,660

*Held by Sunrise Indemnity, Inc., our wholly owned captive insurance company.

(8)         Accounts Payable and Accrued Liabilities (in thousands)

	2018	2017
Accounts payable	$5,844	$4,008
Goods received not yet invoiced	6,095	5,574
Accrued property taxes	2,763	2,751
Accrued payroll	1,825	1,403
Workers' compensation reserve	3,670	2,969
Group health insurance	2,200	1,332
Other	4,024	3,078
Total accounts payable and accrued liabilities	$26,421	$21,115

(9)         Other Income (in thousands)

	2018	2017
Equity income - Savoy	$-	$460
Equity loss - Sunrise Energy	(187)	(95)
Loss on disposal of Savoy	(538)	-
MSHA reimbursements	1,013	1,725
Miscellaneous	1,486	1,341
	$1,774	$3,431

(10)         Self Insurance

We self-insure our underground mining equipment. Such equipment is allocated among 10 mining units spread out over 22 miles. The historical cost of such equipment is about $255 million.

As of December 31, 2018, and 2017, restricted cash of $4.6 million and $3.8 million, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(11)         Net Income per Share

We compute net income per share using the two-class method, which is an allocation formula that determines net income per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table (in thousands, except per share amounts) sets forth the computation of net income per share:

	2018	2017
Numerator:
Net income	$7,621	$33,076
Less earnings allocated to RSUs	(185)	(1,028)
Net income allocated to common shareholders	$7,436	$32,048

Denominator:
Weighted average number of common shares outstanding	30,074	29,661

Net income per share:
Basic and diluted	$0.25	$1.08

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

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our Level 3 instruments are comprised of interest rate swaps. The fair values of our swaps were estimated using discounted cash flow calculations based upon forward interest-rate yield curves.  Although we utilize third-party broker quotes to assess the reasonableness of our prices and valuation, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

The following table summarizes our financial assets and liabilities measured on a recurring basis at fair value at December 31, 2018 and 2017 by respective level of the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets:
Marketable securities	$1,842	$-	$-	$1,842
Marketable securities - restricted	1,909	-	-	1,909
	$3,751	$-	$-	$3,751
Liabilities:
Interest rate swaps	$-	$-	$1,639	$1,639
December 31, 2017
Assets:
Marketable securities	$1,907	$-	$-	$1,907
Marketable securities – restricted	2,148	-	-	2,148
Interest rate swaps	-	-	543	543
	$4,055	$-	$543	$4,598

The table below highlights the change in fair value of the interest rate swaps (in thousands):

Ending balance, December 31, 2016	$(180)
Change in estimated fair value	723
Ending balance, December 31, 2017	543
Change in estimated fair value	(2,182)
Ending balance, December 31, 2018	$(1,639)

(13)         Equity Method Investments

Savoy Energy, L.P.

On March 9, 2018, we sold our entire 30.6% partnership interest to Savoy for $8 million. The carrying value of the investment included in our consolidated balance sheets as of December 31, 2017, was $8.0 million. Our net proceeds were $7.5 million after commissions paid to a related party, which were applied to our bank debt as required under the agreement. The sale resulted in a loss of $538,000 for the year ended December 31, 2018.

Sunrise Energy, LLC

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for oil, gas and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our consolidated balance sheets as of December 31, 2018, and December 31, 2017, was $3.7 million and $3.9 million, respectively.

Sunrise Energy plans to develop and explore for oil, gas and coal-bed methane gas reserves on or near our underground coal reserves.

(14)         REVENUE

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

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. 73% and 68% of our coal revenue for the years ended December 31, 2018 and 2017, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida, North Carolina, Kentucky, Alabama, Georgia, South Carolina, and Tennessee.

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

We have remaining performance obligations relating to fixed priced contracts of approximately $840 million, which represent the average fixed prices on our committed contracts as of December 31, 2018. We expect to recognize approximately 68% of this revenue through 2020, with the remainder recognized thereafter. We have remaining performance obligations relating to index priced contracts or contracts with price reopeners of approximately $330 million, which represents our estimate of the expected re-opener/indexed price on committed contracts as of December 31, 2018. We expect to recognize all of this income beginning in 2020.

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

(15)         Hourglass Sands

In February 2018, we invested $4 million in Hourglass Sands, LLC (Hourglass), a frac sand mining company in the State of Colorado. We own 100% of the Class A units and are consolidating the activity of Hourglass in these statements. Class A units are entitled to 100% of profit until our capital investment and interest is returned, then 90% of profits are allocated to us with remainder to Class B units. We do not own any Class B units.

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

Below is a condensed Hourglass balance sheet and a condensed statement of operations as of December 31, 2018 Current assets include cash totaling $2.9 million and sand inventory totaling $1.3 million. Expenses are included in operating costs and expenses, exploration costs, and SG&A in our consolidated statements of comprehensive income.

Condensed Balance Sheet

Current assets	$4,241
Property and equipment	3,092
Total assets	$7,333

Total liabilities	$502
Redeemable noncontrolling interests	4,000
Members' equity	2,831
Total liabilities and equity	$7,333

Condensed Statement of Operations

Revenue	$255
Expenses	1,424
Net loss	$(1,169)

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our ICFR as of December 31, 2018. Based on that evaluation, our management concluded that our ICFR was effective at December 31, 2018. Plante & Moran, PLLC has audited and reported on our financial statements and our ICFR as of December 31, 2018. Their report is contained in this Form 10-K.

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION	None.

PART III

The information required for Items 10-14 is hereby incorporated by reference to that certain information in our Proxy Statement to be filed with the SEC during April 2019.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

See Item 8 for an index of our financial statements.

Our exhibit index is as follows:

3.1	Second Restated Articles of Incorporation of Hallador Energy Company effective December 24, 2009. (1)
3.2	By-laws of Hallador Energy Company, effective December 24, 2009 (1)
10.2	2009 Stock Bonus Plan (2)*
10.3	Third Amended and Restated Credit Agreement dated May 21, 2018 (3)
10.5	Form of Hallador Energy Company Restricted Stock Unit Issuance Agreement* (5)
10.6	Amended and Restated Hallador Energy Company 2008 Restricted Stock Unit Plan (6)
10.7	Hallador Energy Company Four-Year Plan* (7)
14	Code of Ethics for Senior Financial Officers. (8)*
21.1	List of Subsidiaries (9)
23.1	Consent of Plante & Moran, PLLC (9)
31	SOX 302 Certifications (9)
32	SOX 906 Certification (9)
95	Mine Safety Disclosure (9)
101	Interactive data files. (9)

(1)	IBR to Form 8-K dated December 31, 2009
(2)	IBR to Form S-8 dated December 1, 2009
(3)	IBR to Form 10-Q dated August 6, 2018
(4)	IBR to Form 10-Q dated May 6, 2016
(5)	IBR to Form 8-K dated May 17, 2017
(6)	IBR to Form 10-Q dated August 8, 2017
(7)	IBR to Form 10-Q dated May 6, 2016
(8)	IBR to the 2005 Form 10-KSB.
(9)	Filed herewith.

*Management Agreements

ITEM 16.	Form 10-K Summary.

As this item is optional, no summary is presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: March 11, 2019	/s/LAWRENCE D. MARTIN
Lawrence D. Martin, CFO and CAO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/DAVID HARDIE
David Hardie	Director	March 11, 2019

/s/BRYAN LAWRENCE
Bryan Lawrence	Director	March 11, 2019

/s/BRENT BILSLAND
Brent Bilsland	Board Chairman, President and CEO	March 11, 2019

/s/DAVID J. LUBAR
David J. Lubar	Director	March 11, 2019