Form 10-Q
period 2019-03-31
HALLADOR ENERGY CO
filed 2019-05-06
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, $.01 par value	HNRG	Nasdaq

As of May 3, 2019, we had 30,244,599 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hallador Energy Company

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$8,690	$15,502
Restricted cash (Note 8)	4,657	4,592
Certificates of deposit	488	488
Marketable securities	2,047	1,842
Accounts receivable	15,502	18,428
Prepaid income taxes	1,266	2,606
Inventory	23,181	20,507
Parts and supplies, net of allowance of $994 and $1,595, respectively	10,729	9,645
Prepaid expenses	9,667	11,368
Total current assets	76,227	84,978
Property, plant and equipment, at cost:
Land and mineral rights	131,138	130,897
Buildings and equipment	376,265	365,481
Mine development	142,224	140,990
Total property, plant and equipment, at cost	649,627	637,368
Less - accumulated DD&A	(236,440)	(224,730)
Total property, plant and equipment, net	413,187	412,638
Investment in Sunrise Energy (Note 4)	3,632	3,666
Other assets (Note 5)	14,123	14,217
Total assets	$507,169	$515,499
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net (Note 3)	$27,230	$25,392
Accounts payable and accrued liabilities (Note 6)	29,527	26,421
Total current liabilities	56,757	51,813
Long-term liabilities:
Bank debt, net (Note 3)	134,348	155,655
Deferred income taxes	26,634	26,441
Asset retirement obligations (ARO)	14,777	14,586
Other	9,526	8,130
Total long-term liabilities	185,285	204,812
Total liabilities	242,042	256,625
Redeemable noncontrolling interests (Note 14)	4,000	4,000
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 100,000 shares authorized; 30,245 outstanding	302	302
Additional paid-in capital	101,236	100,742
Retained earnings	159,589	153,830
Total stockholders’ equity	261,127	254,874
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$507,169	$515,499

See accompanying notes.

Hallador Energy Company

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31

(in thousands, except per share data)

(unaudited)

	2019	2018
Revenue:
Coal sales	$85,235	$66,787
Other income (Note 7)	4,078	77
Total revenue	89,313	66,864
Costs and expenses:
Operating costs and expenses	62,419	46,640
DD&A	11,738	10,829
ARO accretion	309	282
Exploration costs	280	217
SG&A	2,984	3,890
Interest (1)	4,619	2,708
Total costs and expenses	82,349	64,566

Income before income taxes	6,964	2,298

Income tax expense (benefit)
Current	(229)	(203)
Deferred	193	369
Total income tax expense (benefit)	(36)	166

Net income	$7,000	$2,132

Net income per share (Note 9):
Basic and diluted	$0.23	$0.07

Weighted average shares outstanding:
Basic and diluted	30,245	29,955

(1)       Interest expense for the three months ended March 31, 2019 and 2018 includes $1,013 and $(158), respectively, for the net change in the estimated fair value of our interest rate swaps.

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(in thousands)

(unaudited)

	2019	2018
Operating activities:
Cash provided by operating activities	$20,847	$13,193

Investing activities:
Capital expenditures	(8,840)	(10,428)
Proceeds from sale of royalty interests in oil properties	2,500	-
Proceeds from sale of Savoy	-	8,000
Cash used in investing activities	(6,340)	(2,428)

Financing activities:
Payments on bank debt	(20,013)	(16,255)
Bank borrowings	-	5,000
Proceeds from non-controlling interests (Note 14)	-	4,000
Taxes paid on vesting of RSUs	-	(4)
Dividends	(1,241)	(1,236)
Cash used in financing activities	(21,254)	(8,495)

Increase (decrease) in cash, cash equivalents, and restricted cash	(6,747)	2,270
Cash, cash equivalents, and restricted cash, beginning of period	20,094	16,294
Cash, cash equivalents, and restricted cash, end of period	$13,347	$18,564

Cash, cash equivalents, and restricted cash consist of the following:
Cash and cash equivalents	$8,690	$14,449
Restricted cash	4,657	4,115
	$13,347	$18,564

Non-cash investing activities:
Capital expenditures included in accounts payable	$3,250	$(3,903)
Right-to-use asset due to adoption of ASU 2016-02	426	-

See accompanying notes.

 Hallador Energy Company

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI*	Total
Balance, December 31, 2017	29,955	$299	$97,873	$150,236	$915	$249,323
Impact from adoption of new accounting standards				915	(915)
Stock-based compensation	-	-	1,972	-	-	1,972
Stock issued on vesting of RSUs	2	-	-	-	-	-
Taxes paid on vesting of RSUs	(1)	-	(4)			(4)
Dividends	-	-		(1,236)		(1,236)
Net income	-	-		2,132		2,132
Balance, March 31, 2018	29,956	$299	$99,841	$152,047	$-	$252,187

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2018	30,245	$302	$100,742	$153,830	$254,874
Stock-based compensation	-	-	494	-	494
Dividends	-	-	-	(1,241)	(1,241)
Net income	-	-	-	7,000	7,000
Balance, March 31, 2019	30,245	$302	$101,236	$159,589	$261,127

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

The results of operations and cash flows for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2019. To maintain consistency and comparability, certain 2018 amounts have been reclassified to conform to the 2019 presentation.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our condensed consolidated financial statements filed as part of our 2018 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

The condensed consolidated financial statements include the accounts of Hallador Energy Company (hereinafter known as, “we, us, or our”) and its wholly-owned subsidiaries Sunrise Coal, LLC (Sunrise) and Hourglass Sands, LLC (Hourglass), and Sunrise’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Sunrise is engaged in the production of steam coal from mines located in western Indiana. Hourglass is in the development stage and is engaged in the production of frac sand in the State of Colorado (see Note 14).

New Accounting Standards Issued and Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclose key information about lease arrangements. The new guidance classifies leases as either finance or operating, with classification affecting the pattern of income recognition in the statement of income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The FASB issued clarifications, updates and implementation guidance to ASU 2016-02, such as ASU 2018-11, Leases (Topic 842) (ASU 2018-11) which provides practical expedients for transition to Topic 842.  ASU 2018-11 provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented and permits lessors to not separate non-lease components from the associated lease component if certain conditions are met.

We adopted ASU 2016-02 effective January 1, 2019 and elected the option to not restate comparative periods in transition and also elected the practical expedients within the standard which permits us to not reassess our prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company made an election to not separate lease and non-lease components for all leases and will not use hindsight. The adoption of the standard had no impact on the Company’s consolidated income statement or statement of cash flows. Effective January 1, 2019, we recorded a right-to-use asset and corresponding lease liability of $0.5 million.

New Accounting Standards Issued and Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13).  ASU 2016-13 changes the impairment model for most financial assets and certain other instruments to require the use of a new forward-looking "expected loss" model that generally will result in earlier recognition of allowances for losses.  The new standard will require disclosure of significantly more information related to these items.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for the fiscal year beginning after December 15, 2018, including interim periods.  We are currently evaluating the effect of adopting ASU 2016-13, but do not anticipate it will have a material impact on our condensed consolidated financial statements.

(2)	ASSET IMPAIRMENT REVIEW

Bulldog Reserves

In October 2017, we entered into an agreement to sell land associated with the Bulldog Mine for $4.9 million. As part of the transaction, we hold the rights to repurchase the property for eight years at the original sale price of $4.9 million plus interest. We are accounting for the sale as a financing transaction with the liability recorded in other long-term liabilities. The Bulldog Mine assets had an aggregate net carrying value of $15 million at March 31, 2019. Also, in October 2017, the Illinois Department of Natural Resources (ILDNR) notified us that our mine application, along with modifications, was acceptable. In October 2018, we paid the required fee and bond and the permit was issued in April 2019. We have determined that no impairment is necessary. If estimates inherent in the assessment change, it may result in future impairment of the assets.

(3)	BANK DEBT

Our bank debt is comprised of term debt and a $120 million revolver, both of which mature May 21, 2022. Our debt is recorded at cost which approximates fair value due to the variable interest rates in the agreement and is collateralized primarily by Hallador’s assets.

Liquidity

Our bank debt at March 31, 2019, was $168 million (term - $125 million, revolver - $43 million). As of March 31, 2019, we had additional borrowing capacity of $77 million and total liquidity of $88 million.

Fees

Unamortized bank fees and other costs incurred in connection with the initial facility and a subsequent amendment totaled $8.8 million as of our most recent amendment in May 2018. These costs were deferred and are being amortized over the term of the loan. Unamortized costs as of March 31, 2019 and December 31, 2018 were $6.9 million and $7.4 million, respectively.

Bank debt, less debt issuance costs, is presented below (in thousands):

	March 31,	December 31,
	2019	2018
Current bank debt	$29,400	$27,563
Less unamortized debt issuance cost	(2,170)	(2,171)
Net current portion	$27,230	$25,392

Long-term bank debt	$139,050	$160,900
Less unamortized debt issuance cost	(4,702)	(5,245)
Net long-term portion	$134,348	$155,655

Total bank debt	$168,450	$188,463
Less total unamortized debt issuance cost	(6,872)	(7,416)
Net bank debt	$161,578	$181,047

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

As of March 31, 2019, our Leverage Ratio was 2.12, easily within our compliance limit of 3.75.

The credit facility also requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA / annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.25 to 1 through the maturity of the credit facility.

At March 31, 2019, our Debt Service Coverage Ratio was well within compliance at 2.29.

Rate

The interest rate on the facility ranges from LIBOR plus 3.00% to LIBOR plus 4.50%, depending on our Leverage Ratio. We entered into swap agreements to fix the LIBOR component of the interest rate to achieve an effective fixed rate of ~6% on the original term loan balance and on $53 million of the revolver. At March 31, 2019, we are paying LIBOR of 2.51% plus 4.00% for a total interest rate of 6.51%.

(4)	EQUITY METHOD INVESTMENTS

Savoy Energy, L.P.

On March 9, 2018, we sold our entire 30.6% partnership interest to Savoy for $8 million. Our net proceeds were $7.5 million after commissions paid to a related party, which were applied to our bank debt as required under the agreement. The sale resulted in a loss of $538,000 for the period ended March 31, 2018.

Sunrise Energy, LLC

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for oil, gas and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our consolidated balance sheets as of March 31, 2019, and December 31, 2018, was $3.6 million and $3.7 million, respectively.

(5)	OTHER ASSETS (in thousands)

	March 31,	December 31,
	2019	2018
Advanced coal royalties	$9,903	$10,186
Marketable equity securities available for sale, at fair value (restricted)*	2,113	1,909
Other	2,107	2,122
Total other assets	$14,123	$14,217

*Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

(6)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (in thousands)

	March 31,	December 31,
	2019	2018
Accounts payable	$7,079	$5,844
Goods received not yet invoiced	6,982	6,095
Accrued property taxes	3,149	2,763
Accrued payroll	2,345	1,825
Workers' compensation reserve	3,872	3,670
Group health insurance	2,400	2,200
Other	3,700	4,024
Total accounts payable and accrued liabilities	$29,527	$26,421

(7)	OTHER INCOME (in thousands)

	Three Months Ended
	March 31,
	2019	2018
Equity loss - Sunrise Energy	$(34)	$(83)
Loss on disposal of Savoy	-	(538)
MSHA reimbursements	150	503
Gain on sale of royalty interests in oil properties	2,500	-
Miscellaneous	1,462	195
Total other income	$4,078	$77

(8)	SELF-INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among ten mining units dispersed over 22 miles. The historical cost of such equipment was approximately $260 million and $255 million as of March 31, 2019 and December 31, 2018, respectively.

Restricted cash of $4.7 million and $4.6 million as of March 31, 2019 and December 31, 2018, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(9)	NET INCOME PER SHARE

We compute net income per share using the two-class method, which is an allocation formula that determines net income per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table sets forth the computation of net income allocated to common shareholders (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net income	$7,000	$2,132
Earnings allocated to RSUs	(180)	(50)
Net income allocated to common shareholders	$6,820	$2,082

(10)	INCOME TAXES

For interim period reporting, we record income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items and statutory rates in states in which we operate. Our effective tax rate for the three months ended March 31, 2019 and 2018 was ~0% and ~7%, respectively. Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.

(11)	RESTRICTED STOCK UNITS (RSUs)

Non-vested grants at December 31, 2018	789,250
Granted - share price on grant date was $5.27	8,000
Vested	-
Forfeited	-
Non-vested grants at March 31, 2019	797,250

No shares vested during the three months ended March 31, 2019.

For the three months ended March 31, 2019, and 2018, our stock-based compensation was $0.5 million and $2.0 million, respectively. With the passing of our Chairman, Victor Stabio, on March 7, 2018, the vesting of his 220,000 RSUs accelerated. The value of the accelerated RSUs was $1.5 million.

Non-vested RSU grants will vest as follows:

Vesting	RSUs
Year	Vesting
2019	304,750
2020	176,250
2021	316,250
797,250

The outstanding RSUs have a value of $4.0 million based on the May 3, 2019, closing stock price of $5.07.

At March 31, 2019, we had 1,250,466 RSUs available for future issuance.

(12)	REVENUE

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

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. 72% and 74% of our coal revenue for the three months ended March 31, 2019 and 2018, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida, Georgia, North Carolina, Kentucky, Tennessee, and South Carolina.

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

We recognize revenue at a point in time as the customer does not have control over the asset at any point during the fulfillment of the contract. For substantially all of our customers, this is supported by the fact that title and risk of loss transfer to the customer upon loading of the truck or railcar at the mine. This is also the point at which physical possession of the coal transfers to the customer, as well as the right to receive substantially all benefits and the risk of loss in ownership of the coal.

We have remaining performance obligations relating to fixed priced contracts of approximately $756 million, which represent the average fixed prices on our committed contracts as of March 31, 2019. We expect to recognize approximately 65% of this revenue through 2020, with the remainder recognized thereafter. We have remaining performance obligations relating to index priced contracts or contracts with price reopeners of approximately $330 million, which represents our estimate of the expected re-opener/indexed price on committed contracts as of March 31, 2019. We expect to recognize all of this income beginning in 2020.

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

(13)	LEASES

We have operating leases for office space and processing facilities with remaining lease terms ranging from less than 1 year to approximately 4 years. As most of the leases do not provide an implicit rate, we calculated the right-of-use assets and lease liabilities using our secured incremental borrowing rate at the lease commencement date. We currently do not have any finance leases outstanding.

Information related to leases was as follows:

Three Months Ended
March 31, 2019
(In thousands)
Operating lease information:
Operating cash flows from operating leases	$79
Weighted average remaining lease term in years	4.26
Weighted average discount rate	6.0%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

Year	Amount
(In thousands)
2019	$89
2020	99
2021	103
2022	106
2023	72
Total minimum lease payments	$469
Less imputed interest	(43)
Total operating lease liability	$426

As reflected on balance sheet:
Other long-term liabilities	$426
Total operating lease liability	$426

At March 31, 2019, we had approximately $426,000 right-of-use operating lease assets recorded within “buildings and equipment” on the Consolidated Balance Sheet.

(14)	HOURGLASS SANDS

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

Below are a condensed Hourglass balance sheet as of March 31, 2019 and December 31, 2018 and a condensed statement of operations for the three months ended March 31, 2019 and 2018. Current assets include cash totaling $2.3 million and sand inventory totaling $1.6 million as of March 31, 2019. Current assets include cash totaling $2.9 million and sand inventory totaling $1.3 million as of December 31, 2018. Expenses are included in operating costs and expenses, exploration costs, and SG&A in our consolidated statements of comprehensive income.

Condensed Balance Sheet

	March 31,	December 31,
	2019	2018
Current assets	$3,889	$4,241
Property and equipment	3,086	3,092
Total assets	$6,975	$7,333

Total liabilities	$395	$502
Redeemable non-controlling interests	4,000	4,000
Members' equity	2,580	2,831
Total liabilities and equity	$6,975	$7,333

Condensed Statement of Operations

	Three Months Ended March 31
	2019	2018
Revenue	$63	$-
Expenses	314	136
Net loss	$(251)	$(136)

(15)	SUBSEQUENT EVENTS

On April 15, 2019, we declared a dividend of $.04 per share to shareholders of record as of April 30, 2019. The dividend is payable on May 17, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

RESULTS OF REVIEW OF INTERIM CONDENSED FINANCIAL STATEMENTS

We have reviewed the condensed consolidated balance sheet of Hallador Energy Company (the "Company") and subsidiaries as of March 31, 2019, and the related condensed consolidated statements of comprehensive income for the three-month period ended March 31, 2019, the condensed consolidated statement of cash flows for the three-month period ended March 31, 2019, the condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 2019, and the related notes (collectively referred to as the "interim financial statements"). Based on our review, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

May 6, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

RESULTS OF REVIEW OF INTERIM CONDENSED FINANCIAL STATEMENTS

We have reviewed the condensed consolidated balance sheet of Hallador Energy Company (the "Company") and subsidiaries as of March 31, 2018, and the related condensed consolidated statements of comprehensive income, cash flows, and stockholders’ equity for the three-month period ended March 31, 2018, and the related notes (collectively referred to as the "interim financial statements"). Based on our review, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR REVIEW RESULTS

These interim financial statements are the responsibility of the Company's management. We conducted our review in accordance with the standards of the Public Company Oversight Board (United States) ("PCAOB"). We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The following discussion updates the MD&A section of our 2018 Form 10-K and should be read in conjunction therewith.

Our unaudited condensed consolidated financial statements should also be read in conjunction with this discussion. The following analysis includes discussion of metrics on a per ton basis derived from the unaudited condensed consolidated financial statements, which are considered non-GAAP measurements.

I.	OUR GROWING CUSTOMER BASE HAS LED TO GROWING VOLUMES

a.	Throughout 2018 and 1st Quarter 2019, Sunrise grew from 9 customers in 3 states to 17 customers in 8 states. This growth in customers has increased our sales volumes from 6.6 million tons in 2017 to a projected 8.2 million tons in 2019.

b.	Our significant customers include Vectren Corporation, a wholly-owned subsidiary of CenterPoint Energy (NYSE: CNP), Duke Energy Corporation (NYSE: DUK), Hoosier Energy, an electric cooperative, Orlando Utility Commission (OUC), and Indianapolis Power & Light Company (IPL), a wholly-owned subsidiary of The AES Corporation (NYSE: AES).

II.	CARLISLE’S RAMP UP IS LOWERING OUR COST STRUCTURE

a.	As 28% of our sales volume now flows to the Southeast, the demand for Carlisle coal has increased. Thus, we restarted Carlisle in 3rd Quarter 2018 at great expense causing our costs to be elevated in the second half of 2018. However, as a result of adding a second unit of production, Carlisle’s production has increased, and costs are coming down nicely. Company-wide cash costs were $29.24 in 1st Quarter 2019 vs. ~$31/ton in the 2nd half of 2018.

III.	79% SOLD FOR 4 YEARS = GREAT FREE CASH FLOW VISABILITY

a.	When looking at 2019 through 2022, we have 25.3 million tons sold. Thus, we have ~79% of our sales contracted over the next four years at an ~8.0 million-ton annualized pace. The table below reflects our projected tons.

	Targeted tons	Contracted tons	%	Estimated price
Year	(millions)	(millions)*	Committed	per ton
2019	8.2	8.0	98%	$40.00
2020	8.0	6.7	84%	$41.00
2021	8.0	5.3	66%
2022	8.0	5.3	66%
Total	32.2	25.3	79%

__________________

* Some of our contracts contain language that allows our customers to increase or decrease tonnages throughout the year.

b.	We anticipate making additional sales to our expanding customer base under supply agreements with terms of one year or longer. The terms of coal supply agreements result from competitive bidding and extensive negotiations with customers. All customer plants are expected to be long-lived.

IV.	THE STATE OF INDIANA HAS CHOSEN COAL

a.	Vectren Corporation filed a petition on February 20, 2018 with the Indiana Utility Regulatory Commission (IURC) proposing to upgrade the environmental controls at Culley Unit 1, retire Culley Unit 2 and Brown Units 1 and 2, replacing the coal-fired units with a new Combined Cycle Gas Turbine Generation Facility. The retirement of these units would have represented a reduction of ~1.1MM tons of Estimated Customer Demand starting in late 2023. The Sierra Club, Citizens Action Coalition, Indiana Office of Utility Consumer Counselor, Indiana Coal Council, Alliance Resource Partners and Sunrise Coal filed a petition with IURC requesting that Vectren’s request be denied. On April 24, 2019, the IURC rejected Vectren’s petition to build the new facility citing, among other things, the potential financial risk to customers as reasons for rejecting the petition. In the same ruling, the IURC approved $95 million in environmental upgrades for Culley Unit 1.

b.	We believe, the IURC’s decision is a material statement that the testimony regarding Vectren’s petition proved that existing Indiana Coal Generation is lower cost than new natural gas-fired plants in the state of Indiana. Additionally, the decision showed that cost is an important factor in future cases brought before the IURC.

c.	Furthermore, out of concern for the trend of increasing electricity rates in Indiana, the Indiana Legislature created a committee to study Indiana’s energy policy and release their findings by December of 2020.

ASSET IMPAIRMENT REVIEW

See Note 2 to our unaudited condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

I.	CASH PROVIDED BY OPERATIONS

a.	As set forth in our unaudited condensed consolidated statements of cash flows, cash provided by operations was $21 million and $13 million for the three months ended March 31, 2019 and 2018, respectively.

i.	In the first quarter of 2019, coal inventory increased by $2.4 million. In the first quarter of 2018, management chose to increase coal inventory by $8.1 million in anticipation of increased sales and to build a base of inventory for the Princeton Loop which came online in May 2018. The result is a $5.7 million increase to cash flow for 2019 when compared to 2018.

ii.	Operating margins increased during the first quarter of 2019 by $2.8 million when compared to the first quarter of 2018 due to our increased sales during the quarter.

iii.	The combination of these two factors contributed substantially to our increase in cash from operations compared to 2018.

b.	Our projected capex budget for the remainder of 2019 is $23 million, of which the majority is for maintenance capex.

c.	Cash provided by operations for the remainder of the year is expected to fund our maintenance capital expenditures, debt service, and dividend.

II.	MATERIAL OFF-BALANCE SHEET ARRANGEMENTS

a.	Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. In the event we are not able to perform reclamation, which is presented as asset retirement obligations (ARO) in our accompanying unaudited consolidated balance sheets, we have surety bonds totaling $26 million to pay for ARO.

CAPITAL EXPENDITURES (capex)

For the three months of 2019, capex was $8.8 million allocated as follows (in millions):

Oaktown – investment	$1.2
Oaktown – maintenance capex	5.7
Carlisle – maintenance capex	1.0
Princeton rail loop	0.4
Other	0.5
Capex per the Unaudited Condensed Consolidated Statements of Cash Flows	$8.8

RESULTS OF OPERATIONS

Quarterly coal sales and cost data (in thousands, except per ton and percentage data) are provided below. Per ton calculations below are based on tons sold.

All Mines	2nd 2018	3rd 2018	4th 2018	1st 2019	T4Qs
Tons produced	1,983	1,713	1,938	2,205	7,839
Tons sold	1,477	1,962	2,219	2,130	7,788
Coal sales	$56,922	$79,055	$89,019	$85,235	$310,231
Average price/ton	$38.54	$40.29	$40.12	$40.02	$39.83
Wash plant recovery in %	73%	72%	68%	73%
Operating costs	$38,809	$60,132	$69,364	$62,271	$230,576
Average cost/ton	$26.28	$30.65	$31.26	$29.24	$29.61
Margin	$18,113	$18,923	$19,655	$22,964	$79,655
Margin/ton	$12.26	$9.64	$8.86	$10.78	$10.23
Capex	$7,784	$5,856	$8,996	$8,840	$31,476
Maintenance capex	$5,058	$4,639	$7,186	$6,672	$23,555
Maintenance capex/ton	$3.42	$2.36	$3.24	$3.13	$3.02

All Mines	2nd 2017	3rd 2017	4th 2017	1st 2018	T4Qs
Tons produced	1,647	1,487	1,561	1,975	6,670
Tons sold	1,548	1,786	1,685	1,707	6,726
Coal sales	$62,829	$73,896	$68,922	$66,787	$272,434
Average price/ton	$40.59	$41.38	$40.90	$39.13	$40.50
Wash plant recovery in %	69%	70%	68%	69%
Operating costs	$44,079	$54,354	$52,025	$46,640	$197,098
Average cost/ton	$28.47	$30.43	$30.88	$27.32	$29.30
Margin	$18,750	$19,542	$16,897	$20,147	$75,336
Margin/ton	$12.11	$10.94	$10.03	$11.80	$11.20
Capex	$6,711	$9,473	$7,294	$10,428	$33,906
Maintenance capex	$3,032	$2,961	$2,520	$5,772	$14,285
Maintenance capex/ton	$1.96	$1.66	$1.50	$3.38	$2.12

2019 v. 2018

For 2019, we sold 2,130,000 tons at an average price of $40.02/ton. For 2018, we sold 1,707,000 tons at an average price of $39.13/ton. The increase in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts. As we discussed in our 10-K filed in March 2019, we had a successful 2nd half of 2018 closing long-term sales contracts with both existing and new customers.

Operating costs for all of our active coal mines averaged $29.24/ton and $27.32/ton for the three months ended March 31, 2019 and 2018, respectively. Over the last four quarters, our mines have averaged $29.61/ton. With our increased 2019 production, we expect overall costs to drop. For the remainder of 2019, we expect operating costs for our coal mines to be $29-$30/ton.

We expect operating costs associated with the idled Prosperity mine to be $1.0 million for the remainder of 2019. Prosperity operating costs were $0.4 million during the three months ended March 31, 2019.

Other income increased $4.0 million in the first three months of 2019 when compared to 2018. The largest contributor to this increase was the sale of overriding royalty interests in certain oil producing properties in Wyoming for $2.5 million.

DD&A increased approximately $0.9 million in the first three months of 2019 when compared to 2018. A portion of our assets is depreciated based on raw production which has increased in 2019, thus as production increases so does our DD&A. Additionally, in July 2018, we began depreciating assets relating to the Carlisle mine that had been idled since 2015.

G&A expenses decreased approximately $0.9 million in the first three months of 2019 when compared to 2018. In March 2018, accelerated vesting of restricted stock units totaling $1.5 million occurred due to the passing of our former Chairman, Victor Stabio. We expect SG&A for the remainder of 2019 to be $9.0 million.

Interest expense increased approximately $1.9 million in the first three months of 2019 when compared to 2018. The change in estimated fair value of our interest rate swap agreement resulted in additional expense of $1.0 million in 2019 which was the result of expected future interest rates, while the change in 2018 was a credit to expense of $0.2 million. The remaining increase in interest expense is a result of amending our credit agreement in May 2018, which increased our effective fixed rate from 5% to 6%.

Our Sunrise Coal employees totaled 899 at March 31, 2019, compared to 758 at March 31, 2018 and 842 at December 31, 2018. We increased our headcount in preparation for increased shipments in 2019 and the last six months of 2018 and as a result of re-starting production at the Carlisle mine.

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

EARNINGS (LOSS) PER SHARE

	2nd 2018	3rd 2018	4th 2018	1st 2019
Basic and diluted	$(0.00)	$.09	$.09	$.23

	2nd 2017	3rd 2017	4th 2017	1st 2018
Basic and diluted	$.01	$.13	$.69	$.07

INCOME TAXES

Our effective tax rate (ETR) was estimated at ~0% and ~7% for the three months ended March 31, 2019 and 2018, respectively. Assuming no changes in our expected results of operations, we expect our ETR for the remainder of 2019 to be about the same as the first three months. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

MSHA REIMBURSEMENTS

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies. After applying the provisions of ASU 2014-09, as of March 31, 2019, we do not consider unreimbursed costs from our customers related to these compliance matters to be material and have constrained such amounts and will recognize them when they can be estimated with reasonable certainty.

RESTRICTED STOCK GRANTS

See “Item 1. Financial Statements - Note 11. Restricted Stock Units (RSUs)” for a discussion of RSUs.

CRITICAL ACCOUNTING ESTIMATES

We believe that the estimates of our coal reserves, our business acquisitions, our interest rate swaps, our deferred tax accounts, and the estimates used in our impairment analysis are our critical accounting estimates.

The reserve estimates are used in the DD&A calculation and our internal cash flow projections. If these estimates turn out to be materially under or over-stated, our DD&A expense and impairment test may be affected.

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

The fair value of our interest rate swaps is determined using a discounted future cash flow model based on the key assumption of anticipated future interest rates and related credit adjustment considerations.

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

Yorktown Distributions

As disclosed in our 8-K filed on March 19, 2019, Yorktown Energy Partners VIII, L.P. distributed 1,000,000 shares of Hallador common stock to its general and limited partners. We were advised that the distributed shares could be sold immediately. Currently, the Yorktown Energy Partners VIII, LP, and its affiliated partners hold 1,915,998 million shares of our stock representing 6.3% of total shares outstanding.

NEW ACCOUNTING PRONOUNCEMENTS

See “Item 1. Financial Statements - Note 1. General Business” for a discussion of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes from the disclosure in our 2018 Form 10-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective for the purposes discussed above.

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

HALLADOR ENERGY COMPANY

Date: May 6, 2019	/S/ LAWRENCE D. MARTIN
Lawrence D. Martin, CFO

Date: May 6, 2019	/S/ R. TODD DAVIS
R. Todd Davis, CAO