Form 10-Q
period 2019-06-30
HALLADOR ENERGY CO
filed 2019-08-05
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001‑34743

“COAL KEEPS YOUR LIGHTS ON”	“COAL KEEPS YOUR LIGHTS ON”
HALLADOR ENERGY COMPANY (www.halladorenergy.com)

Colorado (State of incorporation)	84-1014610 (IRS Employer Identification No.)

1183 East Canvasback Drive, Terre Haute, Indiana (Address of principal executive offices)	47802 (Zip Code)
1660 Lincoln Street, Suite 2700 Denver, Colorado 80264 (Former address of principal executive offices)

Registrant’s telephone number: 303.839.5504

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, $.01 par value	HNRG	Nasdaq

As of August 3, 2019, we had 30,248,953 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$6,406	$15,502
Restricted cash (Note 8)	4,576	4,592
Certificates of deposit	245	488
Marketable securities	2,074	1,842
Accounts receivable	20,239	18,428
Prepaid income taxes	1,188	2,606
Inventory	30,923	20,507
Parts and supplies, net of allowance of $994 and $1,595, respectively	11,534	9,645
Prepaid expenses	4,101	11,368
Total current assets	81,286	84,978
Property, plant and equipment, at cost:
Land and mineral rights	131,921	130,897
Buildings and equipment	384,660	365,481
Mine development	144,642	140,990
Total property, plant and equipment, at cost	661,223	637,368
Less – accumulated DD&A	(247,408)	(224,730)
Total property, plant and equipment, net	413,815	412,638
Investment in Sunrise Energy (Note 4)	3,500	3,666
Other assets (Note 5)	14,294	14,217
Total assets	$512,895	$515,499
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net (Note 3)	$29,067	$25,392
Accounts payable and accrued liabilities (Note 6)	32,094	26,421
Total current liabilities	61,161	51,813
Long-term liabilities:
Bank debt, net (Note 3)	137,703	155,655
Deferred income taxes	26,747	26,441
Asset retirement obligations (ARO)	15,013	14,586
Other	11,219	8,130
Total long-term liabilities	190,682	204,812
Total liabilities	251,843	256,625
Redeemable noncontrolling interests (Note 14)	4,000	4,000
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 30,247 and 30,245 outstanding	302	302
Additional paid-in capital	101,747	100,742
Retained earnings	155,003	153,830
Total stockholders’ equity	257,052	254,874
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$512,895	$515,499

See accompanying notes.

Hallador Energy Company

Consolidated Statements of Comprehensive Income (Loss)

 (in thousands, except per share data)

(unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Coal sales	$156,348	$123,709	$71,113	$56,922
Other income (Note 7)	5,275	398	1,197	321
Total revenue	161,623	124,107	72,310	57,243
Costs and expenses:
Operating costs and expenses	116,420	85,514	54,001	38,874
DD&A	23,834	21,949	12,096	11,120
ARO accretion	623	573	314	291
Exploration costs	488	532	208	315
SG&A	6,459	6,364	3,475	2,474
Interest (1)	9,988	7,023	5,369	4,315
Total costs and expenses	157,812	121,955	75,463	57,389

Income (loss) before income taxes	3,811	2,152	(3,153)	(146)

Income tax expense (benefit)
Current	(151)	(222)	78	(19)
Deferred	306	265	113	(104)
Total income tax expense (benefit)	155	43	191	(123)

Net income (loss)	$3,656	$2,109	$(3,344)	$(23)

Net income (loss) per share (Note 9):
Basic and diluted	$0.12	$0.07	$(0.11)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	30,245	29,968	30,245	29,980

(1)

Interest expense for the six months ended June 30, 2019 and 2018 includes $2,856 and $844, respectively, for the net change in the estimated fair value of our interest rate swaps.  Such amounts were $1,843 and $1,003 for the three months ended June 30, 2019 and 2018, respectively.

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

 (in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Cash provided by operating activities	$23,711	$15,876
Investing activities:
Capital expenditures	(18,293)	(19,683)
Proceeds from sale of royalty interests in oil properties	2,949	—
Proceeds from sale of equipment	129	29
Proceeds from maturities of certificates of deposit	245	760
Proceeds from sale of Savoy	—	8,000
Cash used in investing activities	(14,970)	(10,894)
Financing activities:
Payments on bank debt	(27,363)	(21,767)
Borrowings of bank debt	12,000	14,000
Deferred financing costs	—	(608)
Proceeds from noncontrolling interests (Note 14)	—	4,000
Taxes paid on vesting of RSUs	(7)	(11)
Dividends	(2,483)	(2,471)
Cash used in financing activities:	(17,853)	(6,857)
Decrease in cash, cash equivalents, and restricted cash	(9,112)	(1,875)
Cash, cash equivalents, and restricted cash, beginning of period	20,094	16,294
Cash, cash equivalents, and restricted cash, end of period	$10,982	$14,419

Cash, cash equivalents, and restricted cash consist of the following:
	June 30,
	2019	2018
Cash and cash equivalents	$6,406	$10,185
Restricted cash	4,576	4,234
	$10,982	$14,419

Non-cash investing activities:
Capital expenditures included in accounts payable	$5,544	$(6,474)
Right-to-use asset due to adoption of ASU 2016-02	942	—

See accompanying notes.

Hallador Energy Company

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended June 30, 2019
			Additional			Total
	Common Stock Issued		Paid-in	Retained		Stockholders'
	Shares	Amount	Capital	Earnings	AOCI*	Equity
Balance, March 31, 2019	30,245	$302	$101,236	$159,589	$—	$261,127
Stock-based compensation	—	—	518	—	—	518
Stock issued on vesting of RSUs	4	—	—	—	—	—
Taxes paid on vesting of RSUs	(2)	—	(7)	—	—	(7)
Dividends	—	—	—	(1,242)	—	(1,242)
Net loss	—	—	—	(3,344)	—	(3,344)
Balance, June 30, 2019	30,247	$302	$101,747	$155,003	$—	$257,052

	Six Months Ended June 30, 2019
			Additional			Total
	Common Stock Issued		Paid-in	Retained		Stockholders'
	Shares	Amount	Capital	Earnings	AOCI*	Equity
Balance, December 31, 2018	30,245	$302	$100,742	$153,830	$—	$254,874
Stock-based compensation	—	—	1,012	—	—	1,012
Stock issued on vesting of RSUs	4	—	—	—	—	—
Taxes paid on vesting of RSUs	(2)	—	(7)	—	—	(7)
Dividends	—	—	—	(2,483)	—	(2,483)
Net income	—	—	—	3,656	—	3,656
Balance, June 30, 2019	30,247	$302	$101,747	$155,003	$—	$257,052

	Three Months Ended June 30, 2018
			Additional			Total
	Common Stock Issued		Paid-in	Retained		Stockholders'
	Shares	Amount	Capital	Earnings	AOCI*	Equity
Balance, March 31, 2018	29,956	$299	$99,841	$152,047	$—	$252,187
Stock-based compensation	—	—	394	—	—	394
Stock issued on vesting of RSUs	221	2	—	—	—	2
Taxes paid on vesting of RSUs	—	—	(7)	—	—	(7)
Dividends	—	—	—	(1,235)	—	(1,235)
Net loss	—	—	—	(23)	—	(23)
Balance, June 30, 2018	30,177	$301	$100,228	$150,789	$—	$251,318

	Six Months Ended June 30, 2018
			Additional			Total
	Common Stock Issued		Paid-in	Retained		Stockholders'
	Shares	Amount	Capital	Earnings	AOCI*	Equity
Balance, December 31, 2017	29,955	$299	$97,873	$150,236	$915	$249,323
Impact from adoption of new accounting standards	—	—	—	915	(915)	—
Stock-based compensation	—	—	2,366	—	—	2,366
Stock issued on vesting of RSUs	223	2	—	—	—	2
Taxes paid on vesting of RSUs	(1)	—	(11)	—	—	(11)
Dividends	—	—	—	(2,471)	—	(2,471)
Net income	—	—	—	2,109	—	2,109
Balance, June 30, 2018	30,177	$301	$100,228	$150,789	$—	$251,318

*Accumulated Other Comprehensive Income

See accompanying notes.

Hallador Energy Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)GENERAL BUSINESS

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

The results of operations and cash flows for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2019.

Our organization and business, the accounting policies we follow and other information, are contained in the notes to our consolidated financial statements filed as part of our 2018 Form 10‑K. This quarterly report should be read in conjunction with such 10‑K.

The condensed consolidated financial statements include the accounts of Hallador Energy Company (hereinafter known as, “we, us, or our”) and its wholly-owned subsidiaries Sunrise Coal, LLC (Sunrise) and Hourglass Sands, LLC (Hourglass), and Sunrise’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Sunrise is engaged in the production of steam coal from mines located in western Indiana. Hourglass is in the development stage and is involved in the frac sand industry in the State of Colorado (see Note 14).

New Accounting Standards Issued and Adopted

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842) (ASU 2016‑02). ASU 2016‑02 increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclose key information about lease arrangements. The new guidance classifies leases as either finance or operating, with classification affecting the pattern of income recognition in the statement of income. ASU 2016‑02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The FASB issued clarifications, updates and implementation guidance to ASU 2016‑02, such as ASU 2018‑11, Leases (Topic 842) (ASU 2018‑11) which provides practical expedients for transition to Topic 842. ASU 2018‑11 provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented and permits lessors to not separate non-lease components from the associated lease component if certain conditions are met.

We adopted ASU 2016‑02 effective January 1, 2019 and elected the option to not restate comparative periods in transition and also elected the practical expedients within the standard which permits us to not reassess our prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company made an election to not separate lease and non-lease components for all leases and will not use hindsight. The adoption of the standard had no impact on the Company’s consolidated income statement or statement of cash flows. Effective January 1, 2019, we recorded a right-to-use asset and corresponding lease liability of $0.5 million.

New Accounting Standards Issued and Not Yet Adopted

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016‑13). ASU 2016‑13 changes the impairment model for most financial assets and certain other instruments to require the use of a new forward-looking "expected loss" model that generally will result in earlier recognition of allowances for losses. The new standard will require disclosure of significantly more information related to these items. ASU 2016‑13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for the fiscal year beginning after December 15, 2018, including interim periods. We are currently evaluating the effect of adopting ASU 2016‑13, but do not anticipate it will have a material impact on our condensed consolidated financial statements.

(2)ASSET IMPAIRMENT REVIEW

Bulldog Reserves

In October 2017, we entered into an agreement to sell land associated with the Bulldog Mine for $4.9 million. As part of the transaction, we hold the rights to repurchase the property for eight years at the original sale price of $4.9 million plus interest. We are accounting for the sale as a financing transaction with the liability recorded in other long-term liabilities. The Bulldog Mine assets had an aggregate net carrying value of $15 million at June 30, 2019. Also, in October 2017, the Illinois Department of Natural Resources (ILDNR) notified us that our mine application, along with modifications, was acceptable. In October 2018, we paid the required fee and bond and the permit was issued in April 2019. We have determined that no impairment is necessary. If estimates inherent in the assessment change, it may result in future impairment of the assets.

(3)BANK DEBT

Our bank debt is comprised of term debt and a $120 million revolver, both of which mature May 21, 2022. Our debt is recorded at cost which approximates fair value due to the variable interest rates in the agreement and is collateralized primarily by Hallador’s assets.

Liquidity

Our bank debt at June 30, 2019, was $173 million (term - $118 million, revolver - $55 million). As of June 30, 2019, we had additional borrowing capacity of $65 million and total liquidity of $73 million.

Fees

Unamortized bank fees and other costs incurred in connection with the initial facility and a subsequent amendment totaled $8.8 million as of our most recent amendment in May 2018. These costs were deferred and are being amortized over the term of the loan. Unamortized costs as of June 30, 2019 and December 31, 2018 were $6.3 million and $7.4 million, respectively.

Bank debt, less debt issuance costs, is presented below (in thousands):

	June 30,	December 31,
	2019	2018
Current bank debt	$31,237	$27,563
Less unamortized debt issuance cost	(2,170)	(2,171)
Net current portion	$29,067	$25,392

Long-term bank debt	$141,863	$160,900
Less unamortized debt issuance cost	(4,160)	(5,245)
Net long-term portion	$137,703	$155,655

Total bank debt	$173,100	$188,463
Less total unamortized debt issuance cost	(6,330)	(7,416)
Net bank debt	$166,770	$181,047

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

As of June 30, 2019, our Leverage Ratio of 2.20 was in compliance with the requirements of the credit agreement.

The credit facility also requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA / annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.25 to 1 through the maturity of the credit facility.

As of June 30, 2019, our Debt Service Coverage Ratio of 2.25 was in compliance with the requirements of the credit agreement.

Rate

The interest rate on the facility ranges from LIBOR plus 3.00% to LIBOR plus 4.50%, depending on our Leverage Ratio. We entered into swap agreements to fix the LIBOR component of the interest rate to achieve an effective fixed rate of ~6% on the original term loan balance and on $53 million of the revolver. At June 30, 2019, we are paying LIBOR of 2.41% plus 3.50% for a total interest rate of 5.91%.

(4)EQUITY METHOD INVESTMENTS

Savoy Energy, L.P.

On March 9, 2018, we sold our entire 30.6% partnership interest to Savoy for $8 million. Our net proceeds were $7.5 million after commissions paid to a related party, which were applied to our bank debt as required under the agreement. The sale resulted in a loss of $538,000 for the three months and six months ended June 30, 2018.

Sunrise Energy, LLC

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for oil, gas and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our consolidated balance sheets as of June 30, 2019, and December 31, 2018, was $3.5 million and $3.7 million, respectively.

(5)OTHER ASSETS (in thousands)

	June 30,	December 31,
	2019	2018
Advanced coal royalties	$10,168	$10,186
Marketable equity securities available for sale, at fair value (restricted)*	2,147	1,909
Other	1,979	2,122
Total other assets	$14,294	$14,217

* Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

(6)ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (in thousands)

	June 30,	December 31,
	2019	2018
Accounts payable	$8,185	$5,844
Goods received not yet invoiced	8,255	6,095
Accrued property taxes	2,836	2,763
Accrued payroll	2,735	1,825
Workers' compensation reserve	3,785	3,670
Group health insurance	2,200	2,200
Other	4,098	4,024
Total accounts payable and accrued liabilities	$32,094	$26,421

(7)OTHER INCOME (in thousands)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Equity loss - Sunrise Energy	(166)	(156)	(132)	(73)
Loss on disposal of Savoy	—	(538)	—	—
MSHA reimbursements**	300	653	150	150
Gain on sale of royalty interests in oil properties	2,949	—	449	—
Miscellaneous	2,192	439	730	244
	$5,275	$398	$1,197	$321

(8)SELF-INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among ten mining units dispersed over 22 miles. The historical cost of such equipment was approximately $266 million and $255 million as of June 30, 2019 and December 31, 2018, respectively.

Restricted cash of $4.6 million and $4.6 million as of June 30, 2019 and December 31, 2018, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(9)NET INCOME (LOSS) PER SHARE

We compute net income (loss) per share using the two-class method, which is an allocation formula that determines net income (loss) per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table sets forth the computation of net income(loss) allocated to common shareholders (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$3,656	$2,109	$(3,344)	$(23)
Less earnings allocated to RSUs	(94)	(49)	85	1
Net income (loss) allocated to common shareholders	$3,562	$2,060	$(3,259)	$(22)

(10)INCOME TAXES

For interim period reporting, we record income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items and statutory rates in states in which we operate. Our effective tax rate for the six months ended June 30, 2019 and 2018 was ~4% and ~2%, respectively. Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.

(11)RESTRICTED STOCK UNITS (RSUs)

Non-vested grants at December 31, 2018	789,250
Granted – share price on grant date was $5.27	8,000
Vested – share price on vesting date was $5.56	(4,000)
Forfeited	—
Non-vested grants at June 30, 2019	793,250

With the passing of our Chairman, Victor Stabio, on March 7, 2018, the vesting of his 220,000 RSUs accelerated. The value of the accelerated RSUs was $1.5 million.

Non-vested RSU grants will vest as follows:

Vesting Year	RSUs Vesting
2019	302,750
2020	176,250
2021	314,250
793,250

The outstanding RSUs have a value of $4.3 million based on the August 1, 2019, closing stock price of $5.48.

At June 30, 2019, we had 1,251,718 RSUs available for future issuance.

(12)REVENUE

Effective January 1, 2018, we adopted ASU 2014‑09. The adoption of this standard did not impact the timing of revenue recognition on our consolidated balance sheets or condensed consolidated statements of comprehensive income.

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

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. 70% and 67% of our coal revenue for the six and three months ended June 30, 2019, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida, Georgia, North Carolina, Kentucky, Tennessee, and South Carolina.    72% and 70% of our coal revenue for the six and three months ended June 30, 2018, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida, North Carolina, and Kentucky.

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

We have remaining performance obligations relating to fixed priced contracts of approximately $684 million, which represent the average fixed prices on our committed contracts as of June 30, 2019.  We expect to recognize approximately 61% of this revenue through 2020, with the remainder recognized thereafter.

We have remaining performance obligations relating to contracts with price reopeners of approximately $330 million, which represents our estimate of the expected re-opener price on committed contracts as of June 30, 2019.  We expect to recognize all of this revenue beginning in 2020.

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

(13)LEASES

We have operating leases for office space and processing facilities with remaining lease terms ranging from less than one year to approximately five years. As most of the leases do not provide an implicit rate, we calculated the right-of-use assets and lease liabilities using our secured incremental borrowing rate at the lease commencement date. We currently do not have any finance leases outstanding.

Information related to leases was as follows:

	Six Months Ended	Three Months Ended
	June 30, 2019	June 30, 2019
	(In thousands)	(In thousands)
Operating lease information:
Operating cash flows from operating leases	$157	$78
Weighted average remaining lease term in years	4.19	4.26
Weighted average discount rate	6.0%	6.0%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

Year	Amount
(In thousands)
2019	$163
2020	233
2021	201
2022	206
2023	174
2024	60
Total minimum lease payments	$1,037
Less imputed interest	(95)

Total operating lease liability	$942

As reflected on balance sheet:
Other long-term liabilities	$942
Total operating lease liability	$942

At June 30, 2019, we had approximately $942,000 right-of-use operating lease assets recorded within “buildings and equipment” on the Consolidated Balance Sheet.

(14)HOURGLASS SANDS

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

Below is a condensed Hourglass balance sheet as of June 30, 2019 and December 31, 2018 and a condensed statement of operations for the three and six months ended June 30, 2019 and 2018. Current assets include cash totaling $1.7 million and sand inventory totaling $1.7 million as of June 30, 2019. Current assets include cash totaling $2.9 million and sand inventory totaling $1.3 million as of December 31, 2018.

Expenses are included in operating costs and expenses, exploration costs, and SG&A in our consolidated statements of comprehensive income.

Condensed Balance Sheet

	June 30,	December 31,
	2019	2018
Current assets	$3,412	$4,241
Property and equipment	3,053	3,092
Total assets	$6,465	$7,333

Total liabilities	$25	$502
Redeemable noncontrolling interests	4,000	4,000
Members' equity	2,440	2,831
Total liabilities and equity	$6,465	$7,333

Condensed Statement of Operations

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$105	$—	$42	$—
Expenses	496	557	182	421
Net loss	$(391)	$(557)	$(140)	$(421)

(15)SUBSEQUENT EVENTS

On July 16, 2019, we declared a dividend of $.04 per share to shareholders of record as of July 31, 2019.  The dividend is payable on August 16, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

RESULTS OF REVIEW OF INTERIM CONDENSED FINANCIAL STATEMENTS

We have reviewed the condensed consolidated balance sheet of Hallador Energy Company (the "Company") and subsidiaries as of June 30, 2019, and the related condensed consolidated statements of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2019, the condensed consolidated statement of cash flows for the six-month period ended June 30, 2019, the condensed consolidated statements of stockholders’ equity for the three-month and six-month periods ended June 30, 2019, and the related notes (collectively referred to as the "interim financial statements"). Based on our review, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR REVIEW RESULTS

These interim financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the Public Company Oversight Board (United States) (“PCAOB”). We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

August 5, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

RESULTS OF REVIEW OF INTERIM CONDENSED FINANCIAL STATEMENTS

We have reviewed the condensed consolidated balance sheet of Hallador Energy Company (the "Company") and subsidiaries as of June 30, 2018, and the related condensed consolidated statements of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2018, the condensed consolidated statement of cash flows for the six-month period ended June 30, 2018, the condensed consolidated statement of stockholders’ equity for the three-month and six-month periods ended June 30, 2018, and the related notes (collectively referred to as the "interim financial statements"). Based on our review, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR REVIEW RESULTS

These interim financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the Public Company Oversight Board (United States) ("PCAOB"). We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ EKS&H LLLP

Denver, Colorado

August 6, 2018

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2018 FORM 10‑K AND SHOULD BE READ IN CONJUNCTION THEREWITH.

Our unaudited condensed consolidated financial statements should also be read in conjunction with this discussion. The following analysis includes discussion of metrics on a per ton basis derived from the unaudited condensed consolidated financial statements, which are considered non-GAAP measurements.

I.	Q2 2019 NET LOSS OF $3.3 MILLION, ($0.11) PER SHARE
a.

The majority of loss was due to a $1.8 million non-cash adjustment in the fair market value of our interest rate swaps as a result of our quarterly mark to market.  However, Hallador intends to hold its interest rate swaps long-term, negating much of the effects of quarterly fluctuations in valuation

b.	Additionally, the seasonal nature of our contracts led to 2nd Quarter 2019 shipments being 15% less than 1st Quarter 2019. First half 2019 shipments were 49% of our 8 million-ton annualized target.
c.	These circumstances detract from the first half of 2019 that generated operating cash flow of $23.7 million.

II.77% SOLD THROUGH 2022 = GREAT FREE CASH FLOW VISABILITY

a.

When looking at the remainder of 2019 through 2022, 21.7 million tons are sold. Thus, we have ~77% of our sales contracted over the next three and a half years at an 8.0 million-ton annualized pace. The table below reflects our projected tons.

	Targeted	Contracted		Estimated
	tons	tons	%	Priced
Year	(millions)	(millions)*	Committed	per ton
2019	4.1	4.1	100%	$39.75
2020	8.0	7.0	88%	$40.75
2021	8.0	5.3	66%
2022	8.0	5.3	66%
	28.1	21.7	77%

_______________

* Some of our contracts contain language that allows our customers to increase or decrease tonnages throughout the year.

b.

The reason for our continued sales success is, throughout 2018 and 1st Quarter 2019, our Sunrise Coal subsidiary grew from 9 customers in 3 states to a peak of 17 customers in 8 states.  This growth in customers has increased our sales volume from 6.6 million tons in 2017 to a projected 8.0 million tons in 2019.

III.THE STATE OF INDIANA HAS CHOSEN COAL

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
a.

As set forth in our unaudited condensed consolidated statements of cash flows, cash provided by operations was $23.7 million and $15.9 million for the six months ended June 30, 2019 and 2018, respectively.

i.

In the first half of 2019, coal inventory increased $10.1 million from $19.2 million as of December 31, 2018 to $29.3 million as of June 30, 2019. In the first half of 2018, coal inventory increased $21.6 million from $12.8 million to $34.4 million in anticipation of increased sales and to build a base of inventory for the Princeton Loop which came online in May 2018. These changes resulted in an $11.5 million increase to cash flow for 2019 when compared to 2018.

ii.	Operating margins from coal increased during the first half of 2019 by $1.9 million when compared to the first half of 2018 due to our increased sales during the quarter.
iii.

The combination of these two factors, offset by an increase in accounts receivable and other minor changes in working capital items, contributed substantially to our increase in cash from operations compared to 2018.

b.	Our projected capex budget for the remainder of 2019 is $14 million, of which the majority is for maintenance capex.
c.	Cash provided by operations for the remainder of the year is expected to fund our maintenance capital expenditures, debt service, and dividend.
II.	MATERIAL OFF-BALANCE SHEET ARRANGEMENTS

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. In the event we are not able to perform reclamation, which is presented as asset retirement obligations (ARO) in our accompanying unaudited consolidated balance sheets, we have surety bonds totaling $26 million to pay for ARO.

CAPITAL EXPENDITURES (capex)

For the six months of 2019, capex was $18.3 million allocated as follows (in millions):

Oaktown – maintenance capex	$10.9
Oaktown – investment	3.0
Carlisle - maintenance capex	1.8
Ace - Investment	1.5
Other	1.1
Capex per the Consolidated Statements of Cash Flows	$18.3

RESULTS OF OPERATIONS

Quarterly coal sales and cost data (in thousands, except per ton and percentage data) are provided below. Per ton calculations below are based on tons sold.

All Mines	3rd 2018	4th 2018	1st 2019	2nd 2019	T4Qs
Tons produced	1,713	1,938	2,205	2,003	7,859
Tons sold	1,962	2,219	2,130	1,807	8,118
Coal sales	$79,055	$89,019	$85,235	$71,113	$324,422
Average price/ton	$40.29	$40.12	$40.02	$39.35	$39.96
Wash plant recovery in %	72%	68%	73%	71%
Operating costs	$60,132	$69,364	$62,271	$53,915	$245,682
Average cost/ton	$30.65	$31.26	$29.24	$29.84	$30.26
Margin	$18,923	$19,655	$22,964	$17,198	$78,740
Margin/ton	$9.64	$8.86	$10.78	$9.52	$9.70
Capex	$5,856	$8,996	$8,840	$9,448	$33,140
Maintenance capex	$4,639	$7,186	$6,672	$6,164	$24,661
Maintenance capex/ton	$2.36	$3.24	$3.13	$3.41	$3.04

All Mines	3rd 2017	4th 2017	1st 2018	2nd 2018	T4Qs
Tons produced	1,487	1,561	1,975	1,983	7,006
Tons sold	1,786	1,685	1,707	1,477	6,655
Coal sales	$73,896	$68,922	$66,787	$56,922	$266,527
Average price/ton	$41.38	$40.90	$39.13	$38.54	$40.05
Wash plant recovery in %	70%	68%	69%	73%
Operating costs	$54,354	$52,025	$46,640	$38,809	$191,828
Average cost/ton	$30.43	$30.88	$27.32	$26.28	$28.82
Margin	$19,542	$16,897	$20,147	$18,113	$74,699
Margin/ton	$10.94	$10.03	$11.80	$12.26	$11.22
Capex	$9,473	$7,294	$10,428	$7,784	$34,979
Maintenance capex	$2,961	$2,520	$5,772	$5,058	$16,311
Maintenance capex/ton	$1.66	$1.50	$3.38	$3.42	$2.45

2019 v. 2018 (first six months)

For 2019, we sold 3,937,000 tons at an average price of $39.71/ton. For 2018, we sold 3,184,000 tons at an average price of $38.85/ton. The increase in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts. As we discussed in our 10‑K filed in March 2019, we had a successful 2nd half of 2018 closing long-term sales contracts with both existing and new customers.

Operating costs for all of our active coal mines averaged $29.51/ton and $26.84/ton for the six months ended June 30, 2019 and 2018, respectively. Over the last four quarters, our mines have averaged $30.26/ton. As noted previously, the re-opening of the Carlisle Mine in July 2018 has increased our costs over the prior year, but we are starting to see costs start to come back down now that production has increased. For the remainder of 2019, we expect operating costs for our coal mines to be $29‑$30/ton.

We expect operating costs associated with the idled Prosperity mine to be $0.9 million for the remainder of 2019. Prosperity operating costs were $0.9 million during the six months ended June 30, 2019.

Other income increased $4.9 million in the first six months of 2019 when compared to 2018. The largest contributor to this increase was the sale of overriding royalty interests in certain oil producing properties for $2.9 million. Other items contributing to the increase include the sale of scrap and other non-producing assets in 2019.

DD&A increased approximately $1.9 million in the first six months of 2019 when compared to 2018. A portion of our assets is depreciated based on raw production which has increased in 2019, thus as production increases so does our DD&A. Additionally, in July 2018, we began depreciating assets relating to the Carlisle Mine that had been idled since 2015.

SG&A expenses increased approximately $0.1 million in the first six months of 2019 when compared to 2018. We expect SG&A for the remainder of 2019 to be $7.0 million.

Interest expense increased approximately $3.0 million in the first six months of 2019 when compared to 2018. The change in estimated fair value of our interest rate swap agreement resulted in additional non-cash expense of $2.9 million in 2019 which was the result of expected future interest rates, while the change in 2018 was additional non-cash expense of $0.8 million.  This resulted in a $2.1 million increase in interest expense in 2019.  The remaining increase of $0.9 million in interest expense is a result of amending our credit agreement in May 2018, which increased our effective fixed rate from 5% to 6%.

Our Sunrise Coal employees totaled 908 at June 30, 2019, compared to 790 at June 30, 2018 and 842 at December 31, 2018. We increased our headcount in preparation for increased shipments in 2019 and the last six months of 2018 and as a result of re-starting production at the Carlisle Mine.

2019 v. 2018 (second quarter)

For 2019, we sold 1,807,000 tons at an average price of $39.35/ton. For 2018 we sold 1,477,000 tons at an average price of $38.54/ton. The increase in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts. As noted above, the increase in tons sold was expected due to our success in 2018 closing on new contracts with new and existing customers.

Operating costs for all coal mines averaged $29.84/ton in 2019 and $26.28/ton in 2018. Our operating costs for the quarter are within our prior guidance of $29-$30/ton as we continue to experience outstanding production. Costs are higher than last year due to the re-opening of the Carlisle Mine in July 2018 and are expected to continue to come down. Prosperity operating costs were $0.5 million during the three months ended June 30, 2019.

DD&A increased approximately $1.0 million in the second quarter of 2019 when compared to the second quarter of 2018. A portion of our assets are depreciated based on raw production which has increased in 2019. We also incurred significant asset additions in 2018 such as the new elevator at Oaktown 1 which did not go into service until the fourth quarter of 2018.

SG&A expenses increased approximately $1.0 million in the second quarter of 2019 when compared to the second quarter of 2018 due to additional hiring and business development activities.

EARNINGS (LOSS) PER SHARE

	3rd 2018	4th 2018	1st 2019	2nd 2019
Basic and diluted	$.09	$.09	$.23	$(.11)

	3rd 2017	4th 2017	1st 2018	2nd 2018
Basic and diluted	$.13	$.69	$.07	$(.00)

INCOME TAXES

Our effective tax rate (ETR) was estimated at ~4% and ~2% for the six months ended June 30, 2019 and 2018, respectively. Assuming no changes in our expected results of operations, we expect our ETR for the remainder of 2019 to be about the same as the first three months. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

MSHA REIMBURSEMENTS

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies. After applying the provisions of ASU 2014‑09, as of June 30, 2019, we do not consider unreimbursed costs from our customers related to these compliance matters to be material and have constrained such amounts and will recognize them when they can be estimated with reasonable certainty.

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

We account for business combinations using the purchase method of accounting. The purchase method requires us to determine the fair value of all acquired assets, including identifiable intangible assets and all assumed liabilities. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values. Determining whether an acquisition is considered to be a business or an asset acquisition, and if deemed to meet the definition of a business, the fair value of assets acquired and liabilities assumed requires management’s judgment and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates and asset lives, among other items.

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

YORKTOWN DISTRIBUTIONS

As disclosed in our 8‑K filed on May 15, 2019, Yorktown Energy Partners VIII, L.P. distributed 500,000 shares of Hallador common stock to its general and limited partners. We were advised that the distributed shares could be sold immediately. Currently, the Yorktown limited partnerships hold 1,415,998 million shares of our stock representing 4.68% of total shares outstanding.

NEW ACCOUNTING PRONOUNCEMENTS

See “Item 1. Financial Statements - Note 1. General Business” for a discussion of new accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes from the disclosure in our 2018 Form 10‑K.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS

We maintain a system of disclosure controls and procedures that are designed for the purpose of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s  rules and forms, and that such information is accumulated and communicated to our CEO and CFO as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective for the purposes discussed above.

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

See Exhibit 95 to this Form 10‑Q for a listing of our mine safety violations.

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

HALLADOR ENERGY COMPANY

Date: August 5, 2019	/S/ LAWRENCE D. MARTIN
Lawrence D. Martin, CFO

Date: August 5, 2019	/S/ R. TODD DAVIS
R. Todd Davis, CAO