Form 10-Q
period 2019-09-30
HALLADOR ENERGY CO
filed 2019-11-04
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:001‑34743

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

As of November 1, 2019, we had 30,248,953 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$6,361	$15,502
Restricted cash (Note 8)	4,726	4,592
Certificates of deposit	245	488
Marketable securities	2,023	1,842
Accounts receivable	21,722	18,428
Prepaid income taxes	1,614	2,606
Inventory	26,962	20,507
Parts and supplies, net of allowance of $274 and $1,595, respectively	12,041	9,645
Prepaid expenses	7,568	11,368
Total current assets	83,262	84,978
Property, plant and equipment, at cost:
Land and mineral rights	131,890	130,897
Buildings and equipment	387,699	365,481
Mine development	147,349	140,990
Total property, plant and equipment, at cost	666,938	637,368
Less - accumulated DD&A	(259,121)	(224,730)
Total property, plant and equipment, net	407,817	412,638
Investment in Sunrise Energy (Note 4)	3,315	3,666
Other assets (Note 5)	14,417	14,217
Total assets	$508,811	$515,499
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net (Note 3)	$31,333	$25,392
Accounts payable and accrued liabilities (Note 6)	37,106	26,421
Total current liabilities	68,439	51,813
Long-term liabilities:
Bank debt, net (Note 3)	133,697	155,655
Deferred income taxes	23,700	26,441
Asset retirement obligations (ARO)	15,304	14,586
Other	11,164	8,130
Total long-term liabilities	183,865	204,812
Total liabilities	252,304	256,625
Redeemable noncontrolling interests (Note 14)	4,000	4,000
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 30,249 and 30,245 outstanding	302	302
Additional paid-in capital	102,166	100,742
Retained earnings	150,039	153,830
Total stockholders’ equity	252,507	254,874
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$508,811	$515,499

See accompanying notes.

Hallador Energy Company

Consolidated Statements of Comprehensive Income (Loss)

 (in thousands, except per share data)

(unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Coal sales	$239,231	$202,764	$82,883	$79,055
Other income (Note 7)	5,488	1,065	213	667
Total revenue	244,719	203,829	83,096	79,722
Costs and expenses:
Operating costs and expenses	187,783	145,744	71,363	60,230
DD&A	35,612	32,764	11,778	10,815
ARO accretion	943	866	320	293
Exploration costs	835	811	347	279
SG&A	9,385	8,883	2,926	2,519
Interest (1)	13,546	10,284	3,558	3,261
Total costs and expenses	248,104	199,352	90,292	77,397

Income (loss) before income taxes	(3,385)	4,477	(7,196)	2,325

Income tax benefit
Current	(577)	(426)	(426)	(204)
Deferred	(2,741)	(120)	(3,047)	(385)
Total income tax benefit	(3,318)	(546)	(3,473)	(589)

Net income (loss)	$(67)	$5,023	$(3,723)	$2,914

Net income (loss) per share (Note 9):
Basic and diluted	$(0.00)	$0.16	$(0.12)	$0.09

Weighted average shares outstanding:
Basic and diluted	30,246	30,038	30,249	30,177

(1)

Interest expense for the nine months ended September 30, 2019 and 2018 includes $3,018 and $136, respectively, for the net change in the estimated fair value of our interest rate swaps. Such amounts were $162 and $(708) for the three months ended September 30, 2019 and 2018, respectively.

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

 (in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Cash provided by operating activities	$36,323	$30,295
Investing activities:
Capital expenditures	(27,269)	(25,519)
Proceeds from sale of royalty interests in oil properties	2,949	—
Proceeds from sale of equipment	129	64
Proceeds from maturities of certificates of deposit	245	1,000
Proceeds from sale of Savoy	—	8,000
Cash used in investing activities	(23,946)	(16,455)
Financing activities:
Payments on bank debt	(34,713)	(27,280)
Borrowings of bank debt	18,250	19,000
Deferred financing costs	(1,183)	(730)
Proceeds from redeemable noncontrolling interests (Note 14)	—	4,000
Taxes paid on vesting of RSUs	(14)	(11)
Dividends	(3,724)	(3,707)
Cash used in financing activities	(21,384)	(8,728)
Increase (decrease) in cash, cash equivalents, and restricted cash	(9,007)	5,112
Cash, cash equivalents, and restricted cash, beginning of period	20,094	16,294
Cash, cash equivalents, and restricted cash, end of period	$11,087	$21,406

Cash, cash equivalents, and restricted cash consist of the following:
	September 30,
	2019	2018
Cash and cash equivalents	$6,361	$16,903
Restricted cash	4,726	4,503
	$11,087	$21,406

Non-cash investing activities:
Change in capital expenditures included in accounts payable	$2,018	$(8,957)
Right-to-use asset due to adoption of ASU 2016-02	882	—

See accompanying notes.

Hallador Energy Company

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

		Three Months Ended September 30, 2019
			Additional			Total
	Common Stock		Paid-in	Retained		Stockholders'
	Shares	Amount	Capital	Earnings	AOCI*	Equity
Balance, June 30, 2019	30,247	$302	$101,747	$155,003	$—	$257,052
Stock-based compensation	—	—	426	—	—	426
Stock issued on vesting of RSUs	3	—	—	—	—	—
Taxes paid on vesting of RSUs	(1)	—	(7)	—	—	(7)
Dividends	—	—	—	(1,241)	—	(1,241)
Net loss	—	—	—	(3,723)	—	(3,723)
Balance, September 30, 2019	30,249	$302	$102,166	$150,039	$—	$252,507

		Nine Months Ended September 30, 2019
			Additional			Total
	Common Stock		Paid-in	Retained		Stockholders'
	Shares	Amount	Capital	Earnings	AOCI*	Equity
Balance, December 31, 2018	30,245	$302	$100,742	$153,830	$—	$254,874
Stock-based compensation	—	—	1,438	—	—	1,438
Stock issued on vesting of RSUs	7	—	—	—	—	—
Taxes paid on vesting of RSUs	(3)	—	(14)	—	—	(14)
Dividends	—	—	—	(3,724)	—	(3,724)
Net loss	—	—	—	(67)	—	(67)
Balance, September 30, 2019	30,249	$302	$102,166	$150,039	$—	$252,507

		Three Months Ended September 30, 2018
			Additional			Total
	Common Stock		Paid-in	Retained		Stockholders'
	Shares	Amount	Capital	Earnings	AOCI*	Equity
Balance, June 30, 2018	30,177	$301	$100,228	$150,789	$—	$251,318
Stock-based compensation	—	—	389	—	—	389
Stock issued on vesting of RSUs	—	—	—	—	—	—
Taxes paid on vesting of RSUs	—	—	—	—	—	—
Dividends	—	—	—	(1,236)	—	(1,236)
Net income	—	—	—	2,914	—	2,914
Balance, September 30, 2018	30,177	$301	$100,617	$152,467	$—	$253,385

		Nine Months Ended September 30, 2018
			Additional			Total
	Common Stock		Paid-in	Retained		Stockholders'
	Shares	Amount	Capital	Earnings	AOCI*	Equity
Balance, December 31, 2017	29,955	$299	$97,873	$150,236	$915	$249,323
Impact from adoption of new accounting standards	—	—	—	915	(915)	—
Stock-based compensation	—	—	2,755	—	—	2,755
Stock issued on vesting of RSUs	223	2	—	—	—	2
Taxes paid on vesting of RSUs	(1)	—	(11)	—	—	(11)
Dividends	—	—	—	(3,707)	—	(3,707)
Net income	—	—	—	5,023	—	5,023
Balance, September 30, 2018	30,177	$301	$100,617	$152,467	$—	$253,385

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

The results of operations and cash flows for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2019.

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

(2)ASSET IMPAIRMENT REVIEW

Bulldog Reserves

In October 2017, we entered into an agreement to sell land associated with the Bulldog Mine for $4.9 million. As part of the transaction, we hold the rights to repurchase the property for eight years at the original sale price of $4.9 million plus interest. We are accounting for the sale as a financing transaction with the liability recorded in other long-term liabilities. The Bulldog Mine assets had an aggregate net carrying value of $15 million at September 30, 2019. Also, in October 2017, the Illinois Department of Natural Resources (ILDNR) notified us that our mine application, along with modifications, was acceptable. In October 2018, we paid the required fee and bond and the permit was issued in April 2019. We have determined that no impairment is necessary. If estimates inherent in the assessment change, it may result in future impairment of the assets.

(3)	BANK DEBT

On September 30, 2019, we executed an amendment to our credit agreement with PNC, administrative agent for our lenders.  The primary purposes of the amendment were to extend the maturity by 16 months to September 2023 and to modify pricing to reduce the interest rate by 50 basis points over the remainder of the term.

Our bank debt is comprised of term debt ($110 million as of September 30, 2019) and a $120 million revolver ($62 million borrowed as of September 30, 2019).  The term debt amortization concludes with a final payment in March 2023.  The revolver matures September 2023.  Our debt is recorded at cost which approximates fair value due to the variable interest rates in the agreement and is collateralized primarily by our assets.

Liquidity

Our bank debt at September 30, 2019, was $172 million. As of September 30, 2019, we had additional borrowing capacity of $58 million and total liquidity of $67 million.

Fees

Unamortized bank fees and other costs incurred in connection with the initial facility and subsequent amendments totaled $7.2 million as of our most recent amendment in September 2019. These costs were deferred and are being amortized over the term of the loan. Unamortized costs as of September 30, 2019 and December 31, 2018 were $7.0 million and $7.4 million, respectively.  Amortization of deferred financing costs for the nine months ended September 30, 2019 and 2018 was $1,628 and $1,482, respectively.  Such amounts were $543 and $542 for the three months ended September 30, 2019 and 2018, respectively.

Bank debt, less debt issuance costs, is presented below (in thousands):

	September 30,	December 31,
	2019	2018
Current bank debt	$33,075	$27,563
Less unamortized debt issuance cost	(1,742)	(2,171)
Net current portion	$31,333	$25,392

Long-term bank debt	$138,925	$160,900
Less unamortized debt issuance cost	(5,228)	(5,245)
Net long-term portion	$133,697	$155,655

Total bank debt	$172,000	$188,463
Less total unamortized debt issuance cost	(6,970)	(7,416)
Net bank debt	$165,030	$181,047

Covenants

The credit facility includes a Maximum Leverage Ratio (consolidated funded debt / trailing twelve months adjusted EBITDA), calculated as of the end of each fiscal quarter for the trailing twelve months, not to exceed the amounts below:

Fiscal Periods Ending	Ratio
September 30, 2019	3.25 to 1.00
December 31, 2019 through September 30, 2020	3.00 to 1.00
December 31, 2020 through September 30, 2021	2.75 to 1.00
December 31, 2021 and each fiscal quarter thereafter	2.50 to 1.00

As of September 30, 2019, our Leverage Ratio of 2.43 was in compliance with the requirements of the credit agreement.

The credit facility also requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA / annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.25 to 1 through the maturity of the credit facility.

As of September 30, 2019, our Debt Service Coverage Ratio of 1.96 was in compliance with the requirements of the credit agreement.

Rate

The interest rate on the facility ranges from LIBOR plus 2.25% to LIBOR plus 4.00%, depending on our Leverage Ratio. We entered into swap agreements to fix the LIBOR component of the interest rate at 2.92% on the declining term loan balance and on $53 million of the revolver. At September 30, 2019, we are paying LIBOR at the swap rate of 2.92% plus 3.00% for a total interest rate of 5.92%. Prior to the amendment on September 30, 2019, we were paying LIBOR at the swap rate of 2.92% plus 3.5% for a total interest rate of 6.42%.

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

Sunrise Energy, LLC

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for oil, gas and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our consolidated balance sheets as of September 30, 2019, and December 31, 2018, was $3.3 million and $3.7 million, respectively.

(5)OTHER ASSETS (in thousands)

	September 30,	December 31,
	2019	2018
Advanced coal royalties	$10,284	$10,186
Marketable equity securities available for sale, at fair value (restricted)*	2,181	1,909
Other	1,952	2,122
Total other assets	$14,417	$14,217

* Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

(6)ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (in thousands)

	September 30,	December 31,
	2019	2018
Accounts payable	$8,388	$5,844
Goods received not yet invoiced	10,682	6,095
Accrued property taxes	3,156	2,763
Accrued payroll	3,535	1,825
Workers' compensation reserve	3,985	3,670
Group health insurance	2,400	2,200
Other	4,960	4,024
Total accounts payable and accrued liabilities	$37,106	$26,421

(7)OTHER INCOME (in thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Equity loss - Sunrise Energy	(350)	(198)	(184)	(42)
Loss on disposal of Savoy	—	(538)	—	—
MSHA reimbursements	450	833	150	—
Gain on sale of royalty interests in oil properties	2,949	—	—	180
Miscellaneous	2,439	968	247	529
	$5,488	$1,065	$213	$667

(8)SELF-INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among ten mining units dispersed over 22 miles. The historical cost of such equipment was approximately $275 million and $255 million as of September 30, 2019 and December 31, 2018, respectively.

Restricted cash of $4.7 million and $4.6 million as of September 30, 2019 and December 31, 2018, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(9)NET INCOME (LOSS) PER SHARE

We compute net income (loss) per share using the two-class method, which is an allocation formula that determines net income (loss) per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table sets forth the computation of net income(loss) allocated to common shareholders (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(67)	$5,023	$(3,723)	$2,914
Less loss (earnings) allocated to RSUs	-	(116)	93	(67)
Net income (loss) allocated to common shareholders	$(67)	$4,907	$(3,630)	$2,847

(10)INCOME TAXES

For interim period reporting, we record income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items and statutory rates in states in which we operate. Our effective tax rate for the nine months ended September 30, 2019 and 2018 was 98% and (12)%, respectively. Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.

(11)RESTRICTED STOCK UNITS (RSUs)

Non-vested grants at December 31, 2018	789,250
Granted – share price on grant date was $5.27	8,000
Vested – weighted average share price on vesting date was $5.48	(7,000)
Forfeited	(13,000)
Non-vested grants at September 30, 2019	777,250

With the passing of our Chairman, Victor Stabio, on March 7, 2018, the vesting of his 220,000 RSUs accelerated. The value of the accelerated RSUs was $1.5 million.

Non-vested RSU grants will vest as follows:

Vesting Year	RSUs Vesting
2019	294,750
2020	176,250
2021	306,250
777,250

The outstanding RSUs have a value of $2.6 million based on the November  1, 2019, closing stock price of $3.36.

At September 30, 2019, we had 1,266,112 RSUs available for future issuance.

(12)REVENUE

Effective January 1, 2018, we adopted ASU 2014‑09. The adoption of this standard did not impact the timing of revenue recognition on our consolidated balance sheets or consolidated statements of comprehensive income.

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

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. 69% and 67% of our coal revenue for the nine and three months ended September 30, 2019, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida, Georgia, North Carolina, Kentucky, Tennessee, and South Carolina.    74% and 77% of our coal revenue for the nine and three months ended September 30, 2018, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida, North Carolina, and Kentucky.

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

We have remaining performance obligations relating to fixed priced contracts of approximately $662 million, which represent the average fixed prices on our committed contracts as of September 30, 2019.  We expect to recognize approximately 54% of this revenue through 2020, with the remainder recognized thereafter.

We have remaining performance obligations relating to contracts with price reopeners of approximately $266 million, which represents our estimate of the expected re-opener price on committed contracts as of September 30, 2019.  We expect to recognize all of this revenue beginning in 2021.

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

Information related to leases was as follows:

	Nine Months Ended	Three Months Ended
	September 30, 2019	September 30, 2019
	(In thousands)	(In thousands)
Operating lease information:
Operating cash outflows from operating leases	$234	$77
Weighted average remaining lease term in years	4.11	4.11
Weighted average discount rate	6.0%	6.0%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

Year	Amount
(In thousands)
2019	$88
2020	238
2021	201
2022	206
2023	174
2024	59
Total minimum lease payments	$966
Less imputed interest	(84)

Total operating lease liability	$882

As reflected on balance sheet:
Other long-term liabilities	$882
Total operating lease liability	$882

At September 30, 2019, we had approximately $882,000 right-of-use operating lease assets recorded within “buildings and equipment” on the Consolidated Balance Sheet.

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

Below is a condensed Hourglass balance sheet as of September 30, 2019 and December 31, 2018 and a condensed statement of operations for the nine and three months ended September 30, 2019 and 2018. Current assets include cash totaling $1.6 million and sand inventory totaling $1.6 million as of September 30, 2019. Current assets include cash totaling $2.9 million and sand inventory totaling $1.3 million as of December 31, 2018.

Expenses are included in operating costs and expenses, exploration costs, and SG&A in our consolidated statements of comprehensive income.

Condensed Balance Sheet

	September 30,	December 31,
	2019	2018
Current assets	$3,357	$4,241
Property and equipment	3,049	3,092
Total assets	$6,406	$7,333

Total liabilities	$13	$502
Redeemable noncontrolling interests	4,000	4,000
Members' equity	2,393	2,831
Total liabilities and equity	$6,406	$7,333

Condensed Statement of Operations

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$191	$36	$86	$36
Expenses	629	907	133	350
Net loss	$(438)	$(871)	$(47)	$(314)

(15)INVENTORY

Inventory is valued at lower of average cost or net realizable value (NRV).  As of September 30, 2019 and December 31, 2018, coal inventory includes NRV adjustments of $2.7 million and $1.1 million, respectively

(16)SUBSEQUENT EVENTS

On October 15, 2019, we declared a dividend of $.04 per share to shareholders of record as of October 31, 2019.  The dividend is payable on November 15, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

RESULTS OF REVIEW OF INTERIM CONDENSED FINANCIAL STATEMENTS

We have reviewed the condensed consolidated balance sheet of Hallador Energy Company (the "Company") and subsidiaries as of September 30, 2019 and 2018, and the related condensed consolidated statements of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2019 and 2018, the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2019 and 2018, the condensed consolidated statement of stockholders’ equity for the three-month and nine-month periods ended September 30, 2019, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR REVIEW RESULTS

These interim financial statements are the responsibility of the Company's management. We conducted our reviews in accordance with the standards of the Public Company Oversight Board (United States) ("PCAOB"). We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Denver, Colorado

November 4, 2019

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

I.	STRONG SHIPMENTS IN Q3
a.	2.1 million tons of coal were shipped in the 3rd quarter and we anticipate shipping 2.0 million tons in Q4. Thus, Sunrise Coal is on pace to ship a record 8 million tons in 2019.
II.	Q3 2019 NET LOSS OF $3.7 MILLION, ($0.12) PER SHARE, CAUSED BY INCREASED COSTS DUE TO THREE TEMPORARY EVENTS
a.	First, Oaktown 2 experienced challenging mining conditions during the quarter, but was able to overcome and improve production by early October.

b.

Second, Carlisle has been working hard to reduce its cost structure since re-opening in July 2018.  In October, units were relocated, and both production and recovery have improved dramatically.  The Carlisle Mine experienced record production, up 40%, in the month of October.

c.	Lastly, at our Ace in the Hole Mine, a planned new box cut development in a new mining area led to low production in the quarter.

The confluence of these three temporary events increased our costs $3.86/ton during the quarter.  We believe these events to be isolated to the 3rd quarter as we experienced record production in the month of October, thus we anticipate our cost structure returning to our historical sub $30/ton cost structure.

III.75% SOLD THROUGH 2022 = GREAT CASH FLOW VISABILITY

a.

When looking at the remainder of 2019 through 2022, 19.6 million tons are sold.  Thus, we have ~75% of our sales contracted over the next three plus years at an 8.0 million-ton annualized pace.  The table below reflects our projected tons.

	Targeted	Contracted		Estimated
	tons	tons	%	Price
Year	(millions)	(millions)*	Committed	per ton
2019	2.0	2.0	100%	$39.25
2020	8.0	7.0	88%	$40.25
2021	8.0	5.3	66%
2022	8.0	5.3	66%
	26.0	19.6	75%

_______________

* Some of our contracts contain language that allows our customers to increase or decrease tonnages throughout the year.

b.	Our Sunrise coal subsidiary grew from 9 customers in 3 states in 2018 to a peak of 17 customers in 7 states in 2019. We continue to see opportunities to add customers in future years.

IV.	NEW CREDIT FACILITY IN PLACE FOR NEXT FOUR YEARS
a.

Once our banking partners reviewed our solid sales position, and could clearly see our future cash flows, they agreed to extend our credit facility to September 2023 and reduce our interest rate by 50 basis points.  We have improved our low-cost capital structure at a time when others in the industry only have access to capital at exorbitant prices.

V.	2020 IS A CORRECTION YEAR FOR THE INDUSTRY
a.

President Harry Truman once said, “It’s a recession when your neighbor loses his job; it’s a depression when you lose your own.”  Well in mining, it’s a correction when your competitor closes production, its right sizing when you close your own.  Fortunately, Sunrise is 88% sold for 2020 and is currently in the middle of the RFP (sales) season for next year.  We are confident we will make additional sales for 2020 but expect a supply “correction” for the industry.  In 2018, the IB produced ~106 million tons of which roughly 22 million tons went to the export market.  In 2019, ~10 million tons of production have closed or announced to be closed.  For 2020, we anticipate another ~6 million tons will come offline.  The softening of the global economy combined with low cost gas in Europe reduced the global price of coal in 2019 to unsustainable levels.  While there continues to be exports, new purchases are constrained due to the netbacks to the mines being below cost.  Long-term, we believe that growth in global demand for coal will continue to need IB tons to be exported.

b.

We also believe low natural gas prices, which are constraining to the domestic market, are unsustainable at ~$2.50.  Thus, 2020 will be a “correction” year and we anticipate Sunrise will emerge in a much stronger market position in 2021.

ASSET IMPAIRMENT REVIEW

See Note 2 to our unaudited condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

I.	CASH PROVIDED BY OPERATIONS
a.

As set forth in our unaudited condensed consolidated statements of cash flows, cash provided by operations was $36.3 million and $30.3 million for the nine months ended September 30, 2019 and 2018, respectively.

i.

During the first nine months of 2019, coal inventory increased $6.1 million from $19.2 million as of December 31, 2018 to $25.3 million as of September 30, 2019. In the first half of 2018, coal inventory increased $15.9 million from $12.8 million to $28.7 million in anticipation of increased sales and to build a base of inventory for the Princeton Loop which came online in May 2018. These changes resulted in an $9.8 million increase to cash flow for 2019 when compared to 2018.

ii.

Operating margins from coal decreased during the first nine months of 2019 by $5.5 million when compared to the first nine months of 2018 due primarily to our increased costs.  During the first three quarters of 2018, we averaged costs of $28.29 per ton sold.  For 2019, we have seen that escalate to $30.98.

iii.	The combination of these two factors, offset by other changes in working capital items, contributed substantially to our increase in cash from operations compared to 2018.
b.	Our projected capex budget for the remainder of 2019 is $6 million, of which the majority is for maintenance capex.

c.	Cash provided by operations for the remainder of the year is expected to fund our maintenance capital expenditures, debt service, and dividend.
II.	MATERIAL OFF-BALANCE SHEET ARRANGEMENTS
a.

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. In the event we are not able to perform reclamation, which is presented as asset retirement obligations (ARO) in our accompanying unaudited consolidated balance sheets, we have surety bonds totaling $27 million to pay for ARO.

CAPITAL EXPENDITURES (capex)

For the nine months of 2019, capex was $27.3 million allocated as follows (in millions):

Oaktown – maintenance capex	$15.6
Oaktown – investment	6.5
Carlisle - maintenance capex	2.8
Ace - investment	1.6
Other	0.8
Capex per the Consolidated Statements of Cash Flows	$27.3

RESULTS OF OPERATIONS

Quarterly coal sales and cost data (in thousands, except per ton and percentage data) are provided below. Per ton calculations below are based on tons sold.

All Mines	4th 2018	1st 2019	2nd 2019	3rd 2019	T4Qs
Tons produced	1,938	2,205	2,003	1,891	8,037
Tons sold	2,219	2,130	1,807	2,118	8,274
Coal sales	$89,019	$85,235	$71,113	$82,883	$328,250
Average price/ton	$40.12	$40.02	$39.35	$39.13	$39.67
Wash plant recovery in %	68%	73%	71%	70%
Operating costs	$69,364	$62,271	$53,915	$71,372	$256,922
Average cost/ton	$31.26	$29.24	$29.84	$33.70	$31.05
Margin	$19,655	$22,964	$17,198	$11,511	$71,328
Margin/ton	$8.86	$10.78	$9.52	$5.43	$8.62
Capex	$8,996	$8,840	$9,448	$8,981	$36,265
Maintenance capex	$7,186	$6,672	$6,164	$5,537	$25,559
Maintenance capex/ton	$3.24	$3.13	$3.41	$2.61	$3.09

All Mines	4th 2017	1st 2018	2nd 2018	3rd 2018	T4Qs
Tons produced	1,561	1,975	1,983	1,713	7,232
Tons sold	1,685	1,707	1,477	1,962	6,831
Coal sales	$68,922	$66,787	$56,922	$79,055	$271,686
Average price/ton	$40.90	$39.13	$38.54	$40.29	$39.77
Wash plant recovery in %	68%	69%	73%	72%
Operating costs	$52,025	$46,640	$38,809	$60,132	$197,606
Average cost/ton	$30.88	$27.32	$26.28	$30.65	$28.93
Margin	$16,897	$20,147	$18,113	$18,923	$74,080
Margin/ton	$10.03	$11.80	$12.26	$10	$10.84
Capex	$7,294	$10,428	$7,784	$5,856	$31,362
Maintenance capex	$2,520	$5,772	$5,058	$4,639	$17,989
Maintenance capex/ton	$1.50	$3.38	$3.42	$2.36	$2.63

2019 v. 2018 (first nine months)

For 2019, we sold 6,055,000 tons at an average price of $39.51/ton. For 2018, we sold 5,146,000 tons at an average price of $39.40/ton. The increase in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts.

Operating costs for all of our active coal mines averaged $30.98/ton and $28.29/ton for the nine months ended September 30, 2019 and 2018, respectively. Over the last four quarters, our mines have averaged $31.05/ton. As noted previously, challenging mining conditions at Oaktown 2 and the re-opening of the Carlisle Mine in July 2018 has increased our costs over the prior year.  For the remainder of 2019, we expect operating costs for our coal mines to be $29-$30/ton.

We expect operating costs associated with the idled Prosperity mine to be $0.4 million for the remainder of 2019. Prosperity operating costs were $1.3 million during the nine months ended September 30, 2019.

Other income increased $4.4 million in the first nine months of 2019 when compared to 2018. The largest contributor to this increase was the sale of overriding royalty interests in certain oil producing properties for $2.9 million. Other items contributing to the increase include the sale of scrap and other non-producing assets in 2019.

DD&A increased approximately $2.8 million in the first nine months of 2019 when compared to 2018. A portion of our assets is depreciated based on raw production which has increased in 2019, thus as production increases so does our DD&A. Additionally, in July 2018, we began depreciating assets relating to the Carlisle Mine that had been idled since 2015.

SG&A expenses increased approximately $0.5 million in the first nine months of 2019 when compared to 2018. We expect SG&A for the remainder of 2019 to be $3.0 million.

Interest expense increased approximately $3.3 million in the first nine months of 2019 when compared to 2018. The change in estimated fair value of our interest rate swap agreement resulted in additional non-cash expense of $3.0 million in 2019 which was the result of expected future interest rates, while the change in 2018 was additional non-cash expense of $0.1 million.  This resulted in a $2.9 million increase in interest expense in 2019.  The remaining increase of $0.4 million in interest expense is a result of amending our credit agreement in May 2018, which increased our effective fixed rate from 5% to 6%.

Our Sunrise Coal employees totaled 923 at September 30, 2019, compared to 803 at September 30, 2018 and 842 at December 31, 2018. We increased our headcount in preparation for increased shipments in 2019 and the last three months of 2018 and as a result of re-starting production at the Carlisle Mine.

2019 v. 2018 (third quarter)

For 2019, we sold 2,118,000 tons at an average price of $39.13/ton. For 2018 we sold 1,962,000 tons at an average price of $40.29/ton. The decrease in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts.

Operating costs for all coal mines averaged $33.70/ton in 2019 and $30.65/ton in 2018. Our operating costs for the quarter exceeded our prior guidance of $29-$30/ton.  We continue to experience outstanding production but have also seen costs rise due to challenging conditions at Oaktown 2 and poor recovery at Carlisle, which was re-opened in July 2018.  We expect these increases to be temporary.  Prosperity operating costs were $0.4 million during the three months ended September 30, 2019.

DD&A increased approximately $1.0 million in the third quarter of 2019 when compared to the third quarter of 2018. A portion of our assets are depreciated based on raw production which has increased in 2019. We also incurred significant asset additions in 2018 such as the new elevator at Oaktown 1 which did not go into service until the fourth quarter of 2018.

SG&A expenses increased approximately $0.4 million in the third quarter of 2019 when compared to the third quarter of 2018 due to additional hiring and business development activities.

EARNINGS (LOSS) PER SHARE

	4th 2018	1st 2019	2nd 2019	3rd 2019
Basic and diluted	$.09	$.23	$(.11)	$(.12)

	4th 2017	1st 2018	2nd 2018	3rd 2018
Basic and diluted	$.69	$.07	$(.00)	$.09

INCOME TAXES

Our effective tax rate (ETR) was estimated at 98% and (12)% for the nine months ended September 30, 2019 and 2018, respectively. Assuming no changes in our expected results of operations, we expect our ETR for the remainder of 2019 to be about the same as the first nine months. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

MSHA REIMBURSEMENTS

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies. After applying the provisions of ASU 2014‑09, as of September 30, 2019, we do not consider unreimbursed costs from our customers related to these compliance matters to be material and have constrained such amounts and will recognize them when they can be estimated with reasonable certainty.

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

YORKTOWN DISTRIBUTIONS

As disclosed in our 8‑K filed on August 13, 2019, Yorktown Energy Partners VIII, L.P. distributed 450,000 shares of Hallador common stock to its general and limited partners. We were advised that the distributed shares could be sold immediately. Currently, the Yorktown limited partnerships hold 965,998 million shares of our stock representing 3.2% of total shares outstanding.

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

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.  MINE SAFETY DISCLOSURES

Safety is a core value at for us and our subsidiaries. As such we have dedicated a great deal of time, energy, and resources to creating a culture of safety. We are proud of the mine rescue team at Sunrise Coal who placed 2nd overall in the National Mine Rescue contest held in Lexington, Kentucky in September 2019.  We would also like to recognize Willie Hamilton who finished second in the nation on pre-shift and Steve Earle who was first in Indiana on bench.

See Exhibit 95 to this Form 10‑Q for a listing of our mine safety violations.

ITEM 6.    EXHIBITS

10.1	Second Amendment To The Third Amended And Restated Credit Agreement
15.1	Letter Regarding Unaudited Interim Financial Information – Plante Moran
31.1	SOX 302 Certification
31.2	SOX 302 Certification
32	SOX 906 Certification
95	Mine Safety Disclosures
101	Interactive Files

i

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: November 4, 2019	/S/ LAWRENCE D. MARTIN
Lawrence D. Martin, CFO

Date: November 4, 2019	/S/ R. TODD DAVIS
R. Todd Davis, CAO