Form 10-K
period 2019-12-31
HALLADOR ENERGY CO
filed 2020-03-09
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT O F 1934

Commission file number: 001‑3473

“COAL KEEPS YOUR LIGHTS ON”		“COAL KEEPS YOUR LIGHTS ON”
HALLADOR ENERGY COMPANY (www.halladorenergy.com)

Colorado	84-1014610
(State of incorporation)	(IRS Employer Identification No.)

1183 East Canvasback Drive, Terre Haute, Indiana	47802
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 303.839.5504

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	HNRG	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ☐ No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See the definitions of "larger accelerated filer," "accelerated filer", "smaller reporting company," and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates (public float) on June 28, 2019 was $113,764,353 based on the closing price reported that date by the NASDAQ of $5.51 per share.

As of March 6, 2020, we had 30,419,967, shares outstanding.

Portions of our Proxy Statement to be filed with the SEC in connection with our annual stockholders’ meeting are incorporated by reference into Part III of this Form 10‑K.  Our Annual Meeting of Shareholders will be held on  May 29, 2020 in Terre Haute, IN.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10‑K may constitute “forward-looking statements.”  These statements are based on our beliefs as well as assumptions made by, and information currently available to us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

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

•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
•	dependence on significant customer contracts, including renewing customer contracts upon expiration of existing contracts;
•	changing global economic conditions or in industries in which our customers operate;
•	recent action and the possibility of future action on trade made by the United States and foreign governments;
•	the effect of new tariffs and other trade measures;
•	liquidity constraints, including those resulting from any future unavailability of financing;
•	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
•	customer delays, failure to take coal under contracts or defaults in making payments;
•	adjustments made in price, volume or terms to existing coal supply agreements;
•	fluctuations in coal demand, prices, and availability;
•	changes in oil & gas prices, which could, among other things, affect our investments in oil & gas mineral interests;
•	our productivity levels and margins earned on our coal sales;
•	changes in raw material costs;
•	changes in the availability of skilled labor;
•	our ability to maintain satisfactory relations with our employees;
•	increases in labor costs, adverse changes in work rules, or cash payments or projections associated with workers’ compensation claims;
•	increases in transportation costs and risk of transportation delays or interruptions;
•	operational interruptions due to geologic, permitting, labor, weather-related or other factors;
•	risks associated with major mine-related accidents, mine fires, mine floods or other interruptions;
•	results of litigation, including claims not yet asserted;
•	difficulty maintaining our surety bonds for mine reclamation;
•

decline in or change in the coal industry’s share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity, such as natural gas, nuclear energy, and renewable fuels;

•	difficulty in making accurate assumptions and projections regarding post-mine reclamation;
•	uncertainties in estimating and replacing our coal reserves;
•	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
•	difficulty obtaining commercial property insurance;
•

evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions;

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

You should consider the information above when reading any forward-looking statements contained in this Annual Report on Form 10‑K; other reports filed by us with the U.S. Securities and Exchange Commission (“SEC”); our press releases; our website http://www.halladorenergy.com and written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

ITEM 1.   BUSINESS.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our business.

Regulation and Laws

The coal mining industry is subject to extensive regulation by federal, state and local authorities on matters such as:

•	employee health and safety;
•	mine permits and other licensing requirements;
•	air quality standards;
•	water quality standards;
•	storage of petroleum products and substances that are regarded as hazardous under applicable laws or that, if spilled, could reach waterways or wetlands;
•	plant and wildlife protection that could limit or prohibit mining or exploration;
•	reclamation and restoration of mining properties after mining is completed;
•	restricting the types, quantities and concentration of materials that can be released into the environment in the performance of mining or exploration and production activities;
•	discharge of materials;
•	storage and handling of explosives;
•	wetlands protection;
•	surface subsidence from underground mining; and
•	the effects, if any, that mining has on groundwater quality and availability.

Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil and criminal sanctions, including monetary penalties, the imposition of strict, joint   and several liability, investigatory and remedial obligations and the issuance of injunctions limiting or prohibiting some or all of the operations on our properties. The regulatory burden on fossil fuel industries increases the cost of doing business and consequently affects profitability. The trend in environmental regulation has been to place more restrictions and limitations on activities that may  affect  the  environment, and thus, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly obligations could increase our or our mineral interest operators’ costs and adversely affect our performance.  In addition, the utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which has adversely affected demand for coal. It is possible that new legislation or regulations may be adopted, or that existing laws or regulations may be interpreted differently or more stringently enforced, any of which could have a significant impact on our mining operations or our customers’ ability to use coal. For more information, please see risk factors described in “Item 1A. Risk Factors” below.

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

In 2014, MSHA began implementation of a finalized new regulation titled “Lowering Miner’s Exposure to Respirable Coal Mine Dust, Including Continuous Personal Dust Monitors.”  The final rule implemented a reduction in the allowable respirable coal mine dust exposure limits, requires the use of sampling data taken from a single sample rather than an average of samples, and increases oversight by MSHA regarding coal mine dust and ventilation issues at each mine, including the approval process for ventilation plans at each mine, all of which increase mining costs. The second phase of the rule began in February 2016 and requires additional sampling for designated and other occupations using the new continuous personal dust monitor technology, which provides real-time dust exposure information to the miner. Phase three of the rule began in August 2016 and resulted in lowering the current respirable dust level of 2.0 milligrams per cubic meter to 1.5 milligrams per cubic meter of air. Compliance with these rules can result in increased costs on our operations, including, but not limited to, the purchasing of new equipment and the hiring of additional personnel to assist with monitoring, reporting, and recordkeeping obligations. MSHA has published a request for information regarding engineering controls and best practices to lower miners’ exposure to respirable coal mine dust, which is currently set to close on July 9, 2022. The comment period for this request for information will close on July 9, 2019. It is uncertain whether MSHA will present additional proposed rules, or revisions to the final rule, following the closing of the comment period for the current request for information.

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

Following a comment period that closed in November 2016, MSHA received requests for MSHA and the National Institute for Occupational Safety and Health to hold a Diesel Exhaust Partnership to address the issues covered by MSHA’s request for information. The comment period for the request for information was reopened and closed in January 2018.

The comment period is scheduled to close in September 2020. It is uncertain whether MSHA will present a proposed rule pertaining to exposure of underground miners to diesel exhaust, after completing its evaluation of the comments received.

In June 2018, MSHA published a request for information on Safety Improvement Technologies for Mobile Equipment at Surface Mines and for Belt Conveyors at Surface and Underground Mines. The comment period for the request for information has closed. It is uncertain whether MSHA will present a proposed rule pertaining to safety improvement technologies for mobile equipment at surface mines or for belt conveyors at surface and underground mines.

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

Some of the costs of complying with existing regulations and implementing new safety and health regulations may be passed on to our customers. Although we have not quantified the full impact, implementing and complying with these new federal and state safety laws and regulations have had, and are expected to continue to have, an adverse impact on our results of operations and financial position.

Black Lung Benefits Act

The Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981 (“BLBA”) requires businesses that conduct current mining operations to make payments of black lung benefits to current and former coal miners with black lung disease and to some survivors of a miner who dies from this disease. The BLBA levied a tax on coal sales of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price in order to compensate miners who are totally disabled due to black lung disease and some survivors of miners who died from this disease, and who were last employed as miners prior to 1970 or subsequently where no responsible coal mine operator has been identified for claims. In addition, the BLBA provides that some claims for which coal operators had previously been responsible are or will become obligations of the government trust funded by the tax. The Revenue Act of 1987 extended the termination date of this tax from January 1, 1996, to the earlier of January 1, 2014, or the date on which the government trust becomes solvent. The Emergency Economic Stabilization Act of 2008 extended these rates through December 31, 2018. On January 1, 2019, the excise tax rates reverted to their original 1977 statutory levels of $0.50 per ton for underground-mined coal and $0.25 per ton for surface mined coal, but not to exceed 2% of the applicable sales price.  In December 2019, the excise tax rates were increased to their 2018 levels and that rate increase is set to expire on December 31, 2020.

Workers’ Compensation and Black Lung

We provide income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. Workers’ compensation laws also compensate survivors of workers who suffer employment-related deaths. We generally self-insure this potential expense using our actuary estimates of the cost of present and future claims. In addition, coal mining companies are subject to federal legislation and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker’s pneumoconiosis, or black lung. We also provide for these claims through self-insurance programs. Our actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and discount rates.

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

In April 2015, the United States Environmental Protection Agency ("EPA") finalized rules on coal combustion residuals ("CCRs"); however, the final rule does not address the placement of CCRs in minefills or non-minefill uses of CCRs at coal mine sites. OSM has announced their intention to release a proposed rule to regulate placement and use of CCRs at coal mine sites, but to date, no further action has been taken. These actions by OSM potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities, and additional enforcement actions.

Bonding Requirements

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, and to satisfy other miscellaneous obligations. These bonds are typically renewable on a yearly basis. It has become increasingly difficult for us and our competitors to secure new surety bonds without posting collateral. In addition, surety bond costs have increased while the market terms of surety bonds have generally become less favorable to us. It is possible that surety bond issuers may refuse to renew bonds or may demand additional collateral upon those renewals. Our failure to maintain, or inability to acquire, surety bonds that are required by federal and state laws would have a material adverse effect on our ability to produce coal, which could affect our profitability and cash flow.

Air Emissions

The CAA and similar state and local laws and regulations regulate emissions into the air and affect coal mining operations. The CAA directly impacts our coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, achieve certain emissions standards, or implement certain work practices on sources that emit various air pollutants. The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants and other coal-burning facilities. There have been a series of federal rulemakings focused on emissions from coal-fired electric generating facilities. Installation of additional emissions control technology and any additional measures required under applicable federal and state laws and regulations related to air emissions will make it more costly to operate coal-fired power plants and possibly other facilities that consume coal and, depending on the requirements of individual state implementation plans (“SIPs”), could make fossil fuels a less attractive fuel alternative in the planning and building of power plants in the future. A significant reduction in fossil fuels’ share of power generating capacity could have a material adverse effect on our business, financial condition and results of operations. Since 2010, utilities have completed or formally announced the retirement or conversion of almost 700 coal-fired electric generating units through 2030 in the United States.

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

•

The CAIR calls for power plants in 28 states and Washington, D.C. to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system in effect for acid rain. In June 2011, the EPA finalized the Cross-State Air Pollution Rule (“CSAPR”), a replacement rule for CAIR, which would have required 28 states in the Midwest and eastern seaboard to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. CSAPR has become increasingly irrelevant with continuing coal plant retirements making the nitrogen oxide ozone budget less stringent and lowering emission allowance prices to levels closer to average operating cost for many of our customers.  The full impact of CSAPR are unknown at the present time due to the implementation of Mercury and Air Toxic Standards ("MATS"), discussed below, and the impact of the continuing coal plant retirements.

•

In February 2012, the EPA adopted the MATS, which regulates the emission of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal and oil-fired power plants. In March 2013, the EPA finalized a reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits to levels attainable by existing control technologies. In subsequent litigation, the U.S. Supreme Court struck down the MATS rule based on the EPA’s failure to take costs into consideration.  The D.C. Circuit Court allowed the current rule to stay in place until the EPA issued a new finding.  In April 2016, the EPA issued a final supplemental finding upholding the rule and concluding that a cost analysis supports the MATS rule. In April 2017, the D.C Circuit Court of Appeals granted the EPA’s request to cancel oral arguments and ordered the case held in abeyance for an EPA review of the supplemental finding. In December 2018, the EPA issued a proposed Supplemental Cost Finding, as well as the CAA required "risk and technology review."  Many electric generators have already announced retirements due to the MATS rule. Although various issues surrounding the MATS rule remain subject to litigation in the D.C. Circuit, the MATS rule has forced generators to make capital investments to retrofit power plants and could lead to additional premature retirements of older coal-fired generating units. The announced and possible additional retirements are likely to reduce the demand for coal. Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed. Regulation of mercury emissions by the EPA, states, or Congress may decrease the future demand for coal. We continue to evaluate the possible scenarios associated with CSAPR and MATS and the effects they may have on our business and our results of operations, financial condition or cash flows.

•

The EPA is required by the CAA to periodically re-evaluate the available health effects information to determine whether the National Ambient Air Quality Standards (“NAAQS”) should be revised. Pursuant to this process, the EPA has adopted more stringent NAAQS for fine particulate matter (“PM”), ozone, nitrogen oxide, and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards and other states will be required to develop new SIPs for areas that were previously in “attainment” but do not attain the new standards. In addition, under the revised ozone NAAQS, significant additional emissions control expenditures may be required at coal-fired power plants. Initial non-attainment determinations related to the revised sulfur dioxide standard became effective in October 2013. In addition, in January 2013, the EPA updated the NAAQS for fine particulate matter emitted by a wide variety of sources including power plants, industrial facilities, and gasoline and diesel engines, tightening the annual PM 2.5 standard to 12 micrograms per cubic meter. The revised standard became effective in March 2013. In November 2013, the EPA proposed a rule to clarify PM 2.5 implementation requirements to the states for current 1997 and 2006 non-attainment areas. In July 2016, the EPA issued a final rule for states to use in creating their plans to address particulate matter. In October 2015, the EPA published a final rule that reduced the ozone NAAQS from 75 to 70 ppb and completed attainment/non-attainment designations in July 2018.  In March 2019, the EPA published a final rule that retained the current primary NAAQS for sulfur oxide.  New standards may impose additional emissions control requirements on new and expanded coal-fired power plants and industrial boilers. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, our mining operations and our customers could be affected when the new standards are implemented by the applicable states, and developments might indirectly reduce the demand for coal.

•

The EPA’s regional haze program is designed to protect and improve visibility at and around national parks, national wilderness areas, and international parks. Under the program, states are required to develop SIPs to improve visibility. Typically, these plans call for reductions in sulfur dioxide and nitrogen oxide emissions from coal-fueled electric plants. In prior cases, the EPA has decided to negate the SIPs and impose stringent requirements through FIPs. The regional haze program, including particularly the EPA’s FIPs, and any future regulations may restrict the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas and may require some existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions. These requirements could limit the demand for coal in some locations. In September 2018, the EPA issued a memorandum that detailed plans to assist states as they develop their SIPs.

•

The EPA’s new source review (“NSR”) program under the CAA in certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly increase emissions, to install more stringent air emissions control equipment. The Department of Justice, on behalf of the EPA, has filed lawsuits against a number of coal-fired electric generating facilities alleging violations of the NSR program. The EPA has alleged that certain modifications have been made to these facilities without first obtaining certain permits issued under the program. Several of these lawsuits have settled, but others remain pending. In addition, there are proposals to modify the NSR program as a part of the Affordable Clean Energy ("ACE") rule which is subject to current pending litigation as discussed below. A final rule on NSR reforms is expected in March 2020.  Depending on the ultimate resolution of these cases, demand for coal could be affected.

GHG Emissions

Combustion of fossil fuels, such as the coal we produce, results in the emission of GHGs, such as carbon dioxide and methane. Combustion of fuel for mining equipment used in coal production also emits GHGs. Future regulation of GHG emissions in the U.S. could occur pursuant to future U.S. treaty commitments, new domestic legislation or regulation by the EPA.  Congress has considered various proposals to reduce GHG emissions, and it is possible federal legislation could be adopted in the future. Internationally, there is an international climate agreement (“Paris Agreement”) that does not create any binding obligations for nations to limit their GHG emissions but includes pledges to voluntarily limit or reduce future emissions. These commitments could further reduce demand and prices for fossil fuels. In November 2019, the United States announced its withdrawal from such agreement, effective November 4, 2020.  However, the United States may subsequently decide to rejoin the Paris Agreement or another agreement at some point in the future.  Moreover, many states, regions and governmental bodies have adopted GHG initiatives and have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities, including coal-fired electric generating facilities. Others have announced their intent to increase the use of renewable energy sources, displacing coal and other fossil fuels. Depending on the particular regulatory program that may be enacted, at either the federal or state level, the demand for coal could be negatively impacted, which would have an adverse effect on our operations.

Even in the absence of new federal legislation, the EPA has begun to regulate GHG emissions under the CAA based on the U.S. Supreme Court’s 2007 decision that the EPA has authority to regulate GHG emissions. Although the U.S. Supreme Court’s holding did not expressly involve the EPA’s authority to regulate GHG emissions from stationary sources, such as coal fueled power plants, the EPA has determined on its own that it has the authority to regulate GHG emissions from power plants and issued a final rule which found that GHG emissions, including carbon dioxide and methane, endanger both the public health and welfare.

On September 20, 2013, the EPA issued NSPS for carbon dioxide emissions from new fossil fuel-fired power plants.  This rule was finalized in 2015 and was immediately challenged by multiple parties.  In August 2017, this rule was stayed by a federal appeals court to allow the Trump administration’s EPA to review the NSPS rule. It is likely than any repeal or revisions to the NSPS will be subject to legal challenges as well. Future implementation of the NSPS is uncertain at this time.

In August 2015, the EPA issued its final Clean Power Plan ("CPP") rules that establish carbon pollution standards for power plants, called CO2 emission performance rates. Judicial challenges led the U.S. Supreme Court to grant a stay in February 2016 of the implementation of the CPP before the United States Court of Appeals for the District of Columbia ("Circuit Court") even issued a decision. Additionally, in October 2017 the EPA proposed to repeal the CPP, although the final outcome of this action and the pending litigation regarding the CPP is uncertain at this time.  The EPA subsequently proposed the ACE rule to replace the CPP with a rule that utilizes heat rate improvement measures as the "best system of emission reduction." The ACE rule adopts new implementing regulations under the CAA to clarify the roles of the EPA and the states, including an extension of the deadline for state plans and EPA approvals; and, the rule revises the NSR permitting program to provide EGUs the opportunity to make efficiency improvements without triggering NSR permit requirements. In June 2019, the EPA published the final repeal of the Clean Power Plan and promulgation of the ACE rule.  The EPA’s attempts to replace the CPP with the ACE rule are currently subject to litigation, and we cannot predict the final outcome.

Notwithstanding the ACE rule, these requirements have led to premature retirements and could lead to additional premature retirements of coal-fired generating units and reduce the demand for coal. Congress has not currently adopted legislation to restrict carbon dioxide emissions from existing power plants, and it is unclear whether the EPA has the legal authority to regulate carbon dioxide emissions from existing and modified power plants as proposed in the NSPS and CPP. Substantial limitations on GHG emissions could adversely affect demand for the coal we produce.

There have been numerous protests of and challenges to the permitting of new fossil fuel infrastructure, including coal-fired power plants and pipelines, by environmental organizations and state regulators for concerns related to GHG emissions. For instance, various state regulatory authorities have rejected the construction of new coal-fueled power plants based on the uncertainty surrounding the potential costs associated with GHG emissions from these plants under future laws limiting the emissions of carbon dioxide. In addition, several permits issued to new coal-fueled power plants without limits on GHG emissions have been appealed to the EPA’s Environmental Appeals Board. In addition, over thirty states have currently adopted “renewable energy standards” or “renewable portfolio standards,” which encourage or require electric utilities to obtain a certain percentage of their electric generation portfolio from renewable resources by a certain date. Several states have announced their intent to have renewable energy comprise 100% of their electric generation portfolio. Other states may adopt similar requirements, and federal legislation is a possibility in this area. To the extent these requirements affect our current and prospective customers, they may reduce the demand for fossil fuel energy, and may affect long-term demand for our coal. Finally, while the U.S. Supreme Court has held that federal common law provides no basis for public nuisance claims against utilities due to their carbon dioxide emissions, the Court did not decide whether similar claims can be brought under state common law. As a result, despite this favorable ruling, tort-type liabilities remain a concern.

In addition, environmental advocacy groups have filed a variety of judicial challenges claiming that the environmental analyses conducted by federal agencies before granting permits and other approvals necessary for certain coal activities do not satisfy the requirements of the National Environmental Policy Act (“NEPA”). These groups assert that the environmental analyses in question do not adequately consider the climate change impacts of these particular projects. In

January 2020, CEQ issued a proposed revision to NEPA regulations that seeks to clarify the extent to which direct, indirect, and cumulative environmental impacts from a proposed project, including GHG emissions, should be examined under NEPA; however, the final form or impact of any such revisions is uncertain at this time.

Many states and regions have adopted GHG initiatives, and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of GHG by certain facilities, including coal-fired electric generating facilities. For example, in 2005, ten Northeastern states entered into the Regional Greenhouse Gas Initiative agreement (“RGGI”), calling for implementation of a cap and trade program aimed at reducing carbon dioxide emissions from power plants in the participating states. The members of RGGI have established in statutes and/or regulations a carbon dioxide trading program. Auctions for carbon dioxide allowances under the program began in September 2008. Since its inception, several additional northeastern states and Canadian provinces have joined RGGI as participants or observers. In 2019, New Jersey and Pennsylvania each announced they were joining RGGI.

Following the RGGI model, five Western states launched the Western Regional Climate Action Initiative to identify, evaluate, and implement collective and cooperative methods of reducing GHG in the region to 15% below 2005 levels by 2020. These states were joined by two additional states and four Canadian provinces and became collectively known as the Western Climate Initiative Partners. However, as of 2020, only California and the Canadian provinces of British Columbia, Novia Scotia and Quebec remain.  Nevertheless, it is likely that these regional efforts will continue based on current trends and concerns related to the reduction of GHG emissions.

It is possible that future international, federal and state initiatives to control GHG emissions could result in increased costs associated with fossil fuel production and consumption, such as costs to install additional controls to reduce carbon dioxide emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Such increased costs for fossil fuel consumption could result in some customers switching to alternative sources of fuel, or otherwise adversely affect our operations and demand for our products, which could have a material adverse effect on our business, financial condition, and results of operations.  Finally, activists may try to hamper fossil fuel companies by other means, including pressuring financing and other institutions into restricting access to capital, bonding and insurance, as well as pursuing tort litigation for various alleged climate-related impacts.

Water Discharge

The Federal Clean Water Act (“CWA”) and similar state and local laws and regulations regulate discharges into certain waters, primarily through permitting. Section 404 of the CWA imposes permitting and mitigation requirements associated with the dredging and filling of certain wetlands and streams. The CWA and equivalent state legislation, where such equivalent state legislation exists, affect coal mining operations that impact such wetlands and streams. Although permitting requirements have been tightened in recent years, we believe we have obtained all necessary permits required under CWA Section 404 as it has traditionally been interpreted by the responsible agencies. However, mitigation requirements under existing and possible future “fill” permits may vary considerably. For that reason, the setting of post-mine asset retirement obligation accruals for such mitigation projects is difficult to ascertain with certainty and may increase in the future.  Although more stringent permitting requirements may be imposed in the future, we are not able to accurately predict the impact, if any, of such permitting requirements.

In order for us to  conduct certain activities, an operator may need to obtain a permit for the discharge of fill material from the United States Army Corps of Engineers ("Corps of Engineers") and/or a discharge permit from the   state regulatory authority under the state counterpart to the CWA. Our coal mining operations typically require Section 404 permits to authorize activities such as the creation of slurry ponds and stream impoundments. The CWA authorizes the EPA to review Section 404 permits issued by the Corps of Engineers, and in 2009, the EPA began reviewing Section 404 permits issued by the Corps of Engineers for coal mining in Appalachia. Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits.

The EPA also has statutory “veto” power over a Section 404 permit if the EPA determines, after notice and an opportunity for a public hearing, that the permit will have an “unacceptable adverse effect.”  In January 2011, the EPA exercised its veto power to withdraw or restrict the use of a previously issued permit for Spruce No. 1 Surface Mine in West Virginia, which is one of the largest surface mining operations ever authorized in Appalachia. This action was the first time that such power was exercised with regard to a previously permitted coal mining project. A challenge to the EPA’s exercise of this authority was made in the U.S. District Court for the District of Columbia, and in March 2012, that court ruled that the EPA lacked the statutory authority to invalidate an already issued Section 404 permit retroactively. In April 2013, the D.C. Circuit Court of Appeals reversed this decision and authorized the EPA to retroactively veto portions of a Section 404 permit. The U.S. Supreme Court denied a request to review this decision. Any future use of the EPA’s Section 404 “veto” power could create uncertainty with regard to our continued use of current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting our coal revenues. In addition, the EPA initiated a preemptive veto prior to the filing of any actual permit application for a copper and gold mine based on fictitious mine scenario. The implications of this decision could allow the EPA to bypass the state permitting process and engage in watershed and land use planning. In June 2018, the EPA Administrator issued a memorandum directing the EPA’s Office of Water to promulgate draft regulations eliminating the use of the EPA’s Section 404 authority before a Section 404 permit application has been filed, or after a permit has been issued. To date, the EPA has not issued a proposed rule.

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

Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA. A 2015 rulemaking by the EPA to revise the standard was quickly challenged and nationwide implementation was blocked by a federal appeals court.  Should the 2015 rule take effect, or should a different rule expanding the definition  of what constitutes a water of the United States be promulgated as a result of the EPA and the Corps of Engineers' rulemaking process, we could face increased costs and delays due to additional permitting and regulatory requirements and possible challenges to permitting decisions. In December 2018, the EPA and the Corps of Engineers issued a proposed rule to “determine the scope of ‘waters of the United States’” subject to federal jurisdiction.  This proposal would lessen the number of waterbodies subject to the CWA as compared to the 2015 Rule.  In January 2020, the EPA finalized its rule regarding the scope of Waters of the United States”. Litigation surrounding these developments is ongoing and we cannot predict the outcome at this time.

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

The Federal Resource Conservation and Recovery Act (“RCRA”) and analogous state laws impose requirements for the generation, transportation, treatment, storage, disposal, and cleanup of hazardous and non-hazardous wastes. Many mining wastes are excluded from the regulatory definition of hazardous wastes, and coal mining operations covered by SMCRA permits are by statute exempted from RCRA permitting. RCRA also allows the EPA to require corrective action at sites where there is a release of hazardous substances. In addition, each state has its own laws regarding the proper management and disposal of waste material. While these laws impose ongoing compliance obligations, such costs are not believed to have a material impact on our operations.

RCRA impacts the coal industry in particular because it regulates the disposal of certain coal combustion by-products (“CCB”). On April 17, 2015, the EPA finalized regulations under RCRA for the disposal of CCB. Under the finalized regulations, CCB is regulated as "non-hazardous" waste and avoids the stricter, more costly, regulations under RCRA's hazardous waste rules. While classification of CCB as a hazardous waste would have led to more stringent restrictions and higher costs, this regulation may still increase our customers’ operating costs and potentially reduce their ability to purchase coal.

On November 3, 2015, the EPA published the final rule Effluent Limitations Guidelines and Standards (“ELG”), revising the regulations for the Steam Electric Power Generating category which became effective on January 4, 2016. The rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants, based on technology improvements in the steam electric power industry over the last three decades. The combined effect of the CCB and ELG regulations has forced power generating companies to close existing ash ponds and will likely force the closure of certain older existing coal-burning power plants that cannot comply with the new standards. In November 2019, the EPA proposed revisions to the 2015 ELG rule and announced proposed changes to regulations for the disposal of coal ash in order to reduce compliance costs.   It is unclear what impact   these regulations will have on the market for our products.

Endangered Species Act

The federal Endangered Species Act (“ESA”) and counterpart state legislation protect species threatened with possible extinction. The U.S. Fish and Wildlife Service (the “USFWS”) works closely with the OSM and state regulatory agencies to ensure that species subject to the ESA are protected from potential impacts from mining-related activities. If the USFWS were to designate species indigenous to the areas in which we operate as threatened or endangered, or to re-designate a species from threatened to endangered, we could be subject to additional regulatory and permitting requirements, which in turn could increase operating costs or adversely affect our revenues.

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

Illinois Basin (ILB)

The coal industry underwent a significant transformation in the early 1990s, as greater environmental accountability was established in the electric utility industry. Through the U.S. Clean Air Act, acceptable baseline levels were established for the release of sulfur dioxide in power plant emissions. In order to comply with the new law, most utilities switched fuel consumption to low-sulfur coal, thereby stripping the ILB of over 50 million tons of annual coal demand. This strategy continued until mid‑2000 when a shortage of low-sulfur coal drove up prices. This price increase combined with the assurance from the U.S. government that the utility industry would be able to recoup their costs to install scrubbers caused utilities to begin investing in scrubbers on a large scale. With scrubbers, the ILB has re-opened as a significant fuel source for utilities and has enabled them to burn lower cost high sulfur coal.

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

U. S. Coal Industry

The major coal production basins in the U.S. include Central Appalachia (CAPP), Northern Appalachia (NAPP), Illinois Basin (ILB), Powder River Basin (PRB) and the Western Bituminous region (WB). CAPP includes eastern Kentucky, Tennessee, Virginia and southern West Virginia. NAPP includes Maryland, Ohio, Pennsylvania and northern West Virginia. The ILB includes Illinois, Indiana and western Kentucky. The PRB is located in northeastern Wyoming and southeastern Montana. The WB includes western Colorado, eastern Utah and southern Wyoming. Hallador, through its wholly owned subsidiary Sunrise Coal, LLC, mines coal exclusively in the ILB.

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

Employees

As of December 31, 2019, we had 915 full-time employees and temporary miners, of which 907 are Sunrise Coal employees and temporary miners.  With the closing of the Carlisle Mine, our head count has been reduced to 768.

Other

We have no significant patents, trademarks, licenses, franchises or concessions.

Our corporate office is located at 1183 East Canvasback Drive, Terre Haute, Indiana, 47802, phone 303.839.5504 and Sunrise Coal’s corporate office is at the same location, phone 812.299.2800. Terre Haute is approximately 70 miles west of Indianapolis.

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

Weakness in global economic conditions or economic conditions in any of the industries we serve or in the financial markets could materially adversely affect our business and financial condition. For example:

•	the demand for electricity in the U.S. and globally may decline if economic conditions deteriorate, which may negatively impact the revenues, margins, and profitability of our business;
•	any inability of our customers to raise capital could adversely affect their ability to honor their obligations to us; and
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

the supply of and demand for domestic and foreign coal;

weather conditions and patterns that affect demand for or our ability to produce coal;

the proximity to and capacity of transportation facilities;

competition from other coal suppliers;

domestic and foreign governmental regulations and taxes;

the price and availability of alternative fuels;

the effect of worldwide energy consumption, including the impact of technological advances on energy consumption;

overall domestic and global economic conditions;

international developments impacting supply of coal; and

the impact of domestic and foreign governmental laws and regulations, including environmental and climate change regulations and regulations affecting the coal mining industry and coal-fired power plants, and delays in the receipt of, failure to receive, failure to maintain or revocation of necessary governmental permits.

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

New tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows. The Trump Administration has imposed tariffs on steel and aluminum and a broad range of other products imported into the United States. In response to the tariffs imposed by the United States, the European Union, Canada, Mexico and China have imposed tariffs on United States goods and services. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the United States or retaliatory trade measures or tariffs implemented by other countries, could result in reduced economic activity, increased costs in operating our business, reduced demand and changes in purchasing behaviors for thermal coal, limits on trade with the United States or other potentially adverse economic outcomes. While tariffs and other retaliatory trade measures imposed by other countries on United States goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows and could reduce our revenues and cash available for distribution.

Changes in consumption patterns by utilities regarding the use of coal have affected our ability to sell the coal we produce.

According to the most recent information from the Energy Information Administration, since 2000, coal's share of United States electricity production has fallen from 53% to 24%, while natural gas' share has increased from 16% to 39%.

The domestic electric utility industry accounts for ~92% of domestic coal consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and fuel oil as well as alternative sources of energy. Gas-fueled generation has the potential to displace coal-fueled generation, particularly from older, less efficient coal-powered generators.  We expect that many of the new power plants needed in the United States to meet increasing demand for electricity generation will be fueled by natural gas because gas-fired plants are cheaper to construct and permits to construct these plants are easier to obtain.

Future environmental regulation of GHG emissions also could accelerate the use by utilities of fuels other than coal. In addition, federal and state mandates for increased use of electricity derived from renewable energy sources could affect demand for coal. For example, to the extent implemented as originally finalized, the EPA’s CPP could likely incentivize additional electric generation from natural gas and renewable sources, and Congress has extended tax credits for renewables. In addition, a number of states have enacted mandates that require electricity suppliers to rely on renewable energy sources in generating a certain percentage of power. Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could negatively impact our results of operations and reduce our cash from operations.

Extensive environmental laws and regulations affect coal consumers and have corresponding effects on the demand for coal as a fuel source.

Federal, state and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from coal-fired electric power plants, which are the ultimate consumers of much of our coal. These laws and regulations can require significant emission control expenditures for many coal-fired power plants, and various new and proposed laws and regulations may require further emission reductions and associated emission control expenditures. These laws and regulations may affect demand and prices for coal. There is also continuing pressure on federal and state regulators to impose limits on carbon dioxide emissions from electric power plants, particularly coal-fired power plants. Further, far-reaching federal regulations promulgated by the EPA in the last several years, such as CSAPR and MATS, have led to the premature retirement of coal-fired generating units and a significant reduction in the amount of coal-fired generating capacity in the U.S.

Increased regulation to address climate change (particularly GHG emissions) and uncertainty regarding such regulation could result in increased operating costs and reduced demand for coal as a fuel source, which could reduce demand for our products, decrease our revenues and reduce our profitability.

Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide into the atmosphere. Concerns about the environmental impacts of such emissions, including perceived impacts on global climate issues, are resulting in increased regulation of fossil fuels. in many jurisdictions, unfavorable lending policies by lending institutions and divestment efforts affecting the investment community, which could significantly affect demand for our products or our securities. Global climate issues continue to attract public and scientific attention. Some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. Increasing government attention is being paid to global climate issues and to emissions of GHGs, including emissions due to fossil fuels.

Federal and possibly state governments may impose significant restrictions on fossil-fuel exploration, production and use if pledges made by certain candidates seeking various political offices were enacted   into law. Some proposals include bans on hydraulic fracturing of oil & gas wells, bans on new leases for production of minerals on federal properties, and imposing restrictive requirements on new pipeline infrastructure or fossil-fuel export facilities. Other energy legislation and initiatives could include a carbon tax or cap and trade program. Further, although Congress has not passed such legislation, almost half of the states have begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Litigation risks are also increasing, as a number  of  cities,  local  governments and other plaintiffs have sued companies engaged in the exploration and production of fossil fuels in state and federal courts, alleging various legal theories to recover for the impacts of alleged global warming effects, such as rising sea levels.  Many of these suits allege that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.  Although a number of these lawsuits have been dismissed, others remain pending and the outcome of these cases remains difficult to predict.

Apart from governmental regulation, there are also increasing financial risks for fossil fuel producers as stakeholders of fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their support into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. In recent years, the insurance industry has been subject to similar intense lobbying efforts by environmental activist to restrict coverages available for fossil fuel producers.

Limitation of investments in and financing, bonding and insurance coverages for fossil fuel energy companies could adversely affect mining activities.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from fossil fuel companies could result in increased costs of compliance or costs of consuming, and thereby reduce demand for coal, which could reduce the profitability of our interests. Additionally, political, litigation and financial risks may result in us restricting or cancelling mining activities, incurring liability for infrastructure damages as a result of climatic changes, or having an impaired ability to continue to operate in an economic manner. One or more of these developments, as well as concerted conservation and efficiency efforts that result in reduced electricity consumption, and consumer and corporate preferences  for non-fossil fuel sources, including alternative energy sources, could cause prices and sales of our coal to materially decline and could cause our costs to increase and adversely affect our revenues and results of operations.

We or our customers could be subject to tort claims based on the alleged effects of climate change.

Increasing attention to climate change risk has also resulted in a recent trend of governmental investigations and private litigation by state and local governmental agencies as well as private plaintiffs in an effort to hold energy companies accountable for the alleged effects of climate change. Other public nuisance lawsuits have been brought in the past against power, coal, and oil & gas companies alleging    that their operations are contributing to climate change. The plaintiffs in these suits sought various remedies, including punitive and compensatory damages and injunctive relief. While the United States Supreme Court held that federal common law provided no basis for public nuisance claims against the defendants in those cases, tort-type liabilities remain a possibility and a source of concern. Government entities in other states (including California and New York) have brought similar claims seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the GHG emissions attributable to those fuels. Those lawsuits allege damages as a result of climate change and the plaintiffs   are seeking unspecified damages and abatement under various tort theories.

We have not been made a party to these other suits, but it is possible that we could be included in similar future lawsuits initiated by state and local governments as well as private claimants.

The stability and profitability of our operations could be adversely affected if our customers do not honor existing contracts or do not extend existing or enter into new long-term contracts for coal.

In 2019, approximately 87% of our sales were under contracts having a term greater than one year, which we refer to as long-term contracts. Long-term sales contracts have historically provided a relatively secure market for the amount of production committed under the terms of the contracts. From time to time industry conditions may make it more difficult for us to enter into long-term contracts with our electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time. Accordingly, we may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire, which could subject a portion of our revenue stream to the increased volatility of the spot market.

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

During 2019, we derived 70% of our revenue from four customers (8 power plants), with each of the four customers representing at least 10% of our coal sales. With the addition of the new power plants that we began shipping to in 2018, we reduced the concentration from customers representing at least 10% of our coal sales from 82% in 2018. If in the future we lose any of these customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or the terms, including pricing terms, on which they buy coal from us, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our inability to obtain commercial insurance at acceptable rates or our failure to adequately reserve for self-insured exposures might increase our expenses and have a negative impact on our business.

We believe that commercial insurance coverage is prudent in certain areas of our business for risk management. Insurance costs may increase substantially in the future and may be affected by natural disasters, fear of terrorism, financial irregularities, cybersecurity breaches and other fraud at publicly traded companies, intervention by the government, an increase in the number of claims received by the carriers, and a decrease in the number of insurance carriers. In addition, the carriers with which we hold   our policies may go out of business or be otherwise unable to fulfill their contractual obligations or may disagree with our interpretation of the coverage or the amounts owed. In addition, for certain types or levels of risk, such as risks associated with certain natural disasters or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable rates, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and related expenses could harm our business and operating results. Also, exposures exist for which no insurance may be available and for which we have not reserved. In addition, environmental activists may try to hamper fossil fuel companies by other means including pressuring insurance and surety companies into restricting access to certain needed coverages.

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

Federal and state laws addressing mine safety practices impose stringent reporting requirements and civil and criminal penalties for violations. Federal and state regulatory agencies continue to interpret and implement these laws and propose new regulations and standards. Implementing and complying with these laws and regulations has increased and will continue to increase our operational expense and have an adverse effect on our results of operation and financial position. For more information, please read “Item 1. Business—Regulation and Laws—Mine Health and Safety Laws.”

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

The estimates of our coal reserves may vary substantially from actual amounts of coal we are able to recover economically. All of the reserves presented in this Annual Report on Form 10‑K constitute proven and probable reserves. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Estimates of coal reserves necessarily depend upon a number of variables and assumptions, any one of which may vary considerably from actual results. These factors and assumptions relate to:

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

In past years, members of Congress have indicated a desire to eliminate certain key U.S. federal income tax provisions currently applicable to coal companies, including the percentage depletion allowance with respect to coal properties. No legislation with that effect has been proposed, but the elimination of those provisions would negatively impact our financial statements and results of operations.

Public health threats could have an adverse effect on our operations and financial results.

Public health threats and other highly communicable diseases, outbreaks of which have already occurred in various parts of the world, could adversely impact our operations, the operations of our customers and the global economy.

In particular, the outbreak in December 2019 of a novel coronavirus (COVID-19) in China has resulted in quarantines, restrictions on travel to and from China and a decrease in economic activity in China, the world’s second largest economy.  To date, these impacts have not had a material adverse effect on our business but no assurance can be given that they will not have such an effect, or that any further spread of the novel coronavirus (COVID-19) will not have a material adverse effect on our business, operations and financial results.

We may not recover our investments in our mining and other assets, which may require us to recognize impairment charges related to those assets.

The value of our assets have from time to time been adversely affected by numerous uncertain factors, some of which are beyond our control, including unfavorable changes in the economic environments in which we operate, lower-than-expected coal pricing, technical and geological operating difficulties, an inability to economically extract our coal reserves and unanticipated increases in operating costs. During the year ended December 31, 2019, we recorded $77.9 million of impairment charges related to such factors, as further described in Note 2 to the accompanying consolidated financial statements. These factors may trigger the recognition of additional impairment charges in the future, which could have a substantial impact on our results of operations.

Risks Related to Our Indebtedness and Liquidity

If we are unable to comply with the covenants contained in our credit agreement, the lenders could declare all amounts outstanding to be due and payable and foreclose on their collateral, which could materially adversely affect our financial condition and operations.

As disclosed in Note 5 to our financial statements, there are two key ratio covenants stated in our credit agreement: (i) a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA/annual debt service) of 1.25 to 1 and (ii) a Maximum Leverage Ratio (consolidated funded debt/trailing twelve months adjusted EBITDA) not to exceed 3.00 to 1, which also decreases in future periods further reducing the maximum leverage permitted. On December 31, 2019, our debt service coverage ratio was 1.84, and our leverage ratio was 2.62. Therefore, we were in compliance with these two ratios.

Our indebtedness may limit our ability to borrow additional funds or capitalize on business opportunities.

On December 31, 2019, our debt was $180 million. Our leverage may:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.  None.

ITEM 2. PROPERTIES.

See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our mines.

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

Our reserve estimates are prepared by Scott McGuire, one of our mining engineers. Mr. McGuire is a licensed Professional Engineer in the State of Indiana and Kentucky and has eighteen years’ experience estimating coal reserves.

Standards set forth by the USGS were used to place areas of the mine reserves into the Proven (measured) and Probable (indicated) categories. Under these standards, coal within 1,320’ of a data point is considered to be proven, and coal within 1,320’ to 3,960’ is placed in the Probable category. Only seams greater than 4’ in thickness are included in our underground reserves. All reserves are stated as a final salable product.

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

See Exhibit 95 to this Form 10‑K for a listing of our mine safety violations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price Information

Our common stock is traded on the NASDAQ Capital Market under the symbol HNRG, and 30.4% is held by our officers, directors and their affiliates.

At March 2, 2020, we had 231 shareholders of record of our common stock; this number does not include the shareholders holding stock in "street name.”  We estimate we have over 5,000 street name holders.

Equity Compensation Plan Information

See Note 10 to our consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our consolidated financial statements should be read in conjunction with this discussion.

Overview

The largest portion of our business is devoted to coal mining in the State of Indiana through Sunrise Coal, LLC (a wholly owned subsidiary) serving the electric power generation industry. We also own a 50% interest in Sunrise Energy, LLC, a private gas exploration company with operations in Indiana, which we account for using the equity method.   Additionally, we own 100% of the Class A shares of Hourglass Sands, LLC (Hourglass), a frac sand dry plant in the State of Colorado.  Based on weak market conditions for frac sand in Colorado for the foreseeable future, we are impairing the assets to fair market value as of December 31, 2019.  See Note 2 to our consolidated financial statements for further discussion.

Mining Operations

In February 2020, we decided to permanently close the Carlisle Mine and to focus our efforts on lower cost operations at Oaktown.  Due to unforeseen geologic conditions and other issues experienced in 2019, cost of producing coal at Carlisle was much higher than anticipated. When considering capital expenses, Carlisle did not produce positive cash flow in 2019. The decision to permanently close Carlisle was made after a thorough review of future mining conditions, operations and expected future coal market conditions. Operating only Oaktown will significantly decrease costs in 2020 as compared to 2019 allowing additional EBITDA per ton in 2020.  We will remove $24 million of Carlisle equipment and parts inventory and utilize those assets at Oaktown which will further reduce future capital expenditures. See Note 2 to our consolidated financial statements for a discussion on the impairment of the Carlisle Mine assets.  After the closure, we will operate two underground coal mines and one surface coal mine in southwestern Indiana with the following capacities:

			Annual
		Surface/	Tons Capacity
Mine	Location	Underground	(in millions)	Transportation
Oaktown 1*	Oaktown, IN	Underground	4.0	CSX, Truck Direct & Truck to NS
Oaktown 2**	Oaktown, IN	Underground	4.0	CSX, Truck Direct & Truck to NS
Ace in the Hole	Clay City, IN	Surface	0.3	Truck to CSX & NS
Total			8.3

*     The Oaktown 1 & Oaktown 2 underground mines share a common surface facility.

All mines have the ability to truck coal to our Princeton Rail Loop, located near Princeton, IN, which is located on the NS Railroad.

Our Coal Contracts

In 2019, Sunrise sold a record 8.1 million tons of coal to 14 power plants in 7 different states. Though we served more plants in 2018, tonnage in 2019 increased significantly due to new customers buying more tons.  The total estimated coal consumption of our 2019 customers is 165% greater than our 2017 customer base.

			Estimated Tonnage
			Demand of
	# of Plants	# of States	Customers Served	Tons Sold	% of Customer
Year	Served	Served	(millions)	(millions)	Supply
2019	14	7	42.9	8.1	18.9%
2018	17	8	42.9	7.4	17.2%
2017	9	3	16.2	6.6	40.7%

We have gained more customers by focusing on increasing “Customer Value”, meaning the total lifetime value of a customer’s business.  We work to increase “Customer Value” by acquiring more customers, earning more business from existing ones and retaining customers longer.  An example of acquiring more customers would be our investment in our Princeton Rail Loop, which has enabled us to provide transportation flexibility and access to new customers.  Though markets are currently challenging, we continue to see opportunities to increase “Customer Value” over the long run.

During 2019, we derived 70% of our revenue from four customers (8 power plants), with each of the four customers representing at least 10% of our coal sales. With the addition of the new power plants that we began shipping to in 2018, we reduced the concentration from customers representing at least 10% of our coal sales from 82% in 2018.

Our significant customers include Vectren Corporation, a wholly owned subsidiary of CenterPoint Energy (NYSE: CNP), Duke Energy Corporation (NYSE: DUK), Hoosier Energy, an electric cooperative, Orlando Utility Commission (OUC), and Indianapolis Power & Light Company (IPL), a wholly owned subsidiary of The AES Corporation (NYSE: AES).

Of our 2019 sales, 74% were shipped to locations in the State of Indiana. We anticipate our coal shipments utilizing the following modes of transportation in 2020:

CSX Railroad	44%
CSX/INRD	23%
Truck	23%
NS Railroad	10%
Total	100%

Currently, domestic coal inventories and natural gas (a competitor to coal) inventory levels are high and will take time to normalize.  Thus, for 2020 and 2021 we have reduced our targeted tons to 6.7 million tons annually, of which we are 100% sold for 2020 and 79% sold for 2021.  For 2020, we have reduced our contracted tons in the table below to the minimum amounts that customers are contractually obligated to take.

	Targeted	Contracted		Estimated
	tons	tons	%	price
Year	(millions)	(millions)*	Committed	per ton
2020	6.7	6.7	100%	$ $ 40.00
2021	6.7	5.3	79%	$ 40.00
2022	7.0	5.3	76%	$ 40.50
Total	20.4	17.3	85%

*     Contracted tons are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such option exists in the customer contract.

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

With the following exception, our customer plants are expected to have many years of life.  In January 2020, Hoosier Energy announced that they intend to close their Merom Generating Station in 2023.  Merom represents 700,000 tons or ~10% of our sales volume in 2020.

Asset Impairment Review

See Note 2 to our consolidated financial statements.

Reserve Table - Controlled Tons (in millions):

		2019 Year-End Reserves
	Tons	Annual
	Sold*	Capacity	Proven	Probable	Total	Sulphur #	BTU
Oaktown 1 (assigned)	4.1	4.0	39.4	8.5	47.9	6.1	11,500
Oaktown 2 (assigned)	2.3	4.0	31.1	7.9	39.0	5.7	11,600
Ace in the Hole (assigned)	0.3	0.3	0.3	—	0.3	1.8	11,200
Ace in the Hole #2 (unassigned)	—	—	1.0	—	1.0	3.5	11,100
Total	6.7	8.3	71.8	16.4	88.2

Assigned					87.2
Unassigned					1.0
					88.2

_____________

*The table above excludes Carlisle tons sold of 1.4 million.

Our assigned underground coal reserves are high sulfur (5.0# – 6.5# SO2) with an average BTU content in the 11,400 -11,600 range. Our reserves have lower chlorine (<0.12%) than average ILB reserves of 0.22%. Much of the ILB’s new production is located in Illinois and possesses chlorine content in excess of .30%. The relatively low chlorine content of our reserves is attractive to buyers given their desire to limit the corrosive effects of chlorine in their power plants. As discussed below, the Ace surface mine is low sulfur (~2.0# SO2) with an average BTU content of 11,200. We have no metallurgical coal reserves, only steam (thermal) coal reserves. Below is a discussion of our current projects. Only seams greater than 4 feet in thickness are included in our underground reserves.

Our underground mines are room and pillar mines that utilize developed entries for ventilation and transportation. Continuous miners extract coal from rooms by removing coal from the seam, leaving pillars to support the roof. Coal haulers are used to transport coal to a conveyor belt for transport to the surface.

Oaktown 1 Mine (underground) – Assigned

We have 47.9 million controlled, salable tons of the Indiana #V coal seam.  We began 2019 with 54.4 million tons controlled. After accounting for current year production, the remaining decrease is a result of revised mining plans relating to tons that were deemed unrecoverable due to geologic conditions. Oaktown 1 reserves are located in Knox County, IN.

Access to the Oaktown 1 Mine is via a 90‑foot-deep box cut and a 2,200‑foot slope, reaching coal in excess of 375 feet below the surface. In 2017, we added an elevator 7 miles from the slope allowing miners to enter closer to the active face, thereby reducing unproductive daily travel time.

Oaktown 2 Mine (underground) – Assigned

We have 39.0 million controlled, saleable tons of the Indiana #V coal seam. We began 2019 with 43.4 million controlled tons. After accounting for current year production, the remaining decrease relates to tons that were deemed unrecoverable due to geologic conditions based on new drilling.  Oaktown 2 reserves are located in both Knox County, Indiana and Lawrence County, Illinois.

Access to the Oaktown 2 Mine is via an 80‑foot-deep box cut and a 2,600‑foot slope, reaching coal in excess of 400 feet below the surface.

The two Oaktown mines are separated by a sandstone channel. The coal seam thickness ranges from 4 feet to over 9 feet. The Oaktown mines share the same wash plant which is rated at 1,800 tons per hour. The two mines are connected to a rail loadout that can store two 120 car trains at once and is serviced by the CSX Railroad and Indiana Railroad. Coal is also transported via truck to customers.

Ace in the Hole Mine (Ace) (surface) – Assigned

We have 0.3 million controlled, saleable tons at our Ace mine. The Ace mine is near Clay City, Indiana in Clay County and 42 road miles northeast of the Carlisle Mine. The two primary seams are low sulfur coal (~2# SO2), which make up the vast majority of the tons controlled. Mine development began in late December 2012, and we began shipping coal in late August 2013. We truck low sulfur coal from Ace to Oaktown to blend with high sulfur coal. Many utilities in the southeastern U.S. have scrubbers with lower sulfur limits (4.5# SO2) which cannot accept the higher sulfur contents of the ILB (4.5# - 6.5# SO2). Blending high sulfur coal to a lower sulfur specification enables us to market our high sulfur coals to more customers.

The Ace mine is a multi-seam open pit strip mine. The majority of the seams are sold raw, but some of the seams will be washed prior to sales depending on quality. To convert the tons sold raw, the in-place tonnage is multiplied by a pit recovery of 95% based on seam thickness. To convert the tons sold washed, the in-place tonnage is multiplied by a pit recovery based on seam thickness then reduced by the projected wash plant recovery of 78%  to 100% depending on the seam.

Ace in the Hole Mine #2 Reserves (surface) – Unassigned

In 2018, we leased property giving us 1.0 million controlled, saleable tons at a new location 2 miles southwest of our Ace in the Hole mine. Mine development is expected to begin in early 2021.

Bulldog Reserves (underground) – Unassigned

We have leased roughly 19,300 acres in Vermilion County, Illinois near the village of Allerton. Based on our reserve estimates we currently control 30.6 million tons of coal.  A considerable amount of our leased acres has yet to receive any exploratory drilling.  See Note 2 to our consolidated financial statements for a discussion on the impairment of the Bulldog assets.

Unassigned reserves represent coal reserves that would require new mineshafts, mining equipment, and plant facilities before operations could begin on the property. The primary reason for this distinction is to inform investors which coal reserves will require substantial capital expenditures before production can begin.

Below is a map that shows the locations of our coal mines.

NS
Bulldog Reserves
Indianapolis
CSX
Terre Haute
Ace in the
Hole Mine
Ace in the
Hole Mine #2
INRD
INRD
Carlisle Mine
Oaktown Complex
ISRR
NS
Louisville
Princeton Loop
Evansville
Summit Terminal

Railroad Legend:

CSX – CSX Railroad

INRD – Indiana Rail Road

ISRR – Indiana Southern Railroad

NS – Norfolk Southern Railway

Mine and Wash Plant Recovery and Capacity

			Wash Plant Capacity
	Mine recovery	Wash plant recovery*	(Clean Tons)
Oaktown 1	49%	81%	8.0 million**
Oaktown 2	46%	81%

*     Does not include out-of-seam material extracted during the mining process.

**    Oaktown 1 and Oaktown 2 share the wash plant.

Liquidity and Capital Resources

As set forth in our Consolidated Statements of Cash Flows, cash provided by operations was $38.2 million and $51.6 million for the years ended December 31, 2019 and 2018 respectively. Operating cash flow decreased due to : (1) operating margins from our coal operations decreased in 2019 by $7.0 million due to increased operating costs related primarily to the Carlisle Mine, (2) management chose to increase inventory at the end of 2019 in anticipation of the winter shipping season, which resulted in an additional $8.3 million in inventory over 2018, and (3) other changes in working capital items that are strictly timing related.

Our capital expenditure budget for 2020 is $20 million, of which $11 million is for maintenance capex.  With the closure of the Carlisle Mine, equipment and parts inventories totaling $23 million will be re-deployed to Oaktown and are expected to be fully utilized over the next 12 months, helping reduce our capital expenditures in the future.  We expect cash from operations for 2020 and the utilization of our revolver, if necessary, to fund our maintenance capital expenditures, debt service, and our dividend.

See Note 5 to our consolidated financial statements for discussion about our bank debt.

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. We have recorded reclamation obligations of $15.8 million, with the long-term portion presented as asset retirement obligations (ARO) and the remainder in accounts payable and accrued liabilities in our accompanying balance sheets. In the event we are not able to perform reclamation, we have surety bonds totaling $27 million to cover ARO.

Capital Expenditures (capex)

For the year ended December 31, 2019, our capex was $35.5 million allocated as follows (in millions):

Oaktown – maintenance capex	$19.3
Oaktown – investment	10.4
Carlisle - maintenance capex	3.1
Ace - investment	1.6
Other	1.1
Capex per the Consolidated Statements of Cash Flows	$35.5

Results of Operations

The following table presenting our quarterly results of operations should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Form 10‑K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

The following table presents our unaudited quarterly results of operations for the eight quarters ended December 31, 2019. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our consolidated operating results for the quarters presented.

	Dec-31	Sep-30	Jun-30	Mar-31	Dec-31	Sep-30	Jun-30	Mar-31
	2019	2019	2019	2019	2018	2018	2018	2018
Revenue:
Coal sales	$78,205	$82,883	$71,113	$85,235	$89,019	$79,055	$56,922	$66,787
Other	538	213	1,197	4,078	709	667	321	77
Total revenue	78,743	83,096	72,310	89,313	89,728	79,722	57,243	66,864

Costs and expenses:
Operating costs and expenses	60,083	71,363	54,001	62,419	69,619	60,230	38,874	46,640
DD&A	12,960	11,778	12,096	11,738	11,403	10,815	11,120	10,829
ARO accretion	329	320	314	309	301	293	291	282
Coal exploration costs	390	347	208	280	374	279	315	217
SG&A	3,463	2,926	3,475	2,984	2,958	2,519	2,474	3,890
Bank interest	2,765	2,801	2,933	3,012	3,364	3,377	2,781	2,360
Non-cash interest	(313)	757	2,436	1,607	2,640	(116)	1,534	348
Asset Impairment*	77,882	—	—	—	—	—	—	—
Total cost and expenses	157,559	90,292	75,463	82,349	90,659	77,397	57,389	64,566

Income (loss) before income taxes	(78,816)	(7,196)	(3,153)	6,964	(931)	2,325	(146)	2,298

Less income taxes:
Current	52	(426)	78	(229)	(1,362)	(204)	(19)	(203)
Deferred	(19,081)	(3,047)	113	193	(2,167)	(385)	(104)	369
Total income taxes	(19,029)	(3,473)	191	(36)	(3,529)	(589)	(123)	166

Net income (loss)	$(59,787)	$(3,723)	$(3,344)	$7,000	$2,598	$2,914	$(23)	$2,132

Net income (loss) per share:
Basic and diluted	$(1.95)	$(0.12)	$(0.11)	$0.23	$0.09	$0.09	$—	$0.07

Weighted average shares outstanding:
Basic and diluted	30,274	30,249	30,245	30,245	30,180	30,177	29,980	29,955

*Impairment and tax effects primarily related to the decision to idle the Carlisle Mine.  See Note 2 to our Consolidated Financial Statements.

Quarterly coal sales and cost data follow (in 000’s, except for per ton data and wash plant recovery percentage):

All Mines	1st 2019	2nd 2019	3rd 2019	4th 2019	T4Qs
Tons produced	2,205	2,003	1,891	2,122	8,221
Tons sold	2,130	1,807	2,118	2,015	8,070
Coal sales	$85,235	$71,113	$82,883	$78,205	$317,436
Average price/ton	$40.02	$39.35	$39.13	$38.81	$39.34
Wash plant recovery in %	73%	71%	70%	74%
Operating costs	$62,271	$53,915	$71,372	$60,082	$247,640
Average cost/ton	$29.24	$29.84	$33.70	$29.82	$30.69
Margin	$22,964	$17,198	$11,511	$18,123	$69,796
Margin/ton	$10.78	$9.52	$5.43	$8.99	$8.65
Capex	$8,840	$9,448	$8,981	$8,264	$35,533
Maintenance capex	$6,672	$6,164	$5,537	$4,115	$22,488
Maintenance capex/ton	$3.13	$3.41	$2.61	$2.04	$2.79

All Mines	1st 2018	2nd 2018	3rd 2018	4th 2018	T4Qs
Tons produced	1,975	1,983	1,713	1,938	7,609
Tons sold	1,707	1,477	1,962	2,219	7,365
Coal sales	$66,787	$56,922	$79,055	$89,019	$291,783
Average price/ton	$39.13	$38.54	$40.29	$40.12	$39.62
Wash plant recovery in %	69%	73%	72%	68%
Operating costs	$46,640	$38,809	$60,132	$69,364	$214,945
Average cost/ton	$27.32	$26.28	$30.65	$31.26	$29.18
Margin	$20,147	$18,113	$18,923	$19,655	$76,838
Margin/ton	$11.80	$12.26	$9.64	$8.86	$10.43
Capex	$10,428	$7,784	$5,856	$8,996	$33,064
Maintenance capex	$5,772	$5,058	$4,639	$7,186	$22,655
Maintenance capex/ton	$3.38	$3.42	$2.36	$3.24	$3.08

2019 v. 2018

For 2019, we sold 8,070,000 tons at an average price of $39.34/ton. For 2018, we sold 7,365,000 tons an average price of $39.62/ton. The decrease in average price per ton is the result of our changing contract mix caused by the expiration of contracts and the acquisition of new contracts.

Operating costs for our coal mines averaged $30.69/ton and $29.18/ton for the years ended December 31, 2019 and 2018, respectively. We encountered challenging mining conditions at Oaktown 2 in Q3 2019, and the re-opening of the Carlisle Mine in July 2018 increased our costs over the prior year.  With the closure of the Carlisle Mine, we expect operating costs for our coal mines to return to $28‑$30/ton in 2020.

Operating costs associated for the idled Prosperity mine were $1.5 million and $1.3 million for the years ending December 31, 2019 and 2018, respectively.  We expect operating costs to be $1.3 million in 2020.

 Other income increased $4.3 million in 2019. The largest contributor to this increase was the sale of overriding royalty interests in certain oil producing properties for $2.9 million. Other items contributing to the increase include the sale of scrap and other non-producing assets in 2019.

DD&A increased approximately $4.4 million in 2019. A portion of our assets are depreciated based on raw production which increased in 2019, thus as production increases so does our DD&A. Additionally, in July 2018, we began depreciating assets relating to the Carlisle Mine that had been idled since 2015.

SG&A expenses increased approximately $1.0 million in 2019 due to additional hiring and business development expenses. We expect SG&A for 2020 to be $12 million.

Our Sunrise Coal employees and contractors totaled 907 at December 31, 2019, compared to 842 at December 31, 2018.  With the closing of the Carlisle Mine, our head count has been reduced to 760 as of February 29, 2020.

MSHA Reimbursements

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies. After applying the provisions of ASU 2014‑09, as of December 31, 2019, we do not consider unreimbursed costs from our customers related to these compliance matters to be material and have constrained such amounts and will recognize them when they can be estimated with reasonable certainty.

Income Taxes

Our effective tax rate (ETR) for 2019 was 27% compared to (116)% for 2018. The negative ETR in 2018 is due mostly to the statutory depletion deduction which is in excess of our book income. The tax rate for the years ended December 31, 2019 and 2018 are not predictive of future tax rates.  Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

Critical Accounting Estimates

We believe that the estimates of our coal reserves, our interest rate swaps, our deferred tax accounts, and the estimates used in our impairment analysis are our only critical accounting estimates.

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

New Accounting Standards

See “Item 8. Financial Statements – Note 1. Summary of Significant Accounting Policies” for a discussion of new accounting standards.

ITEM 8.  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Hallador Energy Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Hallador Energy Company (the “Company”) as of December 31, 2019, and 2018, the related statements of comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the COSO framework.

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

We have served as the Company’s auditor since 2003.

/S/PLANTE & MORAN, PLLC

Denver, Colorado

March 9, 2020

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hallador Energy Company

Consolidated Balance Sheets

As of December 31,

(in thousands, except per share data)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$8,799	$15,502
Restricted cash (Note 13)	4,512	4,592
Certificates of deposit	245	488
Marketable securities	—	1,842
Accounts receivable	25,580	18,428
Prepaid income taxes	1,562	2,606
Inventory (Note 3)	28,297	20,507
Parts and supplies, net of allowance of $274 and $1,595, respectively	11,775	9,645
Prepaid expenses	1,678	11,368
Total current assets	82,448	84,978
Property, plant and equipment, at cost:
Land and mineral rights	114,722	130,897
Buildings and equipment	351,614	365,481
Mine development	84,160	140,990
Total property, plant and equipment, at cost	550,496	637,368
Less - accumulated DD&A	(220,780)	(224,730)
Total property, plant and equipment, net	329,716	412,638
Investment in Sunrise Energy (Note 16)	3,139	3,666
Other assets (Note 4)	10,324	14,217
Total assets	$425,627	$515,499

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net (Note 5)	$33,044	$25,392
Accounts payable and accrued liabilities (Note 6)	31,800	26,421
Total current liabilities	64,844	51,813
Long-term liabilities:
Bank debt, net (Note 5)	140,594	155,655
Deferred income taxes (Note 9)	4,619	26,441
Asset retirement obligations (ARO)	15,694	14,586
Other	4,346	8,130
Total long-term liabilities	165,253	204,812
Total liabilities	230,097	256,625
Redeemable noncontrolling interests (Note 17)	4,000	4,000
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 30,420 and 30,245 issued and outstanding, respectively	304	302
Additional paid-in capital	102,215	100,742
Retained earnings	89,011	153,830
Total stockholders’ equity	191,530	254,874
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$425,627	$515,499

See accompanying notes.

Hallador Energy Company

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31,

(in thousands, expect per share data)

	2019	2018
REVENUE AND OTHER INCOME:
Coal sales	$317,436	$291,783
Other operating income (Note 8)	6,026	1,774
Total revenue and other income	323,462	293,557
COSTS AND EXPENSES:
Operating costs and expenses	247,866	215,363
DD&A	48,572	44,167
ARO accretion	1,272	1,167
Exploration costs	1,225	1,185
SG&A	12,848	11,841
Interest (1)	15,998	16,288
Asset impairment	77,882	—
Total costs and expenses	405,663	290,011

INCOME (LOSS) BEFORE INCOME TAXES	(82,201)	3,546

INCOME TAX BENEFIT (NOTE 9):
Current	(525)	(1,788)
Deferred	(21,822)	(2,287)
Total income tax benefit	(22,347)	(4,075)

NET INCOME (LOSS)	$(59,854)	$7,621

NET INCOME (LOSS) PER SHARE (NOTE 14):
Basic and diluted	$(1.95)	$0.25

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	30,253	30,074

(1) Bank interest	$11,511	$11,883
Non-cash interest:
Change in interest rate swap valuation	2,186	2,182
Amortization of debt issuance costs	2,095	2,024
Other	206	199
Total non-cash interest	4,487	4,405
Total interest	$15,998	$16,288

See accompanying notes.

Hallador Energy Company

Consolidated Statements of Cash Flows

For the years ended December 31,

(in thousands)

	2019	2018
OPERATING ACTIVITIES:
Net income	$(59,854)	$7,621
Deferred income taxes	(21,822)	(2,287)
Equity loss – Sunrise Energy	527	187
DD&A	48,572	44,167
Asset impairment	77,882	—
Loss (gain) on sale of assets	(90)	561
Unrealized (gain) loss on marketable securities	(593)	226
Gain on sale of royalty interests in oil properties	(2,949)	—
Change in fair value of interest rate swaps	2,186	2,182
Amortization and write off of deferred financing costs	2,095	2,024
Accretion of ARO	1,272	1,167
Stock-based compensation	1,833	3,170
Allowance for parts and supplies inventory obsolescence	—	800
Change in current assets and liabilities:
Accounts receivable	(7,312)	(1,666)
Inventory	(8,603)	(7,703)
Parts and supplies	(2,130)	(402)
Prepaid income taxes	1,044	293
Prepaid expenses	2,577	(4,853)
Accounts payable and accrued liabilities	3,608	5,701
Other	—	382
Cash provided by operating activities	$38,243	$51,570

Hallador Energy Company

Consolidated Statement of Cash Flows

For the years ended December 31,

(in thousands)

(continued)

	2019	2018
INVESTING ACTIVITIES:
Capital expenditures	(35,533)	(35,091)
Proceeds from sale of royalty interests in oil properties	2,949	—
Proceeds from sale of equipment	134	77
Proceeds from sale of marketable securities	2,007	—
Proceeds from maturities of certificates of deposit	245	1,007
Proceeds from sale of Savoy	—	8,000
Cash used in investing activities	(30,198)	(26,007)
FINANCING ACTIVITIES:
Payments on bank debt	(42,063)	(38,793)
Borrowings of bank debt	33,750	19,000
Deferred financing costs	(1,192)	(730)
Proceeds from noncontrolling interests (Note 14)	—	4,000
Taxes paid on vesting of RSUs	(358)	(298)
Dividends	(4,965)	(4,942)
Cash used in financing activities	(14,828)	(21,763)
Increase (decrease) in cash, cash equivalents, and restricted cash	(6,783)	3,800
Cash, cash equivalents, and restricted cash, beginning of year	20,094	16,294
Cash, cash equivalents, and restricted cash, end of year	$13,311	$20,094

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$8,799	$15,502
Restricted cash	4,512	4,592
	$13,311	$20,094

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11,639	$11,433
Cash received for income taxes, net	1,569	2,081

SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Capital expenditures included in accounts payable and prepaid expense	$5,849	$(4,837)
Right-of-use assets acquired by operating lease	800	—

See accompanying notes.

Hallador Energy Company

Consolidated Statement of Stockholders’ Equity

(in thousands)

			Additional			Total
	Common Stock Issued		Paid-in	Retained		Stockholders'
	Shares	Amount	Capital	Earnings	AOCI*	Equity
BALANCE, DECEMBER 31, 2017	29,955	$299	$97,873	$150,236	$915	$249,323
Impact from adoption of new accounting standards	—	—	—	915	(915)	—
Stock-based compensation	—		3,170	—	—	3,170
Stock issued on vesting of RSUs	345	3	(3)	—	—	—
Taxes paid on vesting of RSUs	(55)	—	(298)	—	—	(298)
Dividends	—	—		(4,942)	—	(4,942)
Net income	—	—		7,621	—	7,621
BALANCE, DECEMBER 31, 2018	30,245	302	100,742	153,830	—	254,874
Stock-based compensation	—	—	1,833	—	—	1,833
Stock issued on vesting of RSUs	297	2	(2)	—	—	—
Taxes paid on vesting of RSUs	(122)	—	(358)	—	—	(358)
Dividends	—	—	—	(4,965)	—	(4,965)
Net loss	—	—	—	(59,854)	—	(59,854)
BALANCE, DECEMBER 31, 2019	30,420	$304	$102,215	$89,011	$—	$191,530

*Accumulated Other Comprehensive Income

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Hallador Energy Company (hereinafter known as, “we, us, or our”) and its wholly owned subsidiaries Sunrise Coal, LLC (Sunrise) and Hourglass Sands, LLC (Hourglass), and Sunrise’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Sunrise is engaged in the production of steam coal from mines located in western Indiana.

Segment Information

The Company’s significant operating segments include the Oaktown underground mines located in southwestern Indiana. The Company’s chief operating decision maker (“CODM”) reviews the operating results, assesses performance and makes decisions about allocation of resources to these segments at the mine level, however, we aggregate the results of operations of the mines for reporting purposes since the nature of the product, production process, customer type, product distribution, and long-term economic characteristics at each location are similar.

Allowance for Doubtful Accounts

The Company evaluates the need for an allowance for uncollectible receivables based on a review of account balances that are likely to be uncollectible, as determined by such variables as customer creditworthiness, the age of the receivables and disputed amounts. Historically, credit losses have been insignificant. At December 31, 2019 and 2018, no allowance was recorded for uncollectible accounts receivable as all amounts were deemed collectible.

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

Advanced Royalties

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

Asset Retirement Obligations (ARO) – Reclamation

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

We review our ARO at least annually and reflect revisions for permit changes, changes in our estimated reclamation costs and changes in the estimated timing of such costs. In the event we are not able to perform reclamation, we have surety bonds totaling $27 million to cover ARO.

The table below (in thousands) reflects the changes to our ARO:

	Year Ended December 31,
	2019	2018
Balance, beginning of year	$14,646	$13,806
Accretion	1,272	1,167
Revisions	95	—
Payments	(249)	(327)
Balance, end of year	15,764	$14,646
Less current portion	(70)	(60)
Long-term balance, end of year	$15,694	$14,586

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period using the two-class method for our common shares and RSUs which share in the Company’s earnings. Diluted net income (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include restricted stock units and are included in basic net income (loss) per share, using the two-class method.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates. The most significant estimates included in the preparation of the financial statements relate to: (i) deferred income tax accounts, (ii) coal reserves, (iii) depreciation, depletion, and amortization, (iv) estimates relating to interest rate swaps, and (v) estimates used in our impairment analysis and measurement of impairments.

Long-term Contracts

As of December 31, 2019, we are committed to supplying our customers up to a maximum of 22.9 million tons of coal through 2024 of which 14.5 million tons are priced.

For 2019, we derived 70% of our coal sales from four customers, each representing at least 10% of our coal sales. 68% of our accounts receivable was from three customers, each representing more than 10% of the December 31, 2019 balance.

For 2018, we derived 82% of our coal sales from four customers, each representing at least 10% of our coal sales. 77% of our accounts receivable was from five customers, each representing more than 10% of the December 31, 2018 balance.

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

(2)    LONG-LIVED ASSET IMPAIRMENTS

Carlisle Mine

Due to softness in the market in Q4 2019 and the elevated cost structure of the Carlisle Mine, we made the decision to idle the Carlisle Mine during Q4 with the intent to recommence production in 2021, and accordingly, we conducted an evaluation of impairment on the Carlisle Mine utilizing a discounted future cash flow model using the income approach.  We utilized a discount rate of 10% in discounting the estimated cash flows.  Other key assumptions included the anticipated demand of overall tons of coal over the remaining life of the mine, the average selling price per ton of coal, operating cost per ton and expected future capital expenditures to support the anticipated production levels. We also assessed the impairment based upon the potential closure of the mine which was being contemplated at the time and considered both scenarios in determining the amount of impairment at December 31, 2019. Based on our review, we recorded an impairment of $65.7 million related to the Carlisle Mine as of December 31, 2019, which included buildings, land, rail, mine development, equipment, and advanced royalties. Buildings, land, and rail were impaired to their estimated salvage value. The remaining salvage value of land and buildings at the Carlisle Mine is estimated at $1.8 million as of December 31, 2019. The fair value of the assets used in our impairment assessment was determined using a market approach based on recent sales of similar property. Subsequent to year end during late Q1 2020 we have determined that it is economically prudent to permanently close the Carlisle Mine. Equipment totaling $23 million is expected to be redeployed and utilized at the Oaktown mines. We do not anticipate significant additional impairment costs to be recorded during Q1 2020 as a result of the decision to close the Carlisle Mine. We anticipate exit and disposal costs to close the mine to be $3.0 million, which will be recorded as current period costs in Q1 and Q2 of 2020. We also evaluated whether the closure of  the Carlisle Mine should be considered a discontinued operation and concluded while the mine does have discrete separately identifiable cashflows a strategic shift in our business had not occurred therefore the closure of the mine was not considered a discontinued operation under ASC 205-20.

Bulldog Reserves

In December 2019, as a result of the Carlisle Mine impairment, we determined than an impairment of the Bulldog Reserves was also necessary.  The Bulldog permit was issued in April 2019 and we have been responding to challenges to the permit since that time.  With the closure of the Carlisle Mine, it became apparent that the likelihood of construction and opening of Bulldog was reduced.  Based on our review, we recorded an impairment of $9.2 million as of December 31, 2019, which included land and advanced royalties, and is a complete impairment of all assets.  The fair value of the assets used in our assessment was determined using a market approach.

Hourglass Sands

In December 2019, due to softness in the pricing of frac sand market, we determined that an impairment of the Hourglass Sands project was necessary.  Based on our review, we recorded an impairment of $2.9 million as of December 31, 2019, which included inventory, land, mine development, buildings and equipment.  The fair value of the assets used in our assessment was determined using a market approach.  The remaining fair market value of inventory, equipment, and buildings at Hourglass Sands is $1.9  million as of December 31, 2019.

(3)      INVENTORY

Inventory is valued at lower of average cost or net realizable value (NRV).  As of December 31, 2019, and December 31, 2018, coal inventory includes NRV adjustments of $2.0 million and $1.3 million, respectively.

(4)     OTHER LONG-TERM ASSETS (IN THOUSANDS)

	December 31,
	2019	2018
Advanced coal royalties	$6,105	$10,186
Marketable equity securities available for sale, at fair value (restricted)*	2,296	1,909
Other	1,923	2,122
Total other assets	$10,324	$14,217

*     Held by Sunrise Indemnity, Inc., our wholly owned captive insurance company.

(5)     BANK DEBT

On September 30, 2019, we executed an amendment to our credit agreement with PNC, administrative agent for our lenders.  The primary purposes of the amendment were to extend the maturity by 16 months to September 2023 and to modify pricing to reduce the interest rate by 50 basis points over the remainder of the term.

Our bank debt is comprised of term debt ($103 million as of December 31, 2019) and a $120 million revolver ($77 million borrowed as of December 31, 2019).  The term debt amortization concludes with a final payment in March 2023.  The revolver matures September 2023.  Our debt is recorded at cost which approximates fair value due to the variable interest rates in the agreement and is collateralized by our assets.

Liquidity

Our bank debt at December 31, 2019 was $180 million.  As of December 31, 2019, we had additional borrowing capacity of $26 million and total liquidity of $35 million. Liquidity consists of our additional borrowing capacity, cash and cash equivalents, and certificates of deposit.

Fees

Unamortized bank fees and other costs incurred in connection with the initial facility and subsequent amendments totaled $7.2 million as of our most recent amendment in September 2019.  These costs were deferred and are being amortized over the term of the loan.  Unamortized costs as of December 31, 2019 and 2018, were $6.5 million and $7.4 million, respectively.

Bank debt, less debt issuance costs, is presented below (in thousands):

	December 31,
	2019	2018
Current bank debt	$34,912	$27,563
Less unamortized debt issuance cost	(1,868)	(2,171)
Net current portion	$33,044	$25,392

Long-term bank debt	$145,238	$160,900
Less unamortized debt issuance cost	(4,644)	(5,245)
Net long-term portion	$140,594	$155,655

Total bank debt	$180,150	$188,463
Less total unamortized debt issuance cost	(6,512)	(7,416)
Net bank debt	$173,638	$181,047

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

As of December 31, 2019, our Leverage Ratio of 2.62 was in compliance with the requirements of the credit agreement.

The credit facility also requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA / annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.25 to 1 through the maturity of the credit facility.    As of December 31, 2019, our Debt Service Coverage Ratio of 1.84 was in compliance with the requirements of the credit agreement.

Rate

The interest rate on the facility ranges from LIBOR plus 2.25% to LIBOR plus 4.00%, depending on our Leverage Ratio. We entered into swap agreements to fix the LIBOR component of the interest rate at 2.92% on the declining term loan balance and on $53 million of the revolver. At December 31, 2019, we are paying LIBOR at the swap rate of 2.92% plus 3.00% for a total interest rate of 5.92%.    With the increase in the leverage ratio at December 31, 2019, the interest rate for 2020 will return to the swap rate of  2.92% plus 3.5% for a total interest rate of 6.42% until such time the ratio falls below 2.50.

Future Maturities (in thousands):
2020	$34,912
2021	36,750
2022	25,725
2023	82,763
Total	$180,150

(6)     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (IN THOUSANDS)

	December 31,
	2019	2018
Accounts payable	$16,115	$11,939
Accrued property taxes	2,835	2,763
Accrued payroll	2,151	1,825
Workers' compensation reserve	3,446	3,670
Group health insurance	2,500	2,200
Other	4,753	4,024
Total accounts payable and accrued liabilities	$31,800	$26,421

(7)   REVENUE

Effective January 1, 2018, we adopted ASU 2014‑09. The adoption of this standard did not impact the timing of revenue recognition on our consolidated balance sheets or consolidated statements of comprehensive income (loss).

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

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. 74% and 73% of our coal revenue for the years ended December 31, 2019 and 2018, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida, North Carolina, Kentucky, Alabama, Georgia, South Carolina, and Tennessee.

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

We have remaining performance obligations relating to fixed priced contracts of approximately $585 million, which represent the average fixed prices on our committed contracts as of December 31, 2019. We expect to recognize approximately 48% of this revenue in 2020, with the remainder recognized thereafter.

We have remaining performance obligations relating to contracts with price reopeners of approximately $266 million, which represents our estimate of the expected re-opener price on committed contracts as of December 31, 2019. We expect to recognize all of this revenue beginning in 2020.

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

(8)     OTHER OPERATING INCOME (IN THOUSANDS)

	Year Ended December 31,
	2019	2018
Equity loss - Sunrise Energy	$(527)	$(187)
Loss on disposal of Savoy	—	(538)
MSHA reimbursements	575	1,013
Gain on sale of royalty interests in oil properties	2,949	—
Miscellaneous	3,029	1,486
	$6,026	$1,774

(9)     INCOME TAXES

Our income tax is different than the expected amount computed using the applicable federal and state statutory income tax rates.  The reasons for and effects of such differences for the years ended December 31 are below (in thousands):

	2019	2018
Expected amount	$(17,262)	$737
State income taxes, net of federal benefit	(3,831)	(654)
Percentage depletion	(1,475)	(3,278)
Stock-based compensation	326	(15)
Captive insurance	(271)	—
Return to provision adjustments	(78)	(592)
Other	244	(273)
	$(22,347)	$(4,075)

The deferred tax assets and liabilities resulting from temporary differences between book and tax basis are comprised of the following at December 31 (in thousands):

	2019	2018
Long-term deferred tax assets:
Net operating loss	$18,956	$17,194
Interest limitation carryforward	1,801	441
Capital loss carryforward	555	10
Alternative minimum tax credit	524	1,049
Stock-based compensation	135	613
Other	1,294	985
Total long-term deferred tax assets:	23,265	20,292
Coal properties	(27,884)	(46,733)
Net deferred tax liability	$(4,619)	$(26,441)

Our effective tax rate (ETR) for 2019 was 27% compared to (116)% for 2018. The negative ETR in 2018 is due mostly to the statutory depletion deduction which was in excess of our book income. The tax rate for the years ended December 31, 2019 and 2018 are not predictive of future tax rates. Historically, our actual ETRs have been lower than the statutory effective rate primarily due to the benefit received from statutory depletion allowances. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.

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

At December 31, 2019, we had approximately $68 million and $100 million of federal and Indiana net operating loss carryforwards (“NOLs”), respectively. These NOLs are available to offset future taxable income. Federal NOLs generated in 2017 and prior years have a carryforward period of 20 years while those generated in 2018 and future years carryforward indefinitely. The federal NOLs will expire in varying amounts from 2035 to 2037 if they are not utilized. Indiana NOLs have a 20-year carryforward period and will expire in the years 2034 to 2039 if they are not utilized.

(10)     STOCK COMPENSATION PLANS

Restricted Stock Units (RSUs)

The table below shows the number of RSUs available for issuance at December 31, 2019:

Total authorized RSUs in Plan approved by shareholders	4,850,000
Stock issued out of the Plan from vested grants	(2,977,652)
Non-vested grants	(488,500)
RSUs available for future issuance	1,383,848

Non-vested grants at December 31, 2017	944,500
Granted – weighted average share price on grant date was $5.76	202,000
Vested – weighted average share price on vesting date was $6.21	(344,750)
Forfeited	(12,500)
Non-vested grants at December 31, 2018	789,250
Granted – weighted average share price on grant date was $3.98	17,000
Vested – weighted average share price on vesting date was $2.95	(297,250)
Forfeited	(20,500)
Non-vested grants at December 31, 2019	488,500

RSU Vesting Schedule

Vesting Year	RSUs Vesting
2020	176,250
2021	303,250
2022	9,000
488,500

Vested shares had a value of $0.9 million for 2019, and $2.1 million for 2018, on their vesting dates.    Under our RSU plan, participants are allowed to relinquish shares to pay for their required statutory income taxes.

The outstanding RSUs have a value of $0.5 million based on the March 6, 2020 closing stock price of $0.95.

For the years ended December 31, 2019 and 2018 stock-based compensation was $1.8 million and $3.2 million, respectively. For 2020, 2021, and 2022 based on existing RSUs outstanding, stock-based compensation expense is estimated to be $1.2 million, $1.1 million, and $0.0 million, respectively.

Stock Options

We have no stock options outstanding.

Stock Bonus Plan

Our stock bonus plan was authorized in late 2009 with 250,000 shares. Currently, we have 86,383 shares available for future issuance.

(11)     EMPLOYEE BENEFITS

We have no defined benefit pension plans or post-retirement benefit plans. We offer our employees a 401(k) Plan, where we match 100% of the first 4% that an employee contributes and a discretionary Deferred Bonus Plan for certain key employees. We also offer health benefits to all employees and their families. We have 2,803 participants in our employee health plan. The plan does not cover dental, vision, short-term or long-term disability. These coverages are available on a voluntary basis. We bear some of the risk of our employee health plans. Our health claims are capped at $200,000 per person with a maximum annual exposure of $17.0 million not including premiums.

Our employee benefit expenses for the years ended December 31 are below (in thousands):

	2019	2018
Health benefits, including premiums	$16,228	$13,020
401(k) matching	2,510	1,861
Deferred bonus plan	727	722
Total	$19,465	$15,603

Of the amounts in the above table, $18.9 million and $15.1 million are recorded in operating costs and expenses for 2019 and 2018, respectively with the remainder in SG&A.

Our mine employees are also covered by workers’ compensation and such costs for 2019 and 2018, were approximately $3.1 and $3.0 million, respectively, and are recorded in operating costs and expenses. Workers’ compensation is a no-fault system by which individuals who sustain work related injuries or occupational diseases are compensated. Benefits and coverage are mandated by each state which includes disability ratings, medical claims, rehabilitation services, and death and survivor benefits. We are partially self-insured for such claims, however our operations are protected from these perils through stop-loss insurance policies. Our maximum annual exposure is limited to $1 million per occurrence with a $4 million aggregate deductible. Based on discussions and representations from our insurance carrier, we believe that our reserve for our workers’ compensation benefits is adequate. We have a safety conscious workforce, and based on our experience modifier, our claims are averaging 24% below that of our peers in underground coal mining in the state of Indiana.

(12)LEASES

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

Information related to leases was as follows as of December 31 (in thousands):

2019
Operating lease information:
Operating cash outflows from operating leases	$322
Weighted average remaining lease term in years	4.00
Weighted average discount rate	6.0%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows (in thousands):

Year	Amount

2020	$235
2021	201
2022	206
2023	174
2024	59
Total minimum lease payments	$875
Less imputed interest	(75)

Total operating lease liability	$800

As reflected on balance sheet:
Other long-term liabilities	$800

At December 31, 2019, we had approximately $800,000 right-of-use operating lease assets recorded within “buildings and equipment” on the Consolidated Balance Sheet.

(13)   SELF INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among 10 mining units dispersed over 22 miles. The historical cost of such equipment was approximately $273 million and $255 million as of December 31, 2019 and December 31, 2018, respectively.    As of February 29, with the closure of the Carlisle Mine, we are now operating seven mining units dispersed over 10 miles.

Restricted cash of $4.5 million and $4.6 million as of December 31, 2019, and December 31, 2018, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(14)   NET INCOME (LOSS) PER SHARE

We compute net income (loss) per share using the two-class method, which is an allocation formula that determines net income (loss) per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table (in thousands, except per share amounts) sets forth the computation of net income (loss) per share:

	Year Ended December 31,
	2019	2018
Numerator:
Net income (loss)	$(59,854)	$7,621
Less loss (earnings) allocated to RSUs	907	(185)
Net income (loss) allocated to common shareholders	$(58,947)	$7,436

Denominator:
Weighted average number of common shares outstanding	30,253	30,074

Net income (loss) per share:
Basic and diluted	$(1.95)	$0.25

(15)   FAIR VALUE MEASUREMENTS

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

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our Level 3 instruments are comprised of interest rate swaps and impairment measurements. The fair values of our swaps were estimated using discounted cash flow calculations based upon forward interest-rate yield curves. Although we utilize third-party broker quotes to assess the reasonableness of our prices and valuation, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2. The Company also recorded impairments during Q4 of 2019 which incorporate Level 3 non-recurring fair value measures as further discussed in Note 2.

The following table summarizes our financial assets and liabilities measured on a recurring basis at fair value at December 31, 2019 and 2018 by respective level of the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
Marketable securities - restricted (Note 4)	$2,296	$—	$—	$2,296
Liabilities:
Interest rate swaps	$—	$—	$3,825	$3,825
December 31, 2018
Assets:
Marketable securities	$1,842	$—	$—	$1,842
Marketable securities - restricted (Note 4)	1,909	—	—	1,909
	$3,751	$—	$—	$3,751
Liabilities:
Interest rate swaps	$—	$—	$1,639	$1,639

The table below highlights the change in fair value of the interest rate swaps which are based on a discounted future cash flow model (in thousands):

Ending balance, December 31, 2017	$543
Change in estimated fair value	(2,182)
Ending balance, December 31, 2018	(1,639)
Change in estimated fair value	(2,186)
Ending balance, December 31, 2019*	$(3,825)

-------------------------------

*Recorded in other liabilities in the Balance Sheet to these Consolidated Financial Statements.

(16)   EQUITY METHOD INVESTMENTS

Savoy Energy, L.P.

On March 9, 2018 we sold our entire 30.6% partnership interest to Savoy for $8 million. The carrying value of the investment included in our consolidated balance sheets as of December 31, 2017, was $8.0 million. Our net proceeds were $7.5 million after commissions paid to a related party, which were applied to our bank debt as required under the agreement. The sale resulted in a loss of $538,000 for the year ended December 31, 2018.

Sunrise Energy, LLC

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for oil, gas and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our consolidated balance sheets as of December 31, 2019 and December 31, 2018, was $3.1  million and $3.7 million, respectively.

Sunrise Energy plans to develop and explore for oil, gas and coal-bed methane gas reserves on or near our underground coal reserves.

(17)   HOURGLASS SANDS

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

In December 2019, we recorded an impairment to Hourglass Sands of $2.9 million.  See Note 2 to these consolidated financial statements for further discussion.

(18)SUBSEQUENT EVENTS

In January 2020, we declared a dividend of $.04 per share to shareholders of record as of January 31, 2020. The dividend was paid on February 14, 2020.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our ICFR as of December 31, 2019.  Based on that evaluation, our management concluded that our ICFR was effective at December 31, 2019.  Plante & Moran, PLLC has audited and reported on our financial statements and our ICFR as of December 31, 2019.  Their report is contained in this Form 10‑K.

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

EXECUTIVE OFFICER COMPENSATION

On March 5, 2020, the Compensation Committee approved a new Two-Year Compensation Plan (the “New Plan”), which terminates and replaces the Four-Year Compensation Plan adopted in June 2017 (the “Old Plan”).  The New Plan is intended to ensure retention of executive and key personnel of the Corporation and address executive and key personnel compensation.  The Plan is effective on January 1, 2020 and ends on March 31, 2022.

Under the New Plan, our executive officers receive salary, restricted stock units (RSUs), and an annual discretionary bonus as recommended by the compensation committee to the board.

Restricted Stock Units

Mr. Brent K. Bilsland, our President and CEO, had 137,500 RSUs under the Old Plan that were cancelled.  Mr. Lawrence D. Martin, our CFO, had 75,000 RSUs under the Old Plan that were cancelled.

Mr. Bilsland will receive 137,500 RSUs under the New Plan.  Mr. Martin will receive 75,000 RSUs under the new plan.  The RSUs issued under the New Plan will vest/lapse 50% each year on December 16, 2020 and December 16, 2021, or otherwise by the terms of the RSU Plan and the applicable award agreements.

Two Year Plan Annual Base Salaries for 2020-2021

New annual salaries are set forth below:

•	Mr. Bilsland’s salary shall be $500,000 per year
•	Mr. Martin’s salary shall be $300,000 per year.

PART III

The information required for Items 10‑14 is hereby incorporated by reference to that certain information in our Proxy Statement to be filed with the SEC during April 2020.

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

ITEM 11.         EXECUTIVE COMPENSATION

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

See Item 8 for an index of our financial statements.

Our exhibit index is as follows:

3.1	Second Restated Articles of Incorporation of Hallador Energy Company effective December 24, 2009. (1)
3.2	By-laws of Hallador Energy Company, effective December 24, 2009 (1)
4.1	Description of Securities(8)
10.1	2009 Stock Bonus Plan (2)*
10.2	Third Amended and Restated Credit Agreement dated May 21, 2018 (3)
10.3	Second Amendment to the Third Amended and Restated Credit Agreement as of September 30, 2019 (4)
10.5	Form of Hallador Energy Company Restricted Stock Unit Issuance Agreement* (5)
10.6	Amended and Restated Hallador Energy Company 2008 Restricted Stock Unit Plan (5)
10.7	Hallador Energy Company Four-Year Plan* (7)
14	Code of Ethics for Senior Financial Officers. (8)*
21.1	List of Subsidiaries (8)
23.1	Consent of Plante & Moran, PLLC (8)
31.1	SOX 302 Certification - President and CEO (8)
31.2	SOX 302 Certifications - CFO (8)
31.3	SOX 302 Certifications - CAO (8)
32	SOX 906 Certification (8)
95	Mine Safety Disclosure (8)
101	Interactive data files. (8)

(1)	IBR to Form 8‑K dated December 31, 2009
(2)	IBR to Form S‑8 dated December 1, 2009
(3)	IBR to Form 10‑Q dated August 6, 2018
(4)	IBR to Form 10-Q dated November 4, 2019
(5)	IBR to Form 8-K dated May 17, 2017
(6)	IBR to Form 10‑Q dated August 8, 2017
(7)	IBR to Form 8-k dated May 20, 2010
(8)	Filed herewith.

*     Management Agreements

ITEM 16.          FORM 10‑K SUMMARY.

As this item is optional, no summary is presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: March 9, 2020	/s/LAWRENCE D. MARTIN
Lawrence D. Martin
Date: March 9, 2020	/s/R. TODD DAVIS
R. Todd Davis, CAO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/DAVID HARDIE
David Hardie	Director	March 9, 2020

/s/BRYAN LAWRENCE
Bryan Lawrence	Director	March 9, 2020

/s/BRENT BILSLAND
Brent Bilsland	Board Chairman, President and CEO	March 9, 2020

/s/DAVID J. LUBAR
David J. Lubar	Director	March 9, 2020