Form 10-Q
period 2020-03-31
HALLADOR ENERGY CO
filed 2020-05-11
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2020
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

As of May 11, 2020, we had 30,419,967 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$7,918	$8,799
Restricted cash (Note 12)	4,734	4,512
Certificates of deposit	—	245
Accounts receivable	12,703	25,580
Prepaid income taxes	981	1,562
Inventory (Note 3)	37,410	28,297
Parts and supplies, net of allowance of $274	10,886	11,775
Prepaid expenses	1,519	1,678
Total current assets	76,151	82,448
Property, plant and equipment, at cost:
Land and mineral rights	114,994	114,722
Buildings and equipment	358,488	351,614
Mine development	86,165	84,160
Total property, plant and equipment, at cost	559,647	550,496
Less - accumulated DD&A	(231,370)	(220,780)
Total property, plant and equipment, net	328,277	329,716
Investment in Sunrise Energy (Note 15)	3,306	3,139
Other long-term assets (Note 4)	7,955	10,324
Total Assets	$415,689	$425,627
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net (Note 5)	$34,882	$33,044
Accounts payable and accrued liabilities (Note 6)	38,247	31,800
Total current liabilities	73,129	64,844
Long-term liabilities:
Bank debt, net (Note 5)	127,123	140,594
Deferred income taxes	3,233	4,619
Asset retirement obligations (ARO)	15,993	15,694
Other	5,258	4,346
Total long-term liabilities	151,607	165,253
Total liabilities	224,736	230,097
Redeemable noncontrolling interests (Note 2)	4,000	4,000
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 30,420 and 30,245 outstanding, respectively	304	304
Additional paid-in capital	102,534	102,215
Retained earnings	84,115	89,011
Total stockholders’ equity	186,953	191,530
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$415,689	$425,627

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Income (Loss)

For the Three Months Ended March 31,

(in thousands, except per share data)

(unaudited)

	2020	2019
REVENUE:
Coal sales	$61,932	$85,235
Other operating income (Note 8)	606	4,078
Total revenue	62,538	89,313
COSTS AND EXPENSES:
Operating costs and expenses	48,469	62,419
DD&A	10,627	11,738
ARO accretion	333	309
Exploration costs	253	280
SG&A	2,978	2,984
Interest (1)	5,714	4,619
Total costs and expenses	68,374	82,349

INCOME (LOSS) BEFORE INCOME TAXES	(5,836)	6,964

INCOME TAX EXPENSE (BENEFIT) (NOTE 9):
Current	(524)	(229)
Deferred	(1,652)	193
Total income tax expense (benefit)	(2,176)	(36)

NET INCOME (LOSS)	$(3,660)	$7,000

NET INCOME (LOSS) PER SHARE (NOTE 13):
Basic and diluted	$(0.12)	$0.23

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	30,420	30,245

(1) Bank interest	$2,654	$3,012
Non-cash interest:
Change in interest rate swap valuation	2,593	1,013
Amortization of debt issuance costs	467	543
Other	—	51
Total non-cash interest	3,060	1,607
Total interest	$5,714	$4,619

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(in thousands)

(unaudited)

	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$(3,660)	$7,000
Deferred income taxes	(1,652)	193
Equity (income) loss – Sunrise Energy	(55)	34
DD&A	10,627	11,738
Unrealized gain on marketable securities	(14)	(303)
Gain on sale of royalty interests in oil properties	—	(2,500)
Change in fair value of interest rate swaps	2,593	1,013
Change in fair value of fuel hedge	1,311	—
Amortization and write off of deferred financing costs	467	543
Accretion of ARO	333	309
Stock-based compensation	319	494
Change in current assets and liabilities:
Accounts receivable	12,885	2,823
Inventory	(9,113)	(2,674)
Parts and supplies	889	(1,084)
Prepaid income taxes	581	1,340
Prepaid expenses	159	1,701
Accounts payable and accrued liabilities	(1,691)	2,325
Other	2,277	(2,105)
Cash provided by operating activities	$16,256	$20,847
INVESTING ACTIVITIES:
Investment in Sunrise Energy	(112)	—
Capital expenditures	(6,022)	(8,840)
Proceeds from sale of royalty interests in oil properties	—	2,500
Proceeds from sale of marketable securities	2,310	—
Proceeds from maturities of certificates of deposit	245	—
Cash used in investing activities	(3,579)	(6,340)
FINANCING ACTIVITIES:
Payments on bank debt	(12,100)	(20,013)
Dividends	(1,236)	(1,241)
Cash used in financing activities	(13,336)	(21,254)
Decrease in cash, cash equivalents, and restricted cash	(659)	(6,747)
Cash, cash equivalents, and restricted cash, beginning of period	13,311	20,094
Cash, cash equivalents, and restricted cash, end of period	$12,652	$13,347
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CONSIST OF THE FOLLOWING:
Cash and cash equivalents	$7,918	$8,690
Restricted cash	4,734	4,657
	$12,652	$13,347

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,707	$3,058
Cash received from income taxes	1,105	1,569
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Capital expenditures included in accounts payable and prepaid expense	$3,516	$3,250
Right-of-use assets acquired by operating lease	—	426

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2018	30,245	$302	$100,742	$153,830	$254,874
Stock-based compensation	—	—	494	—	494
Dividends	—	—	—	(1,241)	(1,241)
Net income	—	—	—	7,000	7,000
Balance, March 31, 2019	30,245	$302	$101,236	$159,589	$261,127

Balance, December 31, 2019	30,420	$304	$102,215	$89,011	$191,530
Stock-based compensation	—	—	319	—	319
Dividends	—	—	—	(1,236)	(1,236)
Net loss	—	—	—	(3,660)	(3,660)
Balance, March 31, 2020	30,420	$304	$102,534	$84,115	$186,953

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

The results of operations and cash flows for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2020.

Our organization and business, the accounting policies we follow, and other information are contained in the notes to our condensed consolidated financial statements filed as part of our 2019 Form 10‑K. This quarterly report should be read in conjunction with such 10‑K.

The condensed consolidated financial statements include the accounts of Hallador Energy Company (hereinafter known as “we, us, or our”) and its wholly-owned subsidiaries Sunrise Coal, LLC (Sunrise) and Hourglass Sands, LLC (Hourglass), and Sunrise’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Sunrise is engaged in the production of steam coal from mines located in western Indiana.

New Accounting Standards Issued and Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The amendments in this update modify the disclosure requirements for fair value measurements. For public business entities, the standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We adopted ASU 2018-13 effective January 1, 2020. Adoption of ASU 2018-13 did not have a material impact on the Company’s condensed consolidated financial statements.

(2)LONG-LIVED ASSET IMPAIRMENTS

Carlisle Mine

We recorded an impairment of $65.7 million as of December 31, 2019 due to our decision to idle the Carlisle Mine during Q4 2019.  The impairment included buildings, land, rail, mine development, equipment, and advanced royalties. Buildings, land, and rail were impaired to their estimated salvage value. The remaining salvage value of land and buildings at the Carlisle Mine is estimated at $1.8 million as of March 31, 2020 and December 31, 2019.

Subsequent to year end during late Q1 2020, we determined that it was economically prudent to permanently close the Carlisle Mine. Equipment totaling  $23  million is being redeployed and will be utilized at the Oaktown mines. No additional impairment costs were recorded during Q1 2020 as a result of the decision to close the Carlisle Mine. We anticipate exit and disposal costs to close the mine to be $3.0 million, which will be recorded as current period costs in Q1 and Q2 of 2020.  The exit and disposal costs during Q1 2020 were $0.5 million.

Bulldog Reserves

As a result of the Carlisle Mine impairment, we determined that an impairment of the Bulldog Reserves was also necessary.  With the closure of the Carlisle Mine, it became apparent that the likelihood of construction and opening of Bulldog was reduced.  Based on our review, we recorded an impairment of $9.2  million as of December 31, 2019, which included land and advanced royalties, and was a complete impairment of all assets.

Hourglass Sands

We recorded an impairment of $2.9 million as of December 31, 2019, due to softness in the pricing of the frac sand market.  The impairment included inventory, land, mine development, buildings and equipment and was determined using a market approach.  The remaining fair market value of inventory, equipment, and buildings at Hourglass Sands is $1.9   million as of March 31, 2020 and December 31, 2019.

(3)INVENTORY

Inventory is valued at lower of average cost or net realizable value (NRV).  As of March 31, 2020, and December 31, 2019, coal inventory includes NRV adjustments of $1.1 million and $2.0 million, respectively.

(4)OTHER LONG-TERM ASSETS (in thousands)

	March 31,	December 31,
	2020	2019
Advanced coal royalties	$6,060	$6,105
Marketable equity securities available for sale, at fair value (restricted)*	—	2,296
Other	1,895	1,923
Total other assets	$7,955	$10,324

* Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

(5)BANK DEBT

On April 15, we executed an amendment to our credit agreement with PNC, administrative agent for our lenders.  The primary purpose of the amendment was to modify the allowable leverage ratio over the term of the loan to increase available liquidity.  As a result of the amendment, our maximum annual capital expenditures are limited to $30 million for 2020, and our dividend is suspended until our leverage ratio falls below 2.0X.

Our bank debt at March 31, 2020 was $168 million.  Bank debt is comprised of term debt ($96  million as of March 31, 2020) and a  $120 million revolver ($72 million borrowed as of March 31, 2020).  The term debt amortization concludes with a final payment in March 2023.  The revolver matures September 2023.  Our debt is recorded at cost, which approximates fair value due to the variable interest rates in the agreement and is collateralized primarily by our assets.

Liquidity

As of March 31, 2020, under the new leverage ratio, we had additional borrowing capacity of $47.5 million and total liquidity of $55.4 million.  Liquidity consists of our additional borrowing capacity and cash and cash equivalents.  Prior to the amendment, our additional borrowing capacity was $4.2 million.

Fees

Unamortized bank fees and other costs incurred in connection with the initial facility and subsequent amendments totaled  $7.2 million as of our amendment in September 2019. These costs were deferred and are being amortized over the term of the loan. Unamortized costs as of March 31, 2020, and December 31, 2019, were $6.0 million and $6.5 million, respectively.  Additional costs incurred with the April 15 amendment total approximately $1.9 million.

Bank debt, less debt issuance costs, is presented below (in thousands):

	March 31,	December 31,
	2020	2019
Current bank debt	$36,750	$34,912
Less unamortized debt issuance cost	(1,868)	(1,868)
Net current portion	$34,882	$33,044

Long-term bank debt	$131,300	$145,238
Less unamortized debt issuance cost	(4,177)	(4,644)
Net long-term portion	$127,123	$140,594

Total bank debt	$168,050	$180,150
Less total unamortized debt issuance cost	(6,045)	(6,512)
Net bank debt	$162,005	$173,638

Covenants

The credit facility includes a Maximum Leverage Ratio (consolidated funded debt / trailing twelve months adjusted EBITDA), calculated as of the end of each fiscal quarter for the trailing twelve months, not to exceed the amounts below:

Fiscal Periods Ending	Ratio
March 31, 2020 and June 30, 2020	4.00 to 1.00
September 30, 2020 and December 31, 2020	3.50 to 1.00
March 31, 2021 and June 30, 2021	3.25 to 1.00
September 30, 2021 and December 31, 2021	3.00 to 1.00
March 31, 2022 and each fiscal quarter thereafter	2.50 to 1.00

As of March 31, 2020, our Leverage Ratio of 2.93 was in compliance with the requirements of the credit agreement.

The credit facility also requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA / annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.05 to 1.00 through December 31, 2021, at which time it increases to 1.25 to 1.00 through the maturity of the credit facility.

As of March 31, 2020, our Debt Service Coverage Ratio of 1.48 was in compliance with the requirements of the credit agreement.

Rate

The interest rate on the facility ranges from LIBOR plus 2.75% to LIBOR plus 4.00%, depending on our Leverage Ratio, with a LIBOR floor of 0.50%.  We entered into swap agreements to fix the LIBOR component of the interest rate at 2.92% on the declining term loan balance and on $53 million of the revolver. At March 31, 2020, we are paying LIBOR at the swap rate of 2.92% plus 3.50% for a total interest rate of 6.42%.  As a condition of the amendment, effective April 15, 2020, we are paying LIBOR at the swap rate of 2.92% plus 4.00% for a total interest rate of 6.92% until such time we submit our quarterly compliance certificate.  At such time, our rate will drop back to LIBOR at the swap rate of 2.92% plus 3.50% for a total interest rate of 6.42%.

(6)ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (in thousands)

	March 31,	December 31,
	2020	2019
Accounts payable	$20,584	$16,115
Accrued property taxes	3,183	2,835
Accrued payroll	2,373	2,151
Workers' compensation reserve	3,898	3,446
Group health insurance	2,400	2,500
Other	5,809	4,753
Total accounts payable and accrued liabilities	$38,247	$31,800

(7)REVENUE

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

Our revenue is derived from sales to customers of coal produced at our facilities. Our customers typically purchase coal directly from our mine sites or our Princeton Loop, where the sale occurs and where title, risk of loss, and control pass to the customer at that point. Our customers arrange for and bear the costs of transporting their coal from our mines to their plants or other specified discharge points. Nearly all our customers are domestic utility companies. Our coal sales agreements with our customers are fixed-priced, or include price re-openers, fixed-volume supply contracts. Price re-opener and index provisions may allow either party to commence a renegotiation of the contract price at a pre-determined time. Price re-opener provisions require us to negotiate a new price, sometimes within specified ranges of prices. The terms of our coal sales agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of these contracts vary by customer.

Coal sales agreements will typically contain coal quality specifications, including BTUs, ash, moisture, and sulfur content among other qualities. Price adjustments are made and billed in the month the coal sale was recognized based on quality standards that are specified in the coal sales agreement and can result in either increases or decreases in the value of the coal shipped.

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. 78% and 72% of our coal revenue for the three months ended March 31, 2020, and March 31, 2019, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida, Georgia, North Carolina, Kentucky, Tennessee, and South Carolina.

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

We recognize revenue at a point in time, as the customer does not have control over the asset at any point during the fulfillment of the contract. For substantially all of our customers, this is supported by the fact that title and risk of loss transfer to the customer upon loading of the truck or railcar at the mine. This is also the point at which physical possession of the coal transfers to the customer, as well as the right to receive substantially all benefits and the risk of loss in ownership of the coal.

We have remaining performance obligations relating to fixed priced contracts of approximately $508 million, which represent the average fixed prices on our committed contracts as of March 31, 2020. We expect to recognize approximately 74% of this revenue through 2021, with the remainder recognized thereafter.

We have remaining performance obligations relating to contracts with price reopeners of approximately $266 million, which represents our estimate of the expected re-opener price on committed contracts as of March 31, 2020. We expect to recognize all of this revenue beginning in 2021.

The tons used to determine the remaining performance obligations are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such option exists in the customer contract.

Contract Balances

Under ASC 606, the timing of when a performance obligation is satisfied can affect the presentation of accounts receivable, contract assets, and contract liabilities. The main distinction between accounts receivable and contract assets is whether consideration is conditional on something other than the passage of time. A receivable is an entity’s right to consideration that is unconditional. Under the typical payment terms of our contracts with customers, the customer pays us a base price for the coal, increased or decreased for any quality adjustments. Amounts billed and due are recorded as trade accounts receivable and included in accounts receivable in our condensed consolidated balance sheets. We do not currently have any contracts in place where we would transfer coal in advance of knowing the final price of the coal sold, and thus do not have any contract assets recorded. Contract liabilities arise when consideration is received in advance of performance. This deferred revenue is included in accounts payable and accrued liabilities in our condensed consolidated balance sheets when consideration is received, and revenue is not recognized until the performance obligation is satisfied. We are rarely paid in advance of performance and do not currently have any deferred revenue recorded in our condensed consolidated balance sheets.

(8)OTHER OPERATING INCOME (in thousands)

	Three Months Ended
	March 31,
	2020	2019
Equity income (loss) - Sunrise Energy	$55	$(34)
MSHA reimbursements	100	150
Gain on sale of royalty interests in oil properties	—	2,500
Miscellaneous	451	1,462
	$606	$4,078

(9)INCOME TAXES

For the three months ended March 31, 2020, the Company utilized a discrete period method to calculate taxes, as it does not believe the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding COVID-19.   Our effective tax rate for the three months ended March 31, 2020, and 2019 was ~37% and ~ 0%, respectively. Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit  (“AMT”) refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, the CARES Act, (i) eliminates the 80% of taxable income limitation by allowing corporate entities to fully utilize NOLs to offset taxable income in 2018, 2019 or 2020, (ii) increases the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020 and (iv) allows taxpayers with AMT credits to claim a refund in 2020 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cuts and Jobs Act in 2017.  The Company has completed its review of the different aspects of the CARES Act and has recorded an additional $0.5 million to prepaid income taxes for the quarter ended March 31, 2020.

(10)STOCK COMPENSATION PLANS

Non-vested grants at December 31, 2019	488,500
Granted – share price on grant date was $0.98	30,000
Vested – average weighted share price on vesting date was	—
Forfeited	(6,500)
Non-vested grants at March 31, 2020	512,000

No shares vested during the three months ended March 31, 2020.

For the three months ended March 31, 2020, and 2019, our stock-based compensation was $0.3 million and $0.5 million, respectively.

Non-vested RSU grants will vest as follows:

Vesting Year	RSUs Vesting
2020	176,250
2021	311,750
2022	24,000
512,000

The outstanding RSUs have a value of $0.35 million based on the May 8, 2020, closing stock price of $0.69.

At May 8, 2020, we had 1,360,348 RSUs available for future issuance.

(11)LEASES

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

Information related to leases was as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Operating lease information:
Operating cash outflows from operating leases	$87	$79
Weighted average remaining lease term in years	3.92	4.26
Weighted average discount rate	6.0%	6.0%

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

Year	Amount
(In thousands)
2020	$148
2021	201
2022	206
2023	174
2024	59
Total minimum lease payments	$788
Less imputed interest	(65)

Total operating lease liability	$723

As reflected on balance sheet:
Other long-term liabilities	$723

At March 31, 2020, and December 31, 2019, respectively, we had approximately $723,000 and $800,000, right-of-use operating lease assets recorded within “buildings and equipment” on the condensed consolidated balance sheets.

(12)SELF-INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among seven mining units dispersed over ten miles. The historical cost of such equipment was approximately $271 million and $273 million as of March 31, 2020, and December 31, 2019, respectively.

Restricted cash of $4.7 million and $4.5 million as of March 31, 2020, and December 31, 2019, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(13)NET INCOME (LOSS) PER SHARE

We compute net income (loss) per share using the two-class method, which is an allocation formula that determines net income (loss) per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table sets forth the computation of net income(loss) allocated to common shareholders (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net income (loss)	$(3,660)	$7,000
Less loss (earnings) allocated to RSUs	59	(180)
Net income (loss) allocated to common shareholders	$(3,601)	$6,820

(14)FAIR VALUE MEASUREMENTS

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

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our Level 3 instruments are comprised of fuel hedges and interest rate swaps.  The fair values of our hedges and swaps were estimated using discounted cash flow calculations based upon forward fuel prices and interest-rate yield curves.  The notional values of our two interest rate swaps were $53 million and $58 million as of March 31, 2020, both with maturities of May 2022.  Fuel hedges include 2,160 gallons of diesel fuel that are subject to pricing fluctuations with a minimum of $1.79/gallon and a maximum of $2.40/gallon through December 2021.  Although we utilize third-party broker quotes to assess the reasonableness of our prices and valuation, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

The following table summarizes our financial assets and liabilities measured on a recurring basis at fair value at March 31, 2020 and December 31, 2019 by respective level of the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
Fuel hedge	$—	$—	$25	$25
Marketable securities - restricted	2,296	—	—	2,296
	$2,296	$—	$25	$2,321
Liabilities:
Interest rate swaps	$—	$—	$3,825	$3,825

March 31, 2020
Liabilities:
Fuel hedge	—	—	1,286	1,286
Interest rate swaps	—	—	6,418	6,418
	$—	$—	$7,704	$7,704

The table below highlights the change in fair value of the fuel hedges and interest rate swaps which are based on a discounted future cash flow model (in thousands):

Ending balance, December 31, 2019	$(3,800)
Change in estimated fair value	(3,904)
Ending balance, March 31, 2020*	$(7,704)

*Recorded in accounts payable and accrued liabilities and other liabilities in the Balance Sheet to these Condensed Consolidated Financial Statements.

(15)EQUITY METHOD INVESTMENTS

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for oil, gas, and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our condensed consolidated balance sheets as of March 31, 2020, and December 31, 2019, was $3.3 million and $3.1 million, respectively.

(16)SUBSEQUENT EVENTS

On April 16, 2020, we entered into a promissory note evidencing an unsecured loan in the amount of $10 million made to the Company under the Paycheck Protection Program (the “Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The Loan to the Company is being made through First Financial Bank, N.A. (the “Lender”).

The interest rate on the Loan is 1.00%. Beginning seven months from the date of the Loan, the Company is required to make 24 monthly payments of principal and interest. The promissory note evidencing the Loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Lender, or breaching the terms of the Loan Documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining a judgment against the Company.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any covered payments of mortgage interest, rent, and utilities. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. The Company intends to use all proceeds from the PPP Loan to maintain payroll and make lease, mortgage interest, and utility payments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

RESULTS OF REVIEW OF INTERIM CONDENSED FINANCIAL STATEMENTS

We have reviewed the condensed consolidated balance sheets of Hallador Energy Company (the "Company") and subsidiaries as of March 31, 2020 and 2019, and the related condensed consolidated statements of income (loss), the condensed consolidated statements of cash flows and the condensed consolidated statements of stockholders’ equity for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

May 11, 2020

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2019 FORM 10‑K AND SHOULD BE READ IN CONJUNCTION THEREWITH.

Our condensed consolidated financial statements should also be read in conjunction with this discussion. The following analysis includes a discussion of metrics on a per ton basis derived from the condensed consolidated financial statements, which are considered non-GAAP measurements.

IMPACT OF COVID-19

COVID-19 has had a significant impact on our customers, which is, in turn, delaying our sales. The Midwest Independent System Operator (MISO), the regional system operator 78% of our customers sell power to, is estimating a 10% decline in power demand for 2020. The State of Indiana, where our operations are located, issued a shelter in place order from March 24, 2020, to May 4, 2020. The State deemed our operations necessary and essential, and we were allowed to operate. However, several of our customers have had difficulty accepting contracted minimum shipments. This has caused our inventory levels to rise and our sales to decline. We expect more shipment delays in the second quarter.

1.	Duration – Though we are encouraged by the State of Indiana largely reopening for business on May 4, 2020, it is unknown how quickly power demand will return.
2.

Sale Delays – We believe most of our shipments will be made up later in the year. However, these shipment delays increase our coal inventory and postpone our revenue. We have worked diligently to increase our liquidity to allow for expected future shipment delays.  We are currently developing an agreement with one customer to store their coal inventory on our property.

3.

Production – To date, our operations have performed well considering the additional burdens of operating while working to comply with CDC health and safety guidelines. However, we may experience production interruptions should a significant number of our employees or our supplier’s employees become infected with COVID-19.

OVERVIEW

I.	Q1 2020 Net Loss of $3.7 Million, ($0.12) Per Share
a.	As stated, the severe impacts of COVID-19 have caused unexpected shipment delays in Q1, resulting in lower sales, decreased production, and higher costs per ton.

i.	Additionally, the idling and permanent closure of the Carlisle Mine contributed to increased operating costs per ton.

ii.

The events experienced in Q1 increased our costs $2.43/ton over Q1 2019 for all mines. We believe these events are temporary and thus anticipate our cost structure at our operating Oaktown mines continuing at our historical sub $30/ton cost structure for the remainder of the year.

b.	Net income was reduced by $3.9 million in non-cash interest rate swap and fuel hedge adjustments.

II.Solid Sales Position Through 2022

COVID-19 has created a lot of uncertainty in the world, but we are comforted by our strong sales position through 2022.

	Contracted	Estimated
	tons	Priced
Year	(millions)*	per ton
2020 (Q2 – Q4)	5.0	$ 40.25
2021	5.1	$ 39.65
2022	5.3	$ 40.25
	15.4

_____________

* Contracted tons are subject to adjustment due to the exercise of customer options to either take additional tons or reduce tonnage if such options exist in the customer contract.

III.	Amended Credit Facility To Improve Liquidity
a.

In an effort to improve liquidity, on April 15, we executed an amendment to our credit agreement with PNC, administrative agent for our lenders. The amendment modified our leverage ratios, as disclosed in Note 5 to our condensed consolidated financial statements. The new leverage ratios provided us additional liquidity as the economic uncertainty of the next few months and quarters has the potential to dramatically reduce our liquidity.

a.	As a result of the amendment, our maximum annual capital expenditures are limited to $30 million for 2020, and our dividend is suspended until our leverage ratio falls below 2.0X.
IV.	Paycheck Protection Program
a.

Due to economic uncertainty as a result of COVID-19, on April 16, 2020, we entered into a promissory note evidencing an unsecured loan in the amount of $10 million made to the Company under the Paycheck Protection Program (the “Loan”).

i.	As noted previously, uncertainty was created as a result of unexpected sales delays due to the impacts of COVID-19.

1.	March and April sales were 30% lower than expected.

b.	Prior to the COVID-19 pandemic taking root in the United States, we idled and permanently closed the Carlisle Mine resulting in a reduction in force in Q1 2020.

i.

Based on the terms of the loan, factoring in the reduction in force prior to our application, we expect a portion of the loan to be forgiven following a successful audit by the Small Business Administration sometime after June 30, 2020.

LONG-LIVED ASSET IMPAIRMENT REVIEW

See Note 2 to our condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

I.	Cash Provided By Operations
a.	As set forth in our condensed consolidated statements of cash flows, cash provided by operations was $16.3 million and $20.8 million for the three months ended March 31, 2020, and 2019, respectively.
i.

Operating margins from coal decreased during the first three months of 2020 by $9.4 million when compared to the first three months of 2019 due a combination of increased costs as a result of lower production and lower tons sold.

i.

Our operating margins were $8.91 per ton in Q1 2020 compared to $10.78 in Q1 2019.Q1 2019 was an exceptional quarter, where we produced over 2.2 million tons of coal compared to 1.7 million tons this year.

ii.	Due to the effects of COVID-19, we also experienced lower demand in Q1 2020, resulting in sales of 1.5 million tons compared to sales in Q1 2019 of 2.1 million tons.
ii.	The combination of the lower margins offset by changes in working capital items contributed substantially to our decrease in cash from operations compared to 2019.
i.

The most significant changes to the working capital items were an increase in inventory of $9.1 million and a decrease in accounts receivable of $12.9 million, a result of a decrease in customer demand due in large part to the effects of COVID-19.

b.	Our projected capex budget for the remainder of 2020 is $14 million, of which approximately $7.0 million is for maintenance capex.
c.	Cash provided by operations for the remainder of the year is expected to fund our maintenance capital expenditures and debt service.
d.

As we continue to monitor the effects of COVID-19, we continue to pro-actively manage costs and capital expenditures to ensure adequate liquidity until there is more of a sense of economic certainty in the markets in which we operate.

II.	Material Off-Balance Sheet Arrangements
a.

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. In the event we are not able to perform reclamation, which is presented as asset retirement obligations (ARO) in our accompanying condensed consolidated balance sheets, we have surety bonds totaling $27 million to pay for ARO.

CAPITAL EXPENDITURES (capex)

For the three months of 2020, capex was $6.0 million allocated as follows (in millions):

Oaktown – maintenance capex	$3.5
Oaktown – investment	2.4
Other	0.1
Capex per the Condensed Consolidated Statements of Cash Flows	$6.0

Quarterly coal sales and cost data (in thousands, except per ton and percentage data) are provided below. Per ton calculations below are based on tons sold.

All Mines	2nd 2019	3rd 2019	4th 2019	1st 2020	T4Qs
Tons produced	2,003	1,891	2,122	1,701	7,717
Tons sold	1,807	2,118	2,015	1,526	7,466
Coal sales	$71,113	$82,883	$78,205	$61,932	$294,133
Average price/ton	$39.35	$39.13	$38.81	$40.58	$39.40
Wash plant recovery in %	71%	70%	74%	74%
Operating costs	$53,915	$71,372	$60,082	$48,334	$233,703
Average cost/ton	$29.84	$33.70	$29.82	$31.67	$31.30
Margin	$17,198	$11,511	$18,123	$13,598	$60,430
Margin/ton	$9.52	$5.43	$8.99	$8.91	$8.09
Capex	$9,448	$8,981	$8,264	$5,999	$32,692
Maintenance capex	$6,164	$5,537	$4,115	$3,470	$19,286
Maintenance capex/ton	$3.41	$2.61	$2.04	$2.27	$2.58

All Mines	2nd 2018	3rd 2018	4th 2018	1st 2019	T4Qs
Tons produced	1,983	1,713	1,938	2,205	7,839
Tons sold	1,477	1,962	2,219	2,130	7,788
Coal sales	$56,922	$79,055	$89,019	$85,235	$310,231
Average price/ton	$38.54	$40.29	$40.12	$40.02	$39.83
Wash plant recovery in %	73%	72%	68%	73
Operating costs	$38,809	$60,132	$69,364	$62,271	$230,576
Average cost/ton	$26.28	$30.65	$31.26	$29.24	$29.61
Margin	$18,113	$18,923	$19,655	$22,964	$79,655
Margin/ton	$12.26	$9.64	$8.86	$10.78	$10.23
Capex	$7,784	$5,856	$8,996	$8,840	$31,476
Maintenance capex	$5,058	$4,639	$7,186	$6,672	$23,555
Maintenance capex/ton	$3.42	$2.36	$3.24	$3.13	$3.02

2020 vs. 2019

For Q1 2020, we sold 1,526 tons at an average price of $40.58/ton. For Q1 2019, we sold 2,130 tons at an average price of $40.02/ton. The increase in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts.

Operating costs for all of our active coal mines averaged $31.67/ton and $29.24/ton for the three months ended March 31, 2020 and 2019, respectively. Oaktown costs over that same period were $29.92 and $27.17, respectively. The higher costs are a result of lower than expected production during the quarter due to the effects of COVID-19 and due to the costs associated with the closure of the Carlisle Mine in February. For the remainder of 2020, we expect operating costs for our operating Oaktown mines to be $29-$30/ton.

We expect operating costs associated with the idled Prosperity mine to be $0.8 million for the remainder of 2020. Prosperity operating costs were $0.3 million during the three months ended March 31, 2020.

We expect operating, exit, and disposal costs associated with the closed Carlisle mine to be $3.0 million for the remainder of 2020, of which approximately $2.25 million relates to exit and disposal costs. We estimate that we incurred approximately $0.5 million of exit and disposal costs in Q1 2020.

Other income decreased $3.5 million in the first three months of 2020 when compared to 2019. The largest contributor to this decrease was the income from the sale of overriding royalty interests in certain oil-producing properties for $2.5 million in Q1 2019.Other items contributing to the decrease relate to the sale of scrap metal and other non-producing assets in 2019.

DD&A decreased $1.1 million in the three first months of 2020 when compared to 2019. A portion of our assets are depreciated based on raw production, which has decreased in 2020, thus as production decreases, so does our DD&A.

We expect SG&A for the remainder of 2020 to be $9 million.

Interest expense increased approximately $1.1 million in the first three months of 2020 when compared to 2019. The change in estimated fair value of our interest rate swap agreement resulted in additional non-cash expense of $1.6 million in 2020 when compared to 2019.The remaining decrease of $0.5 million is a result of lower interest rates due to our amended credit agreement in September 2019.

Our Sunrise Coal employees and contractors totaled 695 at March 31, 2020, compared to 899 at March 31, 2019, and 907 at December 31, 2019.The decrease in our headcount was due primarily to the closure of the Carlisle Mine in February 2020.

EARNINGS (LOSS) PER SHARE

	2nd 2019	3rd 2019	4th 2019	1st 2020
Basic and diluted	$(.11)	$(.12)	$(1.95)	$(0.12)

	2nd 2018	3rd 2018	4th 2018	1st 2019
Basic and diluted	$—	$.09	$.09	$.23

INCOME TAXES

Our effective tax rate (ETR) is estimated at ~37% and ~0% for the three months ended March 31, 2020, and 2019, respectively. For the three months ended March 31, 2020, the Company utilized a discrete period method to calculate taxes, as it does not believe the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding COVID-19.  Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

MSHA REIMBURSEMENTS

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies. After applying the provisions of ASU 2014‑09, as of March 31, 2020, we do not consider unreimbursed costs from our customers related to these compliance matters to be material and have constrained such amounts and will recognize them when they can be estimated with reasonable certainty.

RESTRICTED STOCK GRANTS

See “Item 1. Financial Statements - Note 10. Stock Compensation Plans” for a discussion of RSUs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes from the disclosure in our 2019 Form 10‑K.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS

We maintain a system of disclosure controls and procedures that are designed for the purpose of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our CEO, CFO, and CAO as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO, CFO, and CAO of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO, CFO, and CAO concluded that our disclosure controls and procedures are effective for the purposes discussed above.

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our activities have been and will continue to be adversely affected by the global outbreak of the novel coronavirus (COVID-19), which may prevent us from meeting our targeted production levels, negatively impact our customers’ demand for coal and their ability to honor or renew contracts, adversely affect the health and welfare of Company personnel, prevent our vendors and contractors from performing normal and contracted activities, and negatively affect our liquidity and results of operations.

The recent outbreak of COVID-19, which was first detected in Wuhan, China in December 2019 and declared a pandemic by the World Health Organization in March 2020, could have a material and adverse effect on our business, financial condition, and results of operations. The outbreak has resulted and may continue to result in disruptions to economic and industrial activity worldwide.

In addition to the potential impact on coal demand and volatility in coal prices, COVID-19 may result in disruptions or restrictions on our employees’ ability to operate our coal mines in the ordinary course of business, which would restrict our production capacity. Similarly, we cannot predict how, if at all, the outbreak will affect our suppliers’ ability to provide the mining materials and equipment we require. If our production capacity or our ability to meet our supply needs is affected, our business and our financial results could be materially and adversely affected. Finally, the COVID-19 pandemic has substantially affected national and international financial markets, which could affect our ability to obtain financing for our business, severely limiting liquidity and credit availability.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, including, but not limited to, those relating to coal prices; economic and market conditions; decreases in coal consumption; disruptions in the availability of mining and other industrial supplies; changes in purchasing patterns of our customers and their effects on our coal supply agreements; our ability to obtain financing and insurance upon favorable terms; among others.

The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the virus, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak, and the impact on the U.S. or global economy. As a result, at the time of this filing, it is impossible to predict the overall impact of COVID-19 on our business, liquidity, capital resources, and financial results.

ITEM 4. MINE SAFETY DISCLOSURES

Safety is a core value at for us and our subsidiaries. As such, we have dedicated a great deal of time, energy, and resources to creating a culture of safety. We are proud of the mine rescue team at Sunrise Coal, who placed 2nd overall in the National Mine Rescue contest held in Lexington, Kentucky in September 2019.We would also like to recognize Willie Hamilton, who finished second in the nation on pre-shift and Steve Earle, who was first in Indiana on bench.

See Exhibit 95 to this Form 10‑Q for a listing of our mine safety violations.

ITEM 6.    EXHIBITS

10.1	Second Amendment To The Third Amended And Restated Credit Agreement dated April 15, 2020
10.2	US SBA Loan (PPP) dated April 16, 2020
15.1	Letter Regarding Unaudited Interim Financial Information – Plante Moran
31.1	SOX 302 Certification
31.2	SOX 302 Certification
31.3	SOX 302 Certification
32	SOX 906 Certification
95	Mine Safety Disclosures
101	Interactive Files

i

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: May 11, 2020	/S/ LAWRENCE D. MARTIN
Lawrence D. Martin, CFO

Date: May 11, 2020	/S/ R. TODD DAVIS
R. Todd Davis, CAO