Form 10-K/A
period 2019-12-31
HALLADOR ENERGY CO
filed 2020-06-12
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-3473
"COAL KEEPS YOUR LIGHTS ON"	"COAL KEEPS YOUR LIGHTS ON"

HALLADOR ENERGY COMPANY (www.halladorenergy.com)
Colorado	84-1014610
(State of incorporation)	(IRS Employer Identification No.)

1183 East Canvasback Drive, Terre Haute, Indiana	47802
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 303.839.5504

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	HNRG	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports publicly-traded Section 13 or 15 (d) of the Act. Yes ☐ No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "larger accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☑ Accelerated filer
☐ Non-accelerated filer	☑ Smaller reporting company
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

The aggregate market value of the common stock held by non-affiliates (public float) on June 28, 2019, was $113,764,353 based on the closing price reported that date by the Nasdaq of $5.51 per share.

As of June 12, 2020, we had 30,419,967 shares outstanding.

Our Annual Meeting of Shareholders will be held on October 9, 2020, in Terre Haute, IN.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this "Amendment No. 1") amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Form 10-K") originally filed on March 9, 2020 (the "Original Filing") by Hallador Energy Company, a Colorado corporation ("Hallador" the "Company," "we," or "us"). We are filing this Amendment No. 1 to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019, plus the additional 45 days conditional relief allowed under the Securities and Exchange Commission order dated March 25, 2020.

In addition to providing the omitted information required by Items 10 through 14 of Part III, this Amendment No. 1 amends Item 15 of Part IV to include new certifications being provided with this Amendment No.1 under Section 302 of the Sarbanes-Oxley Act of 2002 and amends the cover page to remove the statement that information is being incorporated by reference from our definitive proxy statement.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a time after the filing of the Original Filing. Accordingly, this 10-K/A should be read in conjunction with our Form 10-K and our other filings with the SEC.

	TABLE OF CONTENTS

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance	3
Item 11.	Executive Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
Item 13.	Certain Relationships and Related Transactions, and Director Independence	13
Item 14.	Principal Accounting Fees and Services	14

Part IV

Item 15.	Exhibits, Financial Statement Schedules	16

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

OUR MANAGEMENT TEAM

Hallador is led by Brent K. Bilsland, our Chairman and Chief Executive Officer, whose biography appears below under "Our Board of Directors," and Mr. Lawrence D. Martin, our Chief Financial Officer, whose biography appears under "Named Executive Officer."

OUR BOARD OF DIRECTORS

Name	Age	Position(s) and year appointed
Brent K. Bilsland	46	Chairman (2018), CEO (2014), President and Director (2009)
David C. Hardie	69	Director (1989)
Steven R. Hardie	66	Director (1994)
Bryan H. Lawrence	77	Director (1995)
David J. Lubar	65	Director (2018)
Charles R. Wesley, IV	41	Director (2018)

BRENT K. BILSLAND, Chairman of the Board, President, and CEO, has served on the Board since 2009. Mr. Bilsland was elected Chairman of the Board in March 2018, appointed CEO in January 2014, and has been a director and our President since 2009. He was President of Sunrise Coal, LLC, our primary operating subsidiary, from July 2006 through November 2017, and Vice President of Knapper Corporation, a private corporation, from 1998 to 2004.  Mr. Bilsland is a graduate of Butler University located in Indianapolis, Indiana.

Mr. Bilsland brings broad industry experience and significant operational capabilities to our Company. He has an intimate understanding of our business and its operations that benefit us.   In 2015 and 2016, Mr. Bilsland served as the Chairman of the Indiana Coal Council. Mr. Bilsland's investment in our Common Stock, combined with his wife and children, is 4.1% (1,239,483 shares). Additionally, he has 137,500 RSUs that vest equally over the next two years on December 16, 2020, and December 16, 2021.

DAVID C. HARDIE, Director, has served on the Board since 1989.  He serves as Chair of our Audit Committee. From July 1989 through January 2014, Mr. Hardie was our Chairman of the Board.   He is the Chairman of the Board and Chief Executive Officer of Hallador Investment Advisors Inc., which manages Hallador Cash Fund LP, Hallador Alternative Assets Fund, Moka Fund, and Hallador Balanced Fund. Mr. Hardie is also the Managing Member of a group of three restaurants in Sacramento, California. He serves as a director and partner of other private entities that are owned by members of his family and also serves as a director of Parasol Tahoe Community Foundation.  Mr. Hardie is a graduate of California Polytechnic University, San Luis Obispo.  He also attended the Owner/President Management program at the Harvard Business School.

Mr. David C. Hardie, who controls 6.0% of our Common Stock, has been a board member for the last 31 years. His significant broad experience, as well as an intimate knowledge of our Company, is a tremendous benefit to us in planning and executing our corporate strategy.

STEVEN R. HARDIE, Director, has served on the Board since 1994. He is the manager of NextG LLC, a family investment partnership formed in 2016. For the past 34 years, he has been a private investor and serves as director and partner of other private entities owned by members of his family.

Mr. Steven R. Hardie, who controls 5.3% of our Common Stock, has been a board member for the last 26 years. His experience and intimate knowledge of our Company adds significant value to the Board. As with most of our other board members, he too has a significant indirect monetary investment in our Company and accordingly has a vested interest in our success.

BRYAN H. LAWRENCE, Director, has served on the Board since 1995. Mr. Lawrence is a founder and senior manager of Yorktown Partners LLC, the manager of the Yorktown group of investment partnerships, which make investments in companies engaged in the energy industry. The Yorktown partnerships were formerly affiliated with the investment firm of Dillon, Read & Co. Inc., where Mr. Lawrence had been employed since 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. Mr. Lawrence also serves as a director of Carbon Natural Gas Company, Ramaco Resources, Inc., and Star Group, LP (each a United States publicly-traded company) and certain non-public companies in the energy industry in which Yorktown partnerships hold equity interests. Mr. Lawrence is a graduate of Hamilton College and also has an MBA from Columbia University.

Mr. Lawrence, who controls 4.8% of our Common Stock, has been a board member for the last 25 years. He sits on numerous boards for both private and public companies that are involved in the energy business. His experience with us and in other energy companies, gives us a significant benefit. As with most of our other board members, he too has a significant indirect monetary investment in our Company and accordingly has a vested interest in our success.

DAVID J. LUBAR, Director, has served on the Board since August 2018. Mr. David Lubar is President and CEO of Lubar & Co. He began his career in 1977 at Norwest Bank (n/k/a Wells Fargo Bank) in Minneapolis, where he spent six years in commercial and correspondent banking. Mr. Lubar joined Lubar & Co. in 1983 and has served as lead investor to over 20 companies in a wide range of industries and various stages of development. He currently serves as a director of each of the Lubar Companies as well as Northwestern Mutual Life Insurance Co., BMO Financial Corp., Milwaukee Brewers Baseball Team, and several other private companies. He also serves in many community leadership positions throughout the Milwaukee area. Mr. Lubar has a Bachelor of Arts degree from Bowdoin College and a Master of Business Administration from the University of Minnesota.

Mr. David Lubar controls 9.2% of our Common Stock and was elected to our Board on August 4, 2018, to fill the board seat vacated by his father, Sheldon B. Lubar. Mr. David Lubar has extensive public and private company board expertise in the areas of finance and private equity. His experience provides him insight from the view of an investor and board member.

CHARLES R WESLEY, IV, Director, has served on the Board since August 2018. Mr. Wesley has served as President of Thoroughbred Resources LP (a Yorktown Partners affiliate) since 2014 and CEO since 2016. Mr. Wesley served as Chief Planning and Commercial Officer of Ramaco Resources and, before joining Thoroughbred, Senior Director of Finance and Senior Counsel at CenturyLink (formerly Level 3 Communications), where he was also responsible for the operation and ultimate disposition of the company's coal mining operations. Prior to CenturyLink, he worked at the law firms of Akin, Gump, Strauss, Hauer & Feld and Strasburger & Price, focusing on international energy transactions. He began his career with a coal company as a mining engineer and is an active investor in natural resources and financial technology. Mr. Wesley is a board member across multiple industries and philanthropic organizations. Mr. Wesley holds a Juris Doctorate from the University of Kentucky College of Law and a Bachelor of Science in Mining Engineering from Virginia Polytechnic Institute.

Mr. Wesley brings a wealth of invaluable coal mining industry knowledge and experience to the Board. His vast knowledge of the industry assists the Board in driving future and potential growth and expansion opportunities.

OUR NAMED EXECUTIVE OFFICER

LAWRENCE D. MARTIN, CPA, age 54, is our Executive Vice President and Chief Financial Officer. In 2017 he was promoted to President of Sunrise Coal, LLC. Before his promotion, he was Chief Financial Officer of Sunrise Coal, a position he held for ten years. Before joining Sunrise Coal in 2007, he worked 19 years for CliftonLarsonAllen, LLP (CLA).  Mr. Martin was a Senior Manager at CLA before his employment with Sunrise Coal.  Mr. Martin is a graduate of Indiana State University and received his Bachelor of Science degree in Accounting in 1988.

BOARD AND ITS COMMITTEES

Chairman

Our Board does not have a fixed policy regarding the roles for the Chairman of the Board ("Chairman") and CEO on whether they should be served independently or jointly. Currently, Mr. Bilsland holds both positions. We see the dual role as a bridge between management and the Board. We believe that a Chairman who understands the day-to-day business and the important issues to be addressed by the Board is currently in the Company and the shareholders' best interest. Our Board members have a significant monetary stake in the Company and believe they can provide oversight to the combined role

Due to the size of our Board, we do not have a Lead Independent Director.

Independent and Non-Management Directors

After considering the standards for independence adopted by Nasdaq, the SEC, and various other factors as described herein, the Board has determined that all of our current directors, other than Mr. Bilsland, are independent.  Mr. David C. Hardie and Mr. Charles Wesley are the only non-employee directors that receive compensation from us.

Board Meetings and Attendance

During 2019, the Board held six meetings, and each of the committees held the number of meetings included in the description of the committees set forth below. Each board member up for re-election attended at least 75% of the Board and Committee meetings, which he served on during the year.

We do not have a specific policy regarding attendance at the annual shareholders meeting. All directors, however, are encouraged to attend if available. Five of six directors participated at the 2019 Annual Meeting of Shareholders, one in person and four via conference call.

Executive Sessions of Non-Management Directors

To promote open discussions, our non-management directors meet in executive sessions regularly after scheduled board meetings.

Committees

Our Board has three separately designated standing committees: an Audit Committee, a Compensation Committee, and a Nominating Committee. The committee charters are available on our website, www.halladorenergy.com.

The membership and purposes of each of the committees are described below.

Audit Committee
David C. Hardie Chair and Financial Expert Bryan H. Lawrence David J. Lubar

All of our Audit Committee members are "independent" as defined by the Nasdaq listing standards, including those standards applicable specifically to audit committee members.

Also, no member of the Audit Committee has served as one of our officers or employees at any time.  All members of the Audit Committee are "non-employee directors" as defined in SEC rules.

In addition to regularly scheduled meetings, the committee meets separately in executive sessions with representatives of our independent auditor. The Audit Committee approves the appointment and services of the independent auditor and reviews the general scope of the audit and audit-related services, matters relating to internal controls, and other matters related to accounting and reporting functions.

The Audit Committee assists the Board in fulfilling its oversight responsibilities concerning:

	(i)	The integrity of the financial reports and other financial information provided by us to the public or any governmental body;

	(ii)	our compliance with legal and regulatory requirements;

	(iii)	our systems of internal controls over financial reporting;

	(iv)	the qualifications and independence of our independent auditors;

	(v)	our auditing, accounting, and financial reporting processes generally; and

	(vi)	the performance of such other functions as the Board may assign from time to time.

To this end, the Audit Committee will maintain free and open communication with the Board, the independent auditors, and any other person responsible for our financial management.

The Board also determined that Mr. David C. Hardie qualifies as an audit committee financial expert under the applicable SEC rules.

The Audit Committee met four times in 2019.

Compensation Committee
David J. Lubar Chair David C. Hardie Steven R. Hardie Bryan H. Lawrence

All of our Compensation Committee members are "independent" as defined by the Nasdaq listing standards, including those standards that apply specifically to compensation committee members. Also, no member of the Compensation Committee has served as one of our officers or employees at any time. All members of the Compensation Committee are "non-employee directors."

The purpose of our Compensation Committee is to:

	(i)	oversee our executive and director compensation;

	(ii)	oversee and administer our stock incentive plans;

The Compensation Committee did not meet in 2019, but many actions were taken by unanimous written consent.

Nominating Committee
Charles R. Wesley, IV Chair David C. Hardie Steven R. Hardie Bryan H. Lawrence David J. Lubar

No member of the Nominating Committee has served as one of our officers or employees at any time. All members of the Nominating Committee are independent, as defined in SEC rules.

The purpose of our Compensation Committee is to:

	(i)	assist our Board by identifying individuals qualified for election and re-election as Board members and to recommend to our Board, the director nominees for each annual meeting of shareholders, subject to the provisions of any shareholder or similar agreement binding on us;

	(ii)	recommend to the Board director nominees for each committee of the Board, subject to the provisions of any shareholder or similar agreement binding on us, and act on specific matters within its delegated authority, as determined by the Board from time to time.

The Nominating Committee met once in 2019.

Changes to Procedures for Recommending Nominees for the Board of Directors. None

Board Risk Oversight

Our Board has ultimate responsibility for general oversight of risk management processes.  The Board receives regular reports from Mr. Bilsland on areas of risk we face. Our risk management processes are intended to identify, manage, and control risks so that they are appropriate considering our scope, operations, and business objectives. The full Board engages with the appropriate members of management to enable its members to understand and provide input and oversight of our risk identification, risk management, and risk mitigation strategies. The Audit Committee also meets without management present to, among other things, discuss our risk management culture and processes.  In the event, a committee receives a report from a member of management regarding areas of risk, the Chairman of the relevant committee will report on the discussion to the full Board to the extent necessary or appropriate. This enables the Board to coordinate risk oversight, particularly concerning interrelated or cumulative risks that may involve multiple areas for which more than one committee has responsibility.

Certain Relationships and Related Party Transactions

Any transaction with a related person must be approved in advance by our Audit Committee. The Audit Committee approves only those related person transactions that are determined to be in, or not inconsistent with, the best interests of the Company and our stockholders, taking into account all available facts and circumstances as the Audit Committee determines in good faith to be necessary. In reviewing and approving such transactions, the Audit Committee shall obtain or shall direct management to obtain on its behalf, all information that the Audit Committee believes to be relevant and important to a review of the transaction before its approval. The Audit Committee may adopt any further policies and procedures relating to the approval of related person transactions that it deems necessary or advisable from time to time.

Anti-Hedging and Anti-Pledging Policy

We maintain an insider trading policy that applies to our officers and directors that prohibits trading our securities when in possession of material non-public information. It prohibits the hedging of our securities, including short sales or purchases or sales of derivative securities based on our securities, and, unless our Audit Committee approves an exemption, the pledging of our securities. Since the adoption of our insider trading policy, the Audit Committee has not granted any such exemptions to the policy's general prohibition on pledging.

Ownership Policy

We have not adopted a formal stock ownership policy for our NEOs, but through the vesting of the RSUs, they hold a significant portion of their wealth in our stock.

Code of Conduct

Our Board adopted the Company's Code of Conduct, which provides general statements of our expectations regarding ethical standards that we expect our directors, officers, and employees to adhere to while acting on our behalf. The Code of Conduct provides, among other things, that our directors, officers, and employees will: (i) comply with all laws, rules, and regulations applicable to us; (ii) avoid conflicts of interest; (iii) protect our assets and maintain our confidentiality; (iv) honestly and accurately maintain records and make required disclosures; and (v) promote ethical behavior and report violations of laws, rules, regulations or the Code of Conduct.

The Code of Conduct is available on our website, www.halladorenergy.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and related regulations require our Section 16 officers and directors and persons who beneficially own more than 10% of our common stock to file with the SEC. We believe all of these reports were timely filed based upon our review of the reports filed with the SEC.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

Only two of our directors receive compensation for their services on the Board.

Director Name	Position	2019 fees earned or paid in cash	2018 fees earned or paid in cash
David C. Hardie	Chairman of the Audit Committee	$20,000	$20,000
Charles R. Wesley, IV	Chairman of the Nominating Committee	$50,000	$50,000

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the "Compensation Discussion and Analysis" section of this Form 10-K/A with management. Based on its review and discussion with management, the compensation committee recommended to the Board that the "Compensation Discussion and Analysis" section be included in this Form 10-K/A.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation of our named executive officers ("NEOs") is determined under our executive compensation plan, which is overseen by the compensation committee. Our Board controls 29.4% of Common Stock, and our Compensation Committee is comprised of four directors who together control 25.3 % of our shares outstanding. The Compensation Committee determines how the NEOs should be compensated.

For 2019, we had two NEOs. Our NEOs do not have:

●	Employment agreements.

●	Excessive perquisites such as company aircraft, car leases, or country club memberships.

●	Stock options.

●	Post-employment benefits other than our 401(k) plan, which is available to all employees.

●	Separate health benefit programs. They participate in the same health plan offered to all of the employees and their families.

Our CEO received a housing allowance that offset the increased housing expense for his move from Indiana to Colorado. The housing allowance, which covered rent through July 2020, was grossed up for all applicable payroll taxes.

Our Compensation Committee does not use outside consultants to determine executive compensation. Our Board believes that based on their many years of business experience, they have the requisite knowledge to decide on our NEOs compensation.

Our compensation is designed to retain and reward our NEO's by establishing a base salary that provides a degree of financial certainty and stability coupled with RSU awards that vest over time to help ensure that they have a stake in the Company's long-term success by providing an incentive to improve the overall growth, profitability, and value of our company while aligning their interests with those of our shareholders.

Based on W-2s, in 2019, at minimum, ~26% of our NEOs' compensation was attributable to the vesting of RSUs, and in 2018, 46% of their compensation was due to the vesting of RSUs

Our NEOs' 2019 compensation was set under the Four-Year Compensation Plan (The Four-Year Plan) adopted in June 2017. Our compensation components are:

●	Annual Base Salary (not attached to performance goals) – salaries set for 2018-2021.

●	RSUs that vest/lapse annually equally over four years. The first vesting was on December 14, 2018. Such RSUs were issued under the shareholder approved Amended and Restated Restricted Stock Unit Plan.

●

Retention Bonus in the event of a change of control due to (1) the acquisition by any person or group of related persons (as determined pursuant to section 13(d)(3) of the Securities Exchange Act of 1934) of beneficial ownership of securities of the Corporation representing fifty percent (50%) or more of the total number of votes that may be cast for the election of Board members, or (ii) shareholder approval of (A) any agreement for a merger or consolidation in which the Corporation will not survive as an independent corporation or other entity, or (B) any sale, exchange or other disposition of all or substantially all of the Corporation's assets, including, without limitation, the sale, exchange or other disposition of the equity securities or assets of Sunrise Coal, LLC.

The Four-Year Plan was terminated on March 5, 2020, and replaced with the two-year 2020 Plan (the “2020 Plan”), see Exhibit 10.1 attached hereto. The compensation components of the 2020 Plan are:

●	Annual Base Salary (not attached to performance goals) – salaries set for 2020-2021.

●	RSUs that vest annually equally over two years. The first vesting will be on December 16, 2020. Such RSUs were issued under the shareholder approved Amended and Restated Restricted Stock Unit Plan.

●

Retention Bonus in the event of a change of control due to (1) the acquisition by any person or group of related persons (as determined pursuant to section 13(d)(3) of the Securities Exchange Act of 1934) of beneficial ownership of securities of the Corporation representing fifty percent (50%) or more of the total number of votes that may be cast for the election of Board members, or (ii) shareholder approval of (A) any agreement for a merger or consolidation in which the Corporation will not survive as an independent corporation or other entity, or (B) any sale, exchange or other disposition of all or substantially all of the Corporation's assets, including, without limitation, the sale, exchange or other disposition of the equity securities or assets of Sunrise Coal, LLC.

●

Performance Bonus is an amount based on performance relative to the target goals as of the relevant date. The performance plan term and conditions are consistent with the Company’s goals for the performance period of January 1, 2020 to December 31, 2020.

NAMED EXECUTIVE OFFICERS (NEOs) COMPENSATION

Outlined in the table below, is our NEOs compensation for 2017-2019.

Summary Compensation Table Under Item 402 of Regulation S-K

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Dividends on outstanding RSUs	Other		Total
Brent K. Bilsland	2019	$385,000	$44,423		$33,000	$218,031	(1)	$680,454
Chairman, President and CEO	2018	385,000	44,423		44,000	72,407	(2)	545,830
	2017	350,000	40,385	$4,004,750	38,000	10,800	(3)	4,443,935

Lawrence D. Martin	2019	231,000	17,769		18,000	11,200	(3)	277,969
CFO	2018	231,000	35,769		24,000	11,000	(3)	301,769
	2017	210,000	34,154	2,550,300	21,600	10,800	(3)	2,826,854

(1)	Consists of 401(k) matching contributions and $206,831 housing allowance related to Mr. Bilsland's relocation to Colorado.
(2)	Consists of 401(k) matching contributions and $61,407 housing allowance related to Mr. Bilsland's relocation to Colorado.
(3)	Includes 401(k) matching contributions.

Compensation per W-2s and "At-Risk" Compensation

Name and Principal Position	Fiscal Year	Salary	Bonus	Value Realized on RSU Vesting	Dividends on outstanding RSUs	Other (1)	Total W-2 Compensation	Percentage of "At-Risk" Compensation
Brent K. Bilsland	2019	$385,000	$44,423	$188,375	$33,000	$206,831	$857,629	26%
Chairman, President and CEO	2018	$385,000	44,423	370,593	44,000	61,407	905,423	46%
	2017	350,000	40,385	2,334,500	38,000		2,762,885	86%

Lawrence D. Martin	2019	231,000	17,769	102,750	18,000		369,519	33%
CFO	2018	231,000	35,769	202,125	24,000		492,894	46%
	2017	210,000	34,154	1,671,600	21,600		1,937,354	87%

(1)	Housing allowance related to Mr. Bilsland’s relocation to Colorado.

Outstanding Equity Awards at December 31, 2019

The following table sets forth information concerning the outstanding stock awards held on December 31, 2019, by the named executive officers.

Name and Principal Position	Number of Shares or RSUs That Have Not Vested	Market Value of Shares or RSUs That Have Not Vested (3)
Brent K. Bilsland	137,500(1)	$408,375
Chairman, President and CEO

Lawrence D. Martin	75,000(2)	222,750
CFO

(1)	68,750 RSUs will vest each year on December 16, 2020, December 16, 2021.
(2)	37,500 RSUs will vest each year on December 16, 2020, and December 16, 2021.
(3)

Market value is calculated at the number of common shares indicated multiplied by $2.97, which was the closing price of the Company's common shares on December 31, 2019, as reported by the Nasdaq Stock Market.

2020 Named Executive Officers (NEOS) Compensation

Name and Principal Position	Salary	Dividends on outstanding RSUs	Total	RSU Awards That Vest On December 16, 2020
Brent K. Bilsland	$500,000	$5,500	$505,500	68,750
Chairman, President and CEO

Lawrence D. Martin	300,000	3,000	$303,000	37,500
CFO

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

RESTRICTED STOCK UNIT PLAN AND STOCK BONUS PLAN

On December 31, 2019, we had 488,500 RSUs outstanding and 1,383,848 available for future issuance. As of May 31, 2020, there are 510,500 RSUs outstanding and 1,361,848 RSUs available for future issuance.

Our stock bonus plan was authorized in late 2009 with 250,000 shares, of which 86,383 shares are available for future issuance. We did not issue shares from the Stock Bonus Plan in 2019

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and accompanying footnotes show information as of May 31, 2020, regarding the beneficial ownership of our common stock by (i) each person who is known by us to own more than 5% beneficially of our common stock; (ii) each member of our Board of directors and our NEOs; and (iii) all members of our Board of directors and our executive officers as a group. The number of shares and percentages of beneficial ownership set forth below is based on 30,419,967 shares of our common stock issued and outstanding as of May 31, 2020.

We do not have any RSUs that vest within 60 days of the date of this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent (1)
5% STOCKHOLDERS:
Lubar Equity Fund LLC 700 North Water Street, Suite 1200 Milwaukee, WI 53202	2,788,685	9.2
Extract Capital Master Fund, LLC 55 Fifth Avenue, Suite 1702 New York, NY 10003	1,968,218	6.5
Hallador Alternative Assets Fund (2) 940 Southwood Blvd., Suite 201 Incline Village, NV 89451	1,671,465	5.5
DIRECTORS AND NAMED EXECUTIVE OFFICERS:
David J. Lubar (3) 833 E. Michigan Street, Suite 1500 Milwaukee, WI 53202	2,788,685	9.2
David C. Hardie (4) 940 Southwood Blvd., Suite 201 Incline Village, NV 89451	1,840,934	6.0
Steven R. Hardie (5) P. O. Box 6629 Incline Village, NV 89450	1,596,160	5.3
Bryan H. Lawrence (6) 410 Park Avenue New York, NY 10022	1,465,744	4.8
Brent K. Bilsland (7)	1,239,483	4.1
Lawrence D. Martin	307,395	1.0
Charles R. Wesley IV	14,347	*
Named Executive Officers and Directors rounded as a group (7) persons	9,252,748	30.4

*	Ownership is less than 1%

(1)	Based on shares issued and outstanding as of May 31, 2020.

(2)

Hallador Alternative Assets Fund LLC ("HAAF") beneficially owns 1,671,465 shares. HAAF is a Delaware limited liability company. HAAF is a private equity investment fund directed or controlled by its managing members, Hallador Management LLC, and David C. Hardie.

(3)

These shares are owned indirectly through Lubar Equity Fund LLC. The Fund is managed and controlled by Lubar & Co., Inc., of which Mr. Lubar is a director and President of Lubar & Co. Mr. Lubar may be deemed to share voting and dispositive power as to these shares. Mr. Lubar disclaims beneficial ownership in these shares except to the extent of his respective pecuniary interest therein.

(4)	Mr. David C. Hardie's shares include 1,671,465 shares owned by HAAF. He also individually owns 169,469 shares directly.

(5)

Mr. Steven R. Hardie individually owns 139,089 shares directly.

Mr. Steven R. Hardie's shares include 21,489 shares beneficially owned by the Steven Robert Hardie Trust; 13,481 shares beneficially owned by the Sandra Hardie Trust; and 1,422,101 shares owned by NextG Partners, LLC, a Nevada limited liability company. Steven R. Hardie is a member and manager of NextG Partners, LLC, owning 38% of its membership interests. He disclaims beneficial ownership of the other 62% of the shares held by NextG Partners or 881,703 shares

Mr. Steven R. Hardie is also the trustee of the Steven Robert Hardie Trust. Mr. Steven R. Hardie's spouse, Sandra Hardie, is the trustee of the Sandra W. Hardie Revocable Family Trust. Mr. Steven R. Hardie disclaims any beneficial ownership in any other shares held by the above-described entities.

(6)

Mr. Lawrence owns 499,746 shares directly and includes 604,904 shares owned by Yorktown Energy Partners, VI LP, and 361,094 shares owned by Yorktown Energy Partners, VII LP, of which Mr. Lawrence disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(7)	Includes 462,857 shares owned by Mr. Bilsland's spouse and minor children. Mr. Bilsland disclaims beneficial ownership of such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

ABOUT OUR BOARD OF DIRECTORS

DIRECTOR INDEPENDENCE

The Board has determined that all of our current non-employee directors are independent within the meaning of SEC and Nasdaq rules. The Board determined that all of the directors serving on the Audit Committee, Compensation Committee, and Nominating Committee are independent within the meaning of SEC and Nasdaq rules.

OTHER INFORMATION

REVIEW AND APPROVAL OF TRANSACTIONS WITH RELATED PERSONS

All related party transactions involving us and related persons are reviewed and approved by our Board. Related person transactions are those that meet the minimum threshold for disclosure in the proxy statement under relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest).

Item 14. Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Auditors

Our audit committee approved the engagement of Plante & Moran, PLLC (“Plant Moran”) as our independent registered public accounting firm.

Our consolidated financial statements for the fiscal years ended December 31, 2019, and 2018 have been audited by Plante Moran which has served as our independent registered public accounting firm for those years.

For 2019 and 2018, our audit partner was Brent Peterson age (54), and Nathan Gordon (age 41) was the concurring partner. For 2020 our audit partner is Nathan Gordon (41) and Doug Reeb (46) is our concurring partner.

Audit Fees

Audit fees for 2019 were $338,000 for the audit plus an additional $16,000 for the 401k plan. Audit fees for 2018 were $342,000 plus an additional $15,500 for the 401(k) audit.

Pre-Approval Policy

The Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided by Plante Moran. The policy requires that all services Plante Moran provides to us be pre-approved by the Audit Committee. The Audit Committee approved all services provided by Plante Moran during 2019 and 2018.

Audit Committee Report

Review of Fiscal Year 2019 Consolidated Financial Statements

The Audit Committee of the Board of Directors is comprised of independent directors and operates under a written charter adopted by the Board of Directors. The Audit Committee Charter is reviewed and updated as needed per applicable rules of the SEC and The Nasdaq Stock Market.

The Audit Committee serves in an oversight capacity. Management is responsible for the Company's internal controls over financial reporting. The independent auditors are responsible for performing an independent audit of the Company's financial statements per the standards of the Public Company Accounting Oversight Board ("PCAOB") and issuing a report thereon. The Audit Committee's primary responsibility is to monitor and oversee these processes and to select and retain the Company's independent auditors. In fulfilling its oversight responsibilities, the Audit Committee reviewed with management the Company's audited financial statements and discussed not only the acceptability but also the quality of the accounting principles, the reasonableness of the significant judgments and estimates, critical accounting policies and the clarity of disclosures in the audited financial statements prior to issuance.

The Audit Committee reviewed and discussed the audited financial statements as of and for the year ended December 31, 2019, with the Company's independent auditors, Plante & Moran PLLC ("Plante Moran"), and discussed not only the acceptability but also the quality of the accounting principles, the reasonableness of the significant judgments and estimates, critical accounting policies and the clarity of disclosures in the audited financial statements prior to issuance. The Audit Committee discussed with Plante Moran the matters required to be discussed by the applicable requirements of the PCAOB and the SEC. The Audit Committee has received the written disclosures and the letter from Plante Moran required by the applicable requirements of the PCAOB regarding independent auditor communications with the Audit Committee concerning independence and has discussed with Plante Moran.

Based on the review and discussions with our independent registered public accounting firm, Plante & Moran, PLLC., the Audit Committee has recommended to the Board of Directors, and the Board has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2019, for filing with the SEC.

MEMBERS OF THE AUDIT COMMITTEE:

David C. Hardie – Chairman of the Committee

Bryan H. Lawrence

David J. Lubar

OTHER INFORMATION

Shareholder Proposals For 2020 Annual Meeting

Our 2020 Annual Meeting of Shareholders (the "Meeting") is scheduled for Friday, October 9, 2020, at 10:30 a.m. eastern time in Terre Haute, Indiana. The record date for the Meeting is August 20, 2020.

Because the Meeting will be held more than 30 days from the calendar date of our 2019 Annual Meeting of Shareholders, the deadline for shareholder nominations of directors or proposals for consideration at the Meeting listed in our 2019 Proxy Statement on Schedule 14A, no longer applies. As a result, any qualified shareholder that wants to have their proposal included in the 2020 Proxy Statement must submit it in writing to us no later than July 17, 2020.

Notices should be addressed in writing to Hallador Energy Company, 1183 East Canvasback Drive, Terre Haute, Indiana 47802, attention: Corporate Secretary.

INCORPORATION BY REFERENCE

Neither the compensation committee report nor the audit committee report shall be deemed soliciting material or filed with the SEC. Neither of these reports shall be considered to be incorporated by reference into any of our prior or future SEC filings except to the extent that we specifically incorporate such information by reference. Also, this document includes certain website addresses, that are intended to provide inactive, textual references only. The information on these websites is not part of this document.

AVAILABILITY OF SEC FILINGS, CODE OF CONDUCT AND COMMITTEE CHARTERS

Copies of our reports on Forms 10-K (including the financial statements and financial statement schedules), 10-Q, 8-K and all amendments to those reports filed with the SEC, Code of Conduct and the charters of the audit, compensation, and nominating committees, and any stock ownership reports filed by our executive officers, directors and 10%+beneficial owners for our common stock are posted on, and free of charge, on our website, www.halladorenergy.com, by telephone to (303) 839-5504 or by mail to Investor Relations, Hallador Energy Company, 1183 East Canvasback Drive, Terre Haute, Indiana 47802.

Information on or accessible through our website is not incorporated by reference into this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Our exhibit index is as follows:

3.1	Bylaws as amended on December 24, 2009
10.1	Hallador Energy Company 2020 Compensation Plan adopted March 5, 2020
31.1	SOX 302 Certification - President and CEO
31.2	SOX 302 Certifications - CFO
31.3	SOX 302 Certifications - CAO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: June 12, 2020	/s/LAWRENCE D. MARTIN
Lawrence D. Martin, CFO

Date: June 12, 2020	/s/R. TODD DAVIS
R. Todd Davis, CAO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/DAVID C. HARDIE
David C. Hardie	Director	June 12, 2020

/s/BRYAN H. LAWRENCE
Bryan Lawrence	Director	June 12, 2020

/s/BRENT K. BILSLAND
Brent K. Bilsland	Board Chairman, President, and CEO	June 12, 2020

/s/DAVID J. LUBAR
David J. Lubar	Director	June 12, 2020