Form 10-K/A
period 2019-12-31
HALLADOR ENERGY CO
filed 2020-07-10
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019 OR

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

Registrant's telephone number, including area code: 303.839.5504

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "larger accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of July 10, 2020, we had 30,464,501 shares of common stock outstanding.

EXPLANATORY NOTE

Reason for this Amendment

This Amendment No. 2 on Form 10-K/A ( the "Amendment No. 2") to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Form 10-K") of Hallador Energy Company ("Hallador" the "Company," "we," or "us") originally filed on March 9, 2020 (the "Original Filing"), as amended by Amendment No. 1 to the Original Filing (the "Amendment No. 1"), is filed to include disclosures required by the Securities and Exchange Commission Order dated March 4, 2020 (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (the "Order") that provided 45-day conditional relief to public companies unable to timely comply with their filing obligations as a result of COVID-19. At the time the Company filed its Original Filing, it intended to file a definitive proxy statement for its 2020 Annual Meeting of Shareholders within 120 days of the end of its fiscal year. Amendment No. 1 was filed to present the information required by Part III of the 2019 Form 10-K, as we did not file our definitive proxy statement within 120 days of our fiscal year ended December 31, 2019. This Amendment No. 2 is being filed to include the disclosure below in accordance with the Order, which was inadvertently omitted from Amendment No. 1.

Reliance on SEC Relief from Filing Requirements

The Company filed, on April 29, 2020, a Current Report on Form 8-K indicating the preparation and filing of the information required for Part III of the 2019 Form 10-K was delayed due to the COVID-19 pandemic and related events which resulted in management devoting significant time and attention to assessing the potential impact of COVID-19 and those events on the Company's operations and financial position and developing operational and financial plans to address those matters. Also, out of an abundance of caution, certain employees at our corporate headquarters, including financial reporting and accounting staff, began working remotely when the state of Indiana's "stay at home" order went into effect March 23, 2020.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Item 15 of Part IV to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 2 and this Amendment No. 2 does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 2, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, no other changes have been made to the Original Filing and Amendment No. 1. The Original Filing and Amendment No. 1 continue to disclose information as of the date of filing of the Original Filing and Amendment No. 1, respectively, and we have not updated the disclosures contained therein to reflect any subsequent developments or events. This Amendment No. 2 should be read in conjunction with our Original Filing and Amendment No. 1 and our other filings with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Part IV of our Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment:

Exhibit Number	Description
31.1	* Certification of Principal Executive Officer pursuant to Section 302
31.2	* Certification of Chief Financial Officer pursuant to Section 302

---------------------

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR ENERGY COMPANY

By: /s/LAWRENCE D. MARTIN
Date: July 10, 2020	Lawrence D. Martin Chief Financial Officer