Form 10-Q
period 2020-06-30
HALLADOR ENERGY CO
filed 2020-08-03
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:001-34743

“COAL KEEPS YOUR LIGHTS ON”	“COAL KEEPS YOUR LIGHTS ON”
HALLADOR ENERGY COMPANY (www.halladorenergy.com)

Colorado (State of incorporation)	84-1014610 (IRS Employer Identification No.)

1183 East Canvasback Drive, Terre Haute, Indiana (Address of principal executive offices)	47802 (Zip Code)

Registrant’s telephone number: 812.299.2800

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

As of July 31, 2020, we had 30,465,665 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$7,375	$8,799
Restricted cash (Note 12)	4,508	4,512
Certificates of deposit	—	245
Accounts receivable	13,494	25,580
Prepaid income taxes	975	1,562
Inventory (Note 3)	42,012	28,297
Parts and supplies, net of allowance of $274	9,568	11,775
Prepaid expenses	2,682	1,678
Total current assets	80,614	82,448
Property, plant and equipment, at cost:
Land and mineral rights	114,974	114,722
Buildings and equipment	357,912	351,614
Mine development	87,542	84,160
Total property, plant and equipment, at cost	560,428	550,496
Less - accumulated DD&A	(240,964)	(220,780)
Total property, plant and equipment, net	319,464	329,716
Investment in Sunrise Energy (Note 15)	3,412	3,139
Other long-term assets (Note 4)	8,169	10,324
Total Assets	$411,659	$425,627
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net (Note 5)	$34,311	$33,044
Current portion of PPP note (Note 5)	4,448	—
Accounts payable and accrued liabilities (Note 6)	32,801	31,800
Total current liabilities	71,560	64,844
Long-term liabilities:
Bank debt, net (Note 5)	119,463	140,594
PPP note (Note 5)	5,552	—
Deferred income taxes	2,614	4,884
Asset retirement obligations (ARO)	16,262	15,694
Other	4,701	4,081
Total long-term liabilities	148,592	165,253
Total liabilities	220,152	230,097
Redeemable noncontrolling interests (Note 2)	4,000	4,000
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 30,465 and 30,420 outstanding, respectively	305	304
Additional paid-in capital	102,833	102,215
Retained earnings	84,369	89,011
Total stockholders’ equity	187,507	191,530
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$411,659	$425,627

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Income (Loss)

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE:
Coal sales	$50,473	$71,113	$112,405	$156,348
Other operating income (Note 8)	1,608	1,197	2,214	5,275
Total revenue	52,081	72,310	114,619	161,623
COSTS AND EXPENSES:
Operating costs and expenses	36,165	54,001	84,634	116,420
DD&A	10,217	12,096	20,844	23,834
ARO accretion	343	314	676	623
Exploration costs	208	208	461	488
SG&A	2,678	3,475	5,656	6,459
Interest (1)	2,834	5,369	8,548	9,988
Total costs and expenses	52,445	75,463	120,819	157,812

INCOME (LOSS) BEFORE INCOME TAXES	(364)	(3,153)	(6,200)	3,811

INCOME TAX EXPENSE (BENEFIT) (NOTE 9):
Current	—	78	(524)	(151)
Deferred	(618)	113	(2,270)	306
Total income tax expense (benefit)	(618)	191	(2,794)	155

NET INCOME (LOSS)	$254	$(3,344)	$(3,406)	$3,656

NET INCOME (LOSS) PER SHARE (NOTE 13):
Basic and diluted	$0.01	$(0.11)	$(0.11)	$0.12

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	30,423	30,245	30,421	30,245

(1) Bank interest	2,842	2,933	5,496	5,945
Non-cash interest:
Change in interest rate swap valuation	(617)	1,843	1,976	2,856
Amortization of debt issuance costs	609	542	1,076	1,085
Other	—	51	—	102
Total non-cash interest	(8)	2,436	3,052	4,043
Total interest	$2,834	$5,369	$8,548	$9,988

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$(3,406)	$3,656
Deferred income taxes	(2,270)	306
Equity (income) loss – Sunrise Energy	(1,286)	166
DD&A	20,844	23,834
Gain on sale of assets	—	(100)
Unrealized gain on marketable securities	(14)	(348)
Gain on sale of royalty interests in oil properties	—	(2,949)
Change in fair value of interest rate swaps	1,976	2,856
Change in fair value of fuel hedge	913	—
Amortization and write off of deferred financing costs	1,076	1,085
Accretion of ARO	676	623
Stock-based compensation	636	1,012
Change in current assets and liabilities:
Accounts receivable	12,094	(1,811)
Inventory	(13,715)	(10,416)
Parts and supplies	2,207	(1,889)
Prepaid income taxes	586	1,418
Prepaid expenses	(1,004)	7,267
Accounts payable and accrued liabilities	(6,035)	8,386
Other	3,896	(9,385)
Cash provided by operating activities	$17,174	$23,711
INVESTING ACTIVITIES:
Distribution from investment in Sunrise Energy	1,012	—
Capital expenditures	(10,032)	(18,293)
Proceeds from sale of equipment	56	129
Proceeds from sale of royalty interests in oil properties	—	2,949
Proceeds from sale of marketable securities	2,310	—
Proceeds from maturities of certificates of deposit	245	245
Cash used in investing activities	(6,409)	(14,970)
FINANCING ACTIVITIES:
Payments on bank debt	(26,287)	(27,363)
Borrowings of bank debt	7,250	12,000
Proceeds from PPP loan	10,000	—
Debt issuance costs	(1,903)	—
Taxes paid on vesting of RSUs	(17)	(7)
Dividends	(1,236)	(2,483)
Cash used in financing activities	(12,193)	(17,853)
Decrease in cash, cash equivalents, and restricted cash	(1,428)	(9,112)
Cash, cash equivalents, and restricted cash, beginning of period	13,311	20,094
Cash, cash equivalents, and restricted cash, end of period	$11,883	$10,982
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CONSIST OF THE FOLLOWING:
Cash and cash equivalents	$7,375	$6,406
Restricted cash	4,508	4,576
	$11,883	$10,982

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,571	$6,089
Cash received from income taxes	1,111	1,569
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Capital expenditures included in accounts payable and prepaid expense	$1,527	$5,544
Right-of-use assets acquired by operating lease	—	942

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

2020
			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2020	30,420	$304	$102,534	$84,115	$186,953
Stock-based compensation	—	—	317	—	317
Stock issued on vesting of RSUs	70	1	(1)	—	—
Taxes paid on vesting of RSUs	(25)	—	(17)	—	(17)
Dividends	—	—	—	—	—
Net loss	—	—	—	254	254
Balance, June 30, 2020	30,465	$305	$102,833	$84,369	$187,507

Balance, December 31, 2019	30,420	$304	$102,215	$89,011	$191,530
Stock-based compensation	—	—	636	—	636
Stock issued on vesting of RSUs	70	1	(1)	—	—
Taxes paid on vesting of RSUs	(25)	—	(17)	—	(17)
Dividends	—	—	—	(1,236)	(1,236)
Net loss	—	—	—	(3,406)	(3,406)
Balance, June 30, 2020	30,465	$305	$102,833	$84,369	$187,507

2019
			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2019	30,245	$302	$101,236	$159,589	$261,127
Stock-based compensation	—	—	518	—	518
Stock issued on vesting of RSUs	4	—	—	—	—
Taxes paid on vesting of RSUs	(2)	—	(7)	—	(7)
Dividends	—	—	—	(1,242)	(1,242)
Net loss	—	—	—	(3,344)	(3,344)
Balance, June 30, 2019	30,247	$302	$101,747	$155,003	$257,052

Balance, December 31, 2018	30,245	$302	$100,742	$153,830	$254,874
Stock-based compensation	—	—	1,012	—	1,012
Stock issued on vesting of RSUs	4	—	—	—	—
Taxes paid on vesting of RSUs	(2)	—	(7)	—	(7)
Dividends	—	—	—	(2,483)	(2,483)
Net income	—	—	—	3,656	3,656
Balance, June 30, 2019	30,247	$302	$101,747	$155,003	$257,052

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

The results of operations and cash flows for the three and six months ended June 30, 2020, are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2020.  To maintain consistency and comparability, certain 2019 amounts have been reclassified to conform to the 2020 presentation.

Our organization and business, the accounting policies we follow, and other information are contained in the notes to our consolidated financial statements filed as part of our 2019 Form 10-K. This quarterly report should be read in conjunction with such 10-K.

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

(2)	LONG-LIVED ASSET IMPAIRMENTS

Long-lived assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable.  The impact of COVID-19 is being monitored closely, but for the quarter ended June 30, 2020, there were no material impairment charges recorded for long-lived assets.

Carlisle Mine

We recorded an impairment of $65.7 million as of December 31, 2019 due to our decision to idle the Carlisle Mine during Q4 2019.  The impairment included buildings, land, rail, mine development, equipment, and advanced royalties. Buildings, land, and rail were impaired to their estimated salvage value. The remaining salvage value of land and buildings at the Carlisle Mine is estimated at $1.8 million as of June 30, 2020 and December 31, 2019.

Subsequent to year end during late Q1 2020, we determined that it was economically prudent to permanently close the Carlisle Mine. Equipment totaling  $23  million is being redeployed and will be utilized at the Oaktown mines. No additional impairment costs were recorded during Q1 2020 as a result of the decision to close the Carlisle Mine. Exit and disposal costs to close the mine were $1.1 million, which were recorded as current period costs in Q1 and Q2 of 2020.  The exit and disposal costs during Q2 2020 were $0.6 million.

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

Hourglass Sands

We recorded an impairment of $2.9 million as of December 31, 2019, due to softness in the pricing of the frac sand market.  The impairment included inventory, land, mine development, buildings and equipment and was determined using a market approach.  The remaining fair market value of inventory, equipment, and buildings at Hourglass Sands is $1.8 million and $1.9 million as of June 30, 2020 and December 31, 2019,respectively.

(3)	INVENTORY

Inventory is valued at lower of average cost or net realizable value (NRV).  As of June 30, 2020, and December 31, 2019, coal inventory includes NRV adjustments of $0.6 million and $2.0 million, respectively.

(4)	OTHER LONG-TERM ASSETS (in thousands)

	June 30,	December 31,
	2020	2019
Advanced coal royalties	$6,303	$6,105
Marketable equity securities available for sale, at fair value (restricted)*	—	2,296
Other	1,866	1,923
Total other assets	$8,169	$10,324

* Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

(5)	BANK DEBT

On April 15, 2020, we executed an amendment to our credit agreement with PNC, administrative agent for our lenders.  The primary purpose of the amendment was to modify the allowable leverage ratio over the term of the loan to increase available liquidity.  As a result of the amendment, our maximum annual capital expenditures are limited to $30 million for 2020, and our dividend is suspended until our leverage ratio falls below 2.0X.

In the first half of 2020, we reduced our bank debt $19 million, which as of June 30, 2020 was $161 million.  Bank debt is comprised of term debt ($86  million as of June 30, 2020) and a  $120 million revolver ($75 million borrowed as of June 30, 2020).  The term debt amortization concludes with a final payment in March 2023.  The revolver matures September 2023.  Our debt is recorded at cost, which approximates fair value due to the variable interest rates in the agreement and is collateralized primarily by our assets.

Liquidity

As of June 30, 2020, under the new leverage ratio, we had additional borrowing capacity of $45.3 million and total liquidity of $52.6 million.  Liquidity consists of our additional borrowing capacity and cash and cash equivalents.

Fees

Unamortized bank fees and other costs incurred in connection with the initial facility and subsequent amendments totaled  $7.9 million as of our amendment in April 2020. These costs were deferred and are being amortized over the term of the loan. Unamortized costs as of June 30, 2020, and December 31, 2019, were $7.3 million and $6.5 million, respectively.  Additional costs incurred with the April 15 amendment were $1.9 million.

Bank debt, less debt issuance costs, is presented below (in thousands):

	June 30,	December 31,
	2020	2019
Current bank debt	$36,750	$34,912
Less unamortized debt issuance cost	(2,439)	(1,868)
Net current portion	$34,311	$33,044

Long-term bank debt	$124,363	$145,238
Less unamortized debt issuance cost	(4,900)	(4,644)
Net long-term portion	$119,463	$140,594

Total bank debt	$161,113	$180,150
Less total unamortized debt issuance cost	(7,339)	(6,512)
Net bank debt	$153,774	$173,638

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

As of June 30, 2020, our Leverage Ratio of 2.97 was in compliance with the requirements of the credit agreement.

The credit facility also requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA / annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.05 to 1.00 through December 31, 2021, at which time it increases to 1.25 to 1.00 through the maturity of the credit facility.

As of June 30, 2020, our Debt Service Coverage Ratio of 1.34 was in compliance with the requirements of the credit agreement.

Rate

The interest rate on the facility ranges from LIBOR plus 2.75% to LIBOR plus 4.00%, depending on our Leverage Ratio, with a LIBOR floor of 0.50%.  We entered into swap agreements to fix the LIBOR component of the interest rate at 2.92% on the declining term loan balance and on $53 million of the revolver. At June 30, 2020, we are paying LIBOR at the swap rate of 2.92% plus 3.50% for a total interest rate of 6.42% on the hedged amount ($139 million) and 4% on the remainder ($22 million).

Paycheck Protection Program

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

The interest rate on the Loan is 1.00%. Beginning seven months from the date of the Loan, the Company is required to make 18 monthly payments of principal and interest. The promissory note evidencing the Loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Lender, or breaching the terms of the Loan Documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining a judgment against the Company.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any covered payments of mortgage interest, rent, and utilities. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. The Company used all proceeds from the PPP Loan to maintain payroll and make utility payments.

At June 30, 2020, the PPP loan totaling $10 million is presented as current and long-term liabilities on the condensed consolidated balance sheet based upon the schedule of repayments and excluding any possible forgiveness of the loan.

(6)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (in thousands)

	June 30,	December 31,
	2020	2019
Accounts payable	$15,331	$16,115
Accrued property taxes	2,543	2,835
Accrued payroll	2,605	2,151
Workers' compensation reserve	3,699	3,446
Group health insurance	2,100	2,500
Fair value of interest rate swaps	3,246	1,714
Other	3,277	3,039
Total accounts payable and accrued liabilities	$32,801	$31,800

(7)	REVENUE

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

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. 73% and 75% of our coal revenue for the three and six months ended June 30, 2020, and 67% and 70% for three and six months ended  June 30, 2019, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida, Georgia, North Carolina, Kentucky, Tennessee, and South Carolina.

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

We have remaining performance obligations relating to fixed priced contracts of approximately $450 million, which represent the average fixed prices on our committed contracts as of June 30, 2020. We expect to recognize approximately 70% of this revenue through 2021, with the remainder recognized thereafter.

We have remaining performance obligations relating to contracts with price reopeners of approximately $266 million, which represents our estimate of the expected re-opener price on committed contracts as of June 30, 2020. We expect to recognize all of this revenue 2021-2024.

The tons used to determine the remaining performance obligations are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such option exists in the customer contract.

Contract Balances

Under ASC 606, the timing of when a performance obligation is satisfied can affect the presentation of accounts receivable, contract assets, and contract liabilities. The main distinction between accounts receivable and contract assets is whether consideration is conditional on something other than the passage of time. A receivable is an entity’s right to consideration that is unconditional. Under the typical payment terms of our contracts with customers, the customer pays us a base price for the coal, increased or decreased for any quality adjustments. Amounts billed and due are recorded as trade accounts receivable and included in accounts receivable in our condensed consolidated balance sheets. We do not currently have any contracts in place where we would transfer coal in advance of knowing the final price of the coal sold, and thus do not have any contract assets recorded. Contract liabilities arise when consideration is received in advance of performance. This deferred revenue is included in accounts payable and accrued liabilities in our condensed consolidated balance sheets when consideration is received, and revenue is not recognized until the performance obligation is satisfied. We are rarely paid in advance of performance, but we currently are carrying $0.5 million in deferred revenue recorded in our condensed consolidated balance sheets as of June 30, 2020.

(8)	OTHER OPERATING INCOME (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Equity income (loss) - Sunrise Energy	$1,231	$(132)	$1,286	$(166)
Government imposition reimbursements	100	150	200	300
Gain on sale of royalty interests in oil properties	—	449	—	2,949
Coal storage	84	—	84	—
Miscellaneous	193	730	644	2,192
	$1,608	$1,197	$2,214	$5,275

(9)	INCOME TAXES

For the three and six months ended June 30, 2020, the Company utilized a discrete period method to calculate taxes, as it does not believe the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding COVID-19.   Our effective tax rate for the six months ended June 30, 2020 and 2019 was ~45% and ~4%, respectively. Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit  (“AMT”) refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, the CARES Act, (i) eliminates the 80% of taxable income limitation by allowing corporate entities to fully utilize NOLs to offset taxable income in 2018, 2019 or 2020, (ii) increases the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020 and (iv) allows taxpayers with AMT credits to claim a refund in 2020 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cuts and Jobs Act in 2017.

(10)	STOCK COMPENSATION PLANS

Non-vested grants at December 31, 2019	488,500
Granted – share price on grant date was $0.98	30,000
Vested – average weighted share price on vesting date was $0.68	(70,000)
Forfeited	(9,500)
Non-vested grants at June 30, 2020	439,000

For the three and six months ended June 30, 2020, our stock compensation was $0.3 million and $0.6 million, respectively. For the three and six months ended June 30,  2019, our stock-based compensation was $0.5 million and $1.0 million, respectively.

Non-vested RSU grants will vest as follows:

Vesting Year	RSUs Vesting
2020	106,250
2021	308,750
2022	24,000
439,000

The outstanding RSUs have a value of $0.3 million based on the July 31, 2020, closing stock price of$0.63.

At  July 31, 2020, we had 1,388,814 RSUs available for future issuance.

(11)	LEASES

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

Information related to leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease information:
Operating cash outflows from operating leases	$47	$78	$134	$157
Weighted average remaining lease term in years	3.67	4.19	3.67	4.19
Weighted average discount rate	6.0%	6.0%	6.0%	6.0%

Future minimum lease payments under non-cancellable leases as of June 30, 2020 were as follows:

Year	Amount
(In thousands)
2020	$99
2021	201
2022	206
2023	174
2024	59
Total minimum lease payments	$739
Less imputed interest	(56)

Total operating lease liability	$683

As reflected on balance sheet:
Other long-term liabilities	$683

At June 30, 2020, and December 31, 2019, respectively, we had approximately $683,000 and $800,000, right-of-use operating lease assets recorded within “buildings and equipment” on the condensed consolidated balance sheets.

(12)	SELF-INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among seven mining units dispersed over ten miles. The historical cost of such equipment was approximately $273 million as of June 30, 2020, and December 31, 2019.

Restricted cash of $4.5 million as of June 30, 2020, and December 31, 2019 represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(13)	NET INCOME (LOSS) PER SHARE

We compute net income (loss) per share using the two-class method, which is an allocation formula that determines net income (loss) per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table sets forth the computation of net income (loss) allocated to common shareholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$254	$(3,344)	$(3,406)	$3,656
Less loss (earnings) allocated to RSUs	(4)	85	56	(94)
Net income (loss) allocated to common shareholders	$250	$(3,259)	$(3,350)	$3,562

(14)	FAIR VALUE MEASUREMENTS

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

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our Level 3 instruments are comprised of fuel hedges and interest rate swaps.  The fair values of our hedges and swaps were estimated using discounted cash flow calculations based upon forward fuel prices and interest-rate yield curves.  The notional values of our two interest rate swaps were $53 million and $58 million as of June 30, 2020, both with maturities of May 2022.  Fuel hedges include 1.8 million gallons of diesel fuel that are subject to pricing fluctuations with a minimum of $1.79/gallon and a maximum of $2.00/gallon through December 2021.  Although we utilize third-party broker quotes to assess the reasonableness of our prices and valuation, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

The following table summarizes our financial assets and liabilities measured on a recurring basis at fair value at June 30, 2020 and December 31, 2019 by respective level of the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
Fuel hedge	$—	$—	$25	$25
Marketable securities - restricted	2,296	—	—	2,296
	$2,296	$—	$25	$2,321
Liabilities:
Interest rate swaps	$—	$—	$3,825	$3,825

June 30, 2020
Liabilities:
Fuel hedge	—	—	888	888
Interest rate swaps	—	—	5,801	5,801
	$—	$—	$6,689	$6,689

The table below highlights the change in fair value of the fuel hedges and interest rate swaps which are based on a discounted future cash flow model (in thousands):

Ending balance, December 31, 2019	$(3,800)
Change in estimated fair value	(2,889)
Ending balance, June 30, 2020*	$(6,689)

*Recorded in accounts payable and accrued liabilities and other liabilities in the Balance Sheet to these Condensed Consolidated Financial Statements.

(15)	EQUITY METHOD INVESTMENTS

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for oil, gas, and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our condensed consolidated balance sheets as of June 30, 2020, and December 31, 2019, was $3.4 million and $3.1 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

RESULTS OF REVIEW OF INTERIM CONDENSED FINANCIAL STATEMENTS

We have reviewed the condensed consolidated balance sheet of Hallador Energy Company (the "Company") and subsidiaries as of June 30, 2020 and 2019, and the related condensed consolidated statements of income (loss) for the three-month and six-month periods ended June 30, 2020 and 2019, the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2020 and 2019, the condensed consolidated statement of stockholders’ equity for the three-month and six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial statements"). Based on our review, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 3, 2020

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2019 FORM 10-K AND SHOULD BE READ IN CONJUNCTION THEREWITH.

Our condensed consolidated financial statements should also be read in conjunction with this discussion. The following analysis includes a discussion of metrics on a per ton basis derived from the condensed consolidated financial statements, which are considered non-GAAP measurements.

IMPACT OF COVID-19

We continue to face uncertainty regarding the evolving impact of the COVID-19 pandemic.  The State of Indiana, where our operations are located, issued a shelter in place order from March 24, 2020, to May 4, 2020. The State deemed our operations necessary and essential, and we were allowed to operate as a supplier to critical power infrastructure. Below is an outline of some of the actions we have taken to address the challenges the COVID-19 pandemic has brought. We continue to monitor the ongoing pandemic and note that if conditions deteriorate in the future, it could result in further negative impact on our results of operations, financial position, and liquidity.

I.

Sales – The global shelter in place response to the COVID–19 pandemic led to an unexpected and dramatic reduction in power demand, primarily during second quarter 2020.  As expected, we experienced shipment delays in the second quarter as our customers adjusted their inventory levels.  We have worked closely with all of our customers and feel comfortable that all will honor their contracts, most of which have increased shipments in the third quarter.

II.

Production – To date, our operations have performed well considering the additional burdens of operating while working to comply with CDC health and safety guidelines. However, we may experience production interruptions should a significant number of our employees or our suppliers' employees become infected with COVID-19. Our inventory levels rose in the first half of the year, but we expect shipments to increase and inventory levels to decline in the last half of the year.

III.	Liquidity and financial flexibility - In Q2 2020, to enhance our liquidity and financial flexibility in response to COVID-19, we amended our credit facility, suspended our quarterly dividend, and borrowed $10 million under the Paycheck Protection Program as described below.

a.	As of June 30, 2020, our liquidity was $52.6 million and our leverage ratio remained below 3.0X, which is comfortably within our covenant of 4.0X.

IV.	Supply chain and distribution network - To date, we have not seen a material disruption in our access to supplies and equipment needed in the production of coal. In the second quarter, we experienced delays in rail services that appear to be improving in the third quarter.

OVERVIEW

Despite the challenges we have all faced during this unprecedented time, Hallador has performed well above average. Below are some highlights for the quarter and first six months of 2020:

I.	Q2 2020 Net Income of $0.25 million, Adjusted EBITDA of $13.2 million

a.	During Q2 2020, shipment delays resulted in lower sales volumes, but production costs fell to $28.94 per ton, a 9% reduction over the prior quarter.

i.	Lower production costs were expected and in part were the result of the permanent closure of our higher cost Carlisle Mine.

ii.	We expect our cost structure at our Oaktown mines to remain below $30/ton into the foreseeable future.

b.	In the first half of 2020, bank debt was reduced by $19 million, and operating cash flow was $17.2 million, while coal inventories increased by $13.8 million. As previously stated, we anticipate shipments to improve in the last half of the year and inventory levels to decline, thus improving operating cash flow.

c.	As of June 30, 2020, our liquidity was $52.6 million and our leverage ratio remained below 3.0X, which is comfortably within our covenant of 4.0X.

Reconciliation of GAAP “net income” to non-GAAP “adjusted EBITDA” (in thousands), the most comparable GAAP financial measure.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$254	$(3,344)	$(3,406)	$3,656
Income tax expense (benefit)	(618)	191	(2,794)	155
Loss from Hourglass Sands	63	140	141	391
(Income) loss from equity method investments	(1,231)	132	(1,286)	166
DD&A	10,215	12,092	20,838	23,824
ARO accretion	343	314	676	623
Gain on impairment and disposal of assets	—	(100)	—	(100)
Gain on marketable securities	—	(45)	(14)	(348)
Interest Expense	2,834	5,369	8,548	9,988
Other amortization	1,396	1,156	2,822	2,291
Change in fair value of fuel hedges	(398)	-	913	—
Stock-based compensation	317	518	636	1,012
Adjusted EBITDA	$13,175	$16,423	$27,074	$41,658

Management believes that the presentation of such additional financial measures provides useful information to investors regarding our performance and results of operations because these measures, when used in conjunction with related GAAP financial measures, (i) provide additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provide investors with the financial and analytical framework upon which management bases financial, operation, compensation, and planning decisions, and (iii) present measurements that investors, rating agencies, and debt holders have indicated are useful in assessing our results.

II.	Solid Sales Position Through 2022

COVID-19 has created a lot of uncertainty in the world, but we are comforted by our strong sales position through 2022.

	Contracted	Estimated
	tons	Priced
Year	(millions)*	per ton
2020 (Q3 – Q4)	3.7	40.10
2021	5.2	40.10
2022	5.3	40.60
	14.2

_____________

* Contracted tons are subject to adjustment due to the exercise of customer options to either take additional tons or reduce tonnage if such options exist in the customer contract.

III.	Amended Credit Facility to Improve Liquidity

a.

In an effort to improve liquidity, on April 15, 2020, we executed an amendment to our credit agreement with PNC, administrative agent for our lenders. The amendment modified our leverage ratios, as disclosed in Note 5 to our condensed consolidated financial statements. The new leverage ratios provided us additional liquidity as the economic uncertainty of the next few months and quarters has the potential to dramatically reduce our liquidity.

i.	As a result of the amendment, our maximum annual capital expenditures are limited to $30 million for 2020, and our dividend is suspended until our leverage ratio falls below 2.0X.

IV.	Paycheck Protection Program and Payroll Tax Deferral

a.

Due to economic uncertainty as a result of COVID-19, on April 16, 2020, we entered into a promissory note evidencing an unsecured loan in the amount of $10 million made to the Company under the Paycheck Protection Program (the “Loan”).

i.	As noted previously, uncertainty was created as a result of unexpected sales delays due to the impacts of COVID-19.

1.	Starting in March and continuing through Q2, sales were 30% lower than expected.

2.	The receipt of funds under the PPP loan allowed the Company to avoid workforce reduction measures amidst a steep decline in revenue and operating margins.

b.	Prior to the COVID-19 pandemic taking root in the United States, we idled and permanently closed the Carlisle Mine resulting in a reduction in force in Q1 2020.

i.

At June 30, 2020, the PPP loan totaling $10 million is presented as current and long-term liabilities on the condensed consolidated balance sheet based upon the schedule of repayments and excluding any possible forgiveness of the loan. Based on the terms of the loan, after factoring in the reduction in force prior to our application, we expect a portion of the loan to be forgiven following a successful audit by the Small Business Administration sometime after June 30, 2020.

c.	In June 2020, we started to take advantage of the payroll tax deferral offered by the CARES act. Through June 2020, we have deferred $0.1 million, but expect to defer approximately $1.6 million for the full year 2020, which will be due and payable in two annual installments at the end of 2021 and 2022.

V.	Signs of Improvement for the Coal Market

a.	Gas prices are increasing

i.	Thus far, Henry Hub natural gas prices have averaged $1.79 for 2020. Looking to next year, the NYMEX gas 2021 forward strip is $2.70. Next year's gas prices are higher as the market anticipates less gas production in 2021. One indicator of less future gas production is the dramatic slowdown in oil and gas drilling.

ii.	Oil and gas rig counts as of July 24, 2020 are 251 vs. the 2018/2019 peak of 1,085, a 77% decline.

iii.	Gas targeted rigs as of July 27, 2020 are 68 vs. the 2018/2019 peak of 198, a 66% decline.

b.	Coal export prices are improving

i.	API 4 is above $60 in Q1 2021

ii.	API 2 is above $60 in Q3 2021

LONG-LIVED ASSET IMPAIRMENT REVIEW

See Note 2 to our condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

I.	Cash Provided By Operations

a.	As set forth in our condensed consolidated statements of cash flows, cash provided by operations was $17.2 million and $23.7 million for the six months ended June 30, 2020 and 2019, respectively.

i.	Operating margins from coal decreased during the first six months of 2020 by $12.1 million when compared to the first six months of 2019.

1.	Our operating margins were $10.13 per ton in the first six months of 2020 compared to $10.20 in the first six months of 2019.

2.

Due to the effects of COVID-19, we experienced lower demand in in the first six months of  2020, resulting in sales of 2.8 million tons compared to sales in the first six months of 2019 of 3.9 million tons.

ii.	The combination of the lower margins offset by changes in working capital items contributed substantially to our decrease in cash from operations compared to 2019.

b.	Our projected capex budget for the remainder of 2020 is $10 million, of which approximately $5.0 million is for maintenance capex.

c.

Cash provided by operations for the remainder of the year is expected to fund our maintenance capital expenditures and debt service, especially as we look to reduce coal inventories throughout the balance of 2020.

d.

As we continue to monitor the effects of COVID-19, we continue to proactively manage costs and capital expenditures to ensure adequate liquidity until there is more of a sense of economic certainty in the markets in which we operate.

II.	Material Off-Balance Sheet Arrangements

a.

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. In the event we are not able to perform reclamation, which is presented as asset retirement obligations (ARO) in our accompanying condensed consolidated balance sheets, we have surety bonds totaling $27 million to pay for ARO.

CAPITAL EXPENDITURES (capex)

For the six months of 2020, capex was $10.0 million allocated as follows (in millions):

Oaktown – maintenance capex	$6.1
Oaktown – investment	3.7
Other	0.2
Capex per the Condensed Consolidated Statements of Cash Flows	$10.0

Quarterly coal sales and cost data (in thousands, except per ton and percentage data) are provided below. Per ton calculations below are based on tons sold.

All Mines	3rd 2019	4th 2019	1st 2020	2nd 2020	T4Qs
Tons produced	1,891	2,122	1,701	1,468	7,182
Tons sold	2,118	2,015	1,526	1,244	6,903
Coal sales	$82,883	$78,205	$61,932	$50,473	$273,493
Average price/ton	$39.13	$38.81	$40.58	$40.57	$39.62
Wash plant recovery in %	70%	74%	74%	76%
Operating costs	$71,372	$60,082	$48,334	$36,001	$215,789
Average cost/ton	$33.70	$29.82	$31.67	$28.94	$31.26
Margin	$11,511	$18,123	$13,598	$14,472	$57,704
Margin/ton	$5.43	$8.99	$8.91	$11.63	$8.36
Capex	$8,981	$8,264	$5,999	$4,006	$27,250
Maintenance capex	$5,537	$4,115	$3,470	$2,578	$15,700
Maintenance capex/ton	$2.61	$2.04	$2.27	$2.07	$2.27

All Mines	3rd 2018	4th 2018	1st 2019	2nd 2019	T4Qs
Tons produced	1,713	1,938	2,205	2,003	7,859
Tons sold	1,962	2,219	2,130	1,807	8,118
Coal sales	$79,055	$89,019	$85,235	$71,113	$324,422
Average price/ton	$40.29	$40.12	$40.02	$39.35	$39.96
Wash plant recovery in %	72%	68%	73%	71%
Operating costs	$60,132	$69,364	$62,271	$53,915	245,682
Average cost/ton	30.65	31.26	29.24	29.84	30.26
Margin	$18,923	$19,655	$22,964	$17,198	78,740
Margin/ton	$9.64	$8.86	$10.78	$9.52	9.70
Capex	$5,856	$8,996	$8,840	$9,448	33,140
Maintenance capex	$4,639	$7,186	$6,672	$6,164	24,661
Maintenance capex/ton	$2.36	$3.24	$3.13	$3.41	$3.04

2020 vs. 2019  (first six months)

For the first six months of 2020, we sold 2,770,000 tons at an average price of $40.58/ton. For the first six months of 2019, we sold 3,937,000 tons at an average price of $39.71/ton. The increase in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts.  The decrease in tons sold is directly related to the effects of COVID-19 resulting in our lower customer demand.  We expect to ship a majority of the remaining contracted tons during the last 6 months of the year.

Operating costs for all of our active coal mines averaged $30.45/ton and $29.51/ton for the six months ended June 30, 2020 and 2019, respectively. Oaktown costs over that same period were $28.55 and $27.37, respectively. The higher costs are a result of lower production during the quarter due to the effects of COVID-19 and due to the costs associated with the closure of the Carlisle Mine in February. For the remainder of 2020, we expect operating costs for our operating Oaktown mines to be $29-$30/ton.

We expect operating costs associated with the idled Prosperity mine to be $0.5 million for the remainder of 2020. Prosperity operating costs were $0.5 million during the six months ended June 30, 2020.

We expect operating costs associated with the closed Carlisle mine to be $0.5 million for the remainder of 2020. We estimate that we incurred approximately $1.1 million of exit and disposal costs during the first six months of 2020.

Other operating income decreased $3.1 million in the first six months of 2020 when compared to 2019. The largest contributor to this decrease was the income from the sale of overriding royalty interests in certain oil-producing properties for $2.9 million in the first half of 2019. Our investment in Sunrise Energy contributed $1.3 million to income in 2020, but incurred a loss of $0.2 million in 2019. Other items contributing to the decrease relate to the sale of scrap metal and other non-producing assets in 2019.

DD&A decreased $3.0 million in the six first months of 2020 when compared to 2019. A portion of our assets are depreciated based on raw production, which has decreased in 2020, thus as production decreases, so does our DD&A.

SG&A expenses decreased $0.8 million during the first six months of 2020 when compared to 2019.  The decrease is a result of lower payroll, commissions, and consulting fees as sales and project activity have declined compared to last year due to COVID-19.  We expect SG&A for the remainder of 2020 to be $6 million.

Interest expense decreased approximately $1.4 million in the first six months of 2020 when compared to 2019. The change in estimated fair value of our interest rate swap agreement resulted in a reduction in non-cash expense of $0.9 million in 2020 when compared to 2019. The remaining decrease of $0.5 million is a result of lower interest rates due to our amended credit agreements in September 2019 and April 2020.

Our Sunrise Coal employees and contractors totaled 677 at June 30, 2020, compared to 908 at June 30, 2019, and 907 at December 31, 2019. The decrease in our headcount was due primarily to the closure of the Carlisle Mine in February 2020.

2020 v. 2019 (second quarter)

For the second quarter 2020 we sold 1,244,000 tons at an average price of $40.57/ton.  For the second quarter 2019 we sold 1,807,000 tons at an average price of $39.35/ton.  The increase in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts. As noted above, the decrease in tons sold was due to the effects of COVID-19 resulting in lower customer demand.  We expect to ship a majority of the remaining contracted tons during the last 6 months of the year.

Operating costs for all coal mines averaged $28.94/ton in  2020 and $29.84/ton in 2019 .  Oaktown costs over that same period were $27.68 and $27.59, respectively. Our operating costs for the quarter are within our prior guidance of $29-$30/ton as we continue to experience solid production in spite of the COVID-19 pandemic. Costs are lower than last year due to the closure of the Carlisle Mine in February 2020. Prosperity operating costs were $0.3 million during the three months ended June 30,  2020

DD&A decreased approximately $1.9 million in the second quarter of  2020 when compared to the second quarter of  2019 .  A portion of our assets are depreciated based on raw production, which has decreased in 2020, thus as production decreases, so does our DD&A.

SG&A expenses decreased $0.8 million during the second quarter of 2020 when compared to the second quarter of 2019.  The decrease is a result of lower payroll, commissions, and consulting fees as sales and project activity have declined compared to last year due to COVID-19.

Interest expense decreased approximately $2.5 million in the second quarter of 2020 when compared to the second quarter of 2019. The change in estimated fair value of our interest rate swap agreement resulted in a reduction in non-cash expense of $2.5 million in 2020 when compared to 2019.

EARNINGS (LOSS) PER SHARE

	3rd 2019	4th 2019	1st 2020	2nd 2020
Basic and diluted	$(0.12)	$(1.95)	$(0.12)	$0.01

	3rd 2018	4th 2018	1st 2019	2nd 2019
Basic and diluted	$0.09	$0.09	$0.23	$(0.11)

INCOME TAXES

Our effective tax rate (ETR) is estimated at ~45% and ~4% for the  six months ended June 30, 2020 and 2019,  respectively. For the six months ended June 30, 2020 , the Company utilized a discrete period method to calculate taxes, as it does not believe the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding COVID-19.  Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

GOVERNMENT IMPOSITION REIMBURSEMENTS

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by Mine Safety and Health Administration (MSHA) or other government agencies. After applying the provisions of ASU 2014-09, as of June 30, 2020, we do not consider unreimbursed costs from our customers related to these compliance matters to be material and have constrained such amounts and will recognize them when they can be estimated with reasonable certainty.

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

No material changes from the disclosure in our 2019 Form 10-K.

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

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The SBA continues to develop and issue new and updated guidance regarding the PPP loan application process, including guidance regarding required borrower certifications and requirements for forgiveness of loans made under the program. We continue to track the guidance as it is released and assess various aspects of its application as necessary based on the guidance. However, given the evolving nature of the guidance, we cannot give any assurance that the anticipated PPP loan will be forgiven in whole or in part.

The PPP loan application required us to certify that the current economic uncertainty made the PPP loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria and that our receipt of the PPP loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation. In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that we satisfied all eligibility requirements for the PPP loan, we are found to have been ineligible to receive the PPP loan or in violation of any of the laws or regulations that apply to us in connection with the PPP loan, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP loan. In the event that we seek forgiveness of all or a portion of the PPP loan, we will also be required to make certain certifications which will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate. In addition, our receipt of the PPP loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.

On April 30, 2020, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market LLC (“Nasdaq”) stating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the minimum bid price of the Company’s common stock on the Nasdaq Capital Market had closed below $1.00 per share for 30 consecutive business days. The notification letter has no immediate effect on the Company’s common stock Nasdaq listing or trading.

Due to the market disruption caused by the ongoing COVID-19 pandemic, Nasdaq has tolled the requirement for meeting the minimum bid price until June 30, 2020. As such, the Company has 180 days from July 1, 2020, or until December 28, 2020, to achieve compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days before December 28, 2020, and in such case, Nasdaq will provide the Company with written confirmation of compliance.

On December 28, 2020, if the Company has not regained compliance, the Company may be eligible for additional time to regain compliance.  To qualify, the Company will need to meet all of the other continued listing requirements for The Nasdaq Capital Market (with the exception of the minimum bid price requirement) and notify Nasdaq of the Company’s intention to cure the deficiency. At that time, the Company may be granted an additional 180 calendar days to regain compliance. If the Company is not eligible for an additional compliance period at that time, Nasdaq will provide the Company with written notification that the Company’s common stock will be subject to delisting.

The Company intends to monitor the bid price of the Company’s common stock and will consider available options to regain compliance with the listing requirements.  There can be no assurance that the Company will be able to restore compliance with the minimum bid requirement or maintain compliance with the other listing requirements.

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

See Exhibit 95 to this Form 10-Q for a listing of our mine safety violations.

ITEM 6.    EXHIBITS

15.1 *	*	Letter Regarding Unaudited Interim Financial Information – Plante Moran
31.1 *		SOX 302 Certification - President and Chief Executive Officer
31.2 *		SOX 302 Certification - Chief Financial Officer
31.3 *		SOX 302 Certification - Chief Accounting Officer
32*		SOX 906 Certification
95.1*		Mine Safety Disclosures
101.INS*		Inline XBRL Instance Document
101.SCH*		Inline XBRL Schema Document
101.CAL*		Inline XBRL Calculation Linkbase Document.
101.LAB*		Inline XBRL Labels Linkbase Document.
101.PRE*		Inline XBRL Presentation Linkbase Document.
101.DEF*		Inline XBRL Definition Linkbase Document.
104*		Cover Page Interactive Data File (embedded with the Inline XBRL document)
*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: August 3, 2020	/S/ LAWRENCE D. MARTIN
Lawrence D. Martin, CFO

Date: August 3, 2020	/S/ R. TODD DAVIS
R. Todd Davis, CAO