Form 10-Q
period 2020-09-30
HALLADOR ENERGY CO
filed 2020-11-02
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

Registrant’s telephone number, including area code: 812.299.2800

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

As of October 28, 2020, we had 30,465,665 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$5,302	$8,799
Restricted cash (Note 12)	4,243	4,512
Certificates of deposit	—	245
Accounts receivable	15,846	25,580
Prepaid income taxes	—	1,562
Inventory (Note 3)	36,803	28,297
Parts and supplies, net of allowance of $274	9,172	11,775
Prepaid expenses	4,771	1,678
Total current assets	76,137	82,448
Property, plant and equipment, at cost:
Land and mineral rights	115,894	114,722
Buildings and equipment	357,498	351,614
Mine development	89,229	84,160
Total property, plant and equipment, at cost	562,621	550,496
Less - accumulated depreciation, depletion and amortization	(250,134)	(220,780)
Total property, plant and equipment, net	312,487	329,716
Investment in Sunrise Energy (Note 15)	3,293	3,139
Other long-term assets (Note 4)	8,290	10,324
Total Assets	$400,207	$425,627
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net (Note 5)	$34,311	$33,044
Current portion of PPP note (Note 5)	$2,160	$—
Accounts payable and accrued liabilities (Note 6)	33,526	31,800
Total current liabilities	69,997	64,844
Long-term liabilities:
Bank debt, net (Note 5)	105,885	140,594
PPP note (Note 5)	7,840	—
Deferred income taxes	2,228	4,884
Asset retirement obligations	16,476	15,694
Other	4,061	4,081
Total long-term liabilities	136,490	165,253
Total liabilities	206,487	230,097
Redeemable noncontrolling interests (Note 2)	4,000	4,000
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized; 30,466 and 30,420 issued and outstanding, respectively	305	304
Additional paid-in capital	103,123	102,215
Retained earnings	86,292	89,011
Total stockholders’ equity	189,720	191,530
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$400,207	$425,627

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE:
Coal sales	$64,754	$82,883	$177,159	$239,231
Other operating income (Note 8)	374	213	2,588	5,488
Total revenue	65,128	83,096	179,747	244,719
COSTS AND EXPENSES:
Operating costs and expenses	46,570	71,363	131,204	187,783
Depreciation, depletion and amortization	9,315	11,778	30,159	35,612
Asset retirement obligations accretion	348	320	1,024	943
Exploration costs	174	347	635	835
Selling, general and administrative	3,131	2,926	8,787	9,385
Interest (1)	2,329	3,558	10,877	13,546
Asset impairment	1,799	—	1,799	—
Total costs and expenses	63,666	90,292	184,485	248,104

INCOME (LOSS) BEFORE INCOME TAXES	1,462	(7,196)	(4,738)	(3,385)

INCOME TAX BENEFIT (NOTE 9):
Current	(74)	(426)	(598)	(577)
Deferred	(387)	(3,047)	(2,657)	(2,741)
Total income tax benefit	(461)	(3,473)	(3,255)	(3,318)

NET INCOME (LOSS)	$1,923	$(3,723)	$(1,483)	$(67)

INCOME (LOSS) PER SHARE (NOTE 13):
Basic and diluted	$0.06	$(0.12)	$(0.05)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	30,465	30,249	30,436	30,246

(1) Bank interest	2,709	2,801	8,201	8,746
Non-cash interest:
Change in fair value of interest rate swaps valuation	(995)	162	981	3,018
Amortization of debt issuance costs	610	543	1,686	1,628
Other	5	52	9	154
Total non-cash interest	(380)	757	2,676	4,800
Total interest	$2,329	$3,558	$10,877	$13,546

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(1,483)	$(67)
Deferred income taxes	(2,657)	(2,741)
Equity (income) loss – Sunrise Energy	(1,167)	350
Cash distribution - Sunrise Energy	1,125	—
DD&A	30,159	35,612
Asset impairment	1,799	—
Loss (gain) on sale of assets	38	(99)
Unrealized gain on marketable securities	(14)	(334)
Gain on sale of royalty interests in oil properties	—	(2,949)
Change in fair value of interest rate swaps	981	3,018
Change in fair value of fuel hedge	775	—
Amortization and write off of debt issuance costs	1,686	1,628
Accretion of ARO	1,024	943
Stock-based compensation	927	1,438
Change in current assets and liabilities:
Accounts receivable	9,742	(3,294)
Inventory	(9,247)	(6,455)
Parts and supplies	2,603	(2,396)
Prepaid income taxes	1,562	992
Prepaid expenses	1,744	3,800
Accounts payable and accrued liabilities	(5,488)	6,877
Cash provided by operating activities	$34,109	$36,323
INVESTING ACTIVITIES:
Investment in Sunrise Energy	(113)	—
Capital expenditures	(13,991)	(27,269)
Proceeds from sale of equipment	56	129
Proceeds from sale of royalty interests in oil properties	—	2,949
Proceeds from sale of marketable securities	2,310	—
Maturities of certificates of deposit	245	245
Cash used in investing activities	(11,493)	(23,946)
FINANCING ACTIVITIES:
Payments on bank debt	(40,475)	(34,713)
Borrowings of bank debt	7,250	18,250
Proceeds from PPP note	10,000	—
Payments of debt issuance costs	(1,903)	(1,183)
Taxes paid on vesting of restricted stock units	(18)	(14)
Dividends paid	(1,236)	(3,724)
Cash used in financing activities	(26,382)	(21,384)
Decrease in cash, cash equivalents, and restricted cash	(3,766)	(9,007)
Cash, cash equivalents, and restricted cash, beginning of period	13,311	20,094
Cash, cash equivalents, and restricted cash, end of period	$9,545	$11,087
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CONSIST OF THE FOLLOWING:
Cash and cash equivalents	$5,302	$6,361
Restricted cash	4,243	4,726
	$9,545	$11,087

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8,246	$8,900
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Capital expenditures included in accounts payable and prepaid expense	$968	$2,018
Right-of-use assets acquired in exchange for operating lease liabilities	645	882

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

Three and Nine Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, June 30, 2020	30,465	$305	$102,833	$84,369	$187,507
Stock-based compensation	—	—	291	—	291
Stock issued on vesting of RSUs	2	—	—	—	—
Taxes paid on vesting of RSUs	(1)	—	(1)	—	(1)
Dividends	—	—	—	—	—
Net income	—	—	—	1,923	1,923
Balance, September 30, 2020	30,466	$305	$103,123	$86,292	$189,720

Balance, December 31, 2019	30,420	$304	$102,215	$89,011	$191,530
Stock-based compensation	—	—	927	—	927
Stock issued on vesting of RSUs	72	1	(1)	—	—
Taxes paid on vesting of RSUs	(26)	—	(18)	—	(18)
Dividends	—	—	—	(1,236)	(1,236)
Net loss	—	—	—	(1,483)	(1,483)
Balance, September 30, 2020	30,466	$305	$103,123	$86,292	$189,720

Three and Nine Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, June 30, 2019	30,247	$302	$101,747	$155,003	$257,052
Stock-based compensation	—	—	426	—	426
Stock issued on vesting of RSUs	3	—	—	—	—
Taxes paid on vesting of RSUs	(1)	—	(7)	—	(7)
Dividends	—	—	—	(1,241)	(1,241)
Net loss	—	—	—	(3,723)	(3,723)
Balance, September 30, 2019	30,249	$302	$102,166	$150,039	$252,507

Balance, December 31, 2018	30,245	$302	$100,742	$153,830	$254,874
Stock-based compensation	—	—	1,438	—	1,438
Stock issued on vesting of RSUs	7	—	—	—	—
Taxes paid on vesting of RSUs	(3)	—	(14)	—	(14)
Dividends	—	—	—	(3,724)	(3,724)
Net loss	—	—	—	(67)	(67)
Balance, September 30, 2019	30,249	$302	$102,166	$150,039	$252,507

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

The results of operations and cash flows for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2020.  To maintain consistency and comparability, certain 2019 amounts have been reclassified to conform to the 2020 presentation, with no impact to cash provided by operations activities or net income (loss).

Our organization and business, the accounting policies we follow, and other information are contained in the notes to our consolidated financial statements filed as part of our 2019 Annual Report on Form 10-K. This quarterly report should be read in conjunction with such Annual Report on Form 10-K.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable.  The impact of COVID-19 is being monitored closely, but for the quarter ended September 30, 2020, there were no material COVID-19 related impairment charges recorded for long-lived assets.

Carlisle Mine

We recorded an impairment of $65.7 million as of December 31, 2019 due to our decision to idle the Carlisle Mine during Q4 2019.  The impairment included buildings, land, rail, mine development, equipment, and advanced royalties. Buildings, land, and rail were impaired to their estimated salvage value. The remaining salvage value of land and buildings at the Carlisle Mine is estimated at $1.8 million as of September 30, 2020 and December 31, 2019.

Subsequent to year-end during late Q1 2020, we determined that it was economically prudent to permanently close the Carlisle Mine. Equipment totaling $23 million is being redeployed and will be utilized at the Oaktown mines. No additional impairment costs were recorded during Q1 2020 as a result of the decision to close the Carlisle Mine. Exit and disposal costs to close the mine were $1.1 million, which were recorded as current period costs in Q1 and Q2 of 2020.

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

Hourglass Sands

We recorded an impairment of $2.9 million as of December 31, 2019, due to softness in the pricing of the frac sand market.  The impairment included inventory, land, mine development, buildings and equipment and was determined using a market approach.  The remaining fair market value of inventory, equipment, and buildings at Hourglass Sands was $1.9 million as of  December 31, 2019.  Due to the continued regression of the frac sand market, in August 2020 we ceased operations of the plant and recorded an impairment of $1.8 million for the quarter ended September 30, 2020, which included the remaining inventory and buildings and which was determined using a market approach.

(3)	INVENTORY

Inventory is valued at lower of average cost or net realizable value (NRV).  As of September 30, 2020, and December 31, 2019, coal inventory includes NRV adjustments of $0.5 million and $2.0 million, respectively.

(4)	OTHER LONG-TERM ASSETS (in thousands)

	September 30,	December 31,
	2020	2019
Advanced coal royalties	$6,453	$6,105
Marketable equity securities available for sale, at fair value (restricted)*	—	2,296
Other	1,837	1,923
Total other assets	$8,290	$10,324

* Held by Sunrise Indemnity, Inc., our wholly-owned captive insurance company.

(5)	LONG-TERM DEBT

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

In the first nine months of 2020, we reduced our bank debt by $33 million, which as of September 30, 2020 was $147 million.  Bank debt is comprised of term debt ($77 million as of September 30, 2020) and a $120 million revolver ($70 million borrowed as of September 30, 2020).  The term debt amortization concludes with the final payment in March 2023.  The revolver matures September 2023.  Our debt is recorded at amortized cost, which approximates fair value due to the variable interest rates in the agreement and is collateralized primarily by our assets.

Liquidity

As of September 30, 2020, we had additional borrowing capacity of $47.4 million and total liquidity of $52.7 million.  Liquidity consists of our additional borrowing capacity and cash and cash equivalents.

Fees

Unamortized bank fees and other costs incurred in connection with the initial facility and subsequent amendments totaled $7.9 million as of our amendment in April 2020. These costs were deferred and are being amortized over the term of the loan. Unamortized costs as of September 30, 2020, and December 31, 2019, were $6.7 million and $6.5 million, respectively.  Additional costs incurred with the April 15 amendment were $1.9 million.

Bank debt, less debt issuance costs, is presented below (in thousands):

	September 30,	December 31,
	2020	2019
Current bank debt	$36,750	$34,912
Less unamortized debt issuance costs	(2,439)	(1,868)
Net current portion	$34,311	$33,044

Long-term bank debt	$110,175	$145,238
Less unamortized debt issuance costs	(4,290)	(4,644)
Net long-term portion	$105,885	$140,594

Total bank debt	$146,925	$180,150
Less total unamortized debt issuance costs	(6,729)	(6,512)
Net bank debt	$140,196	$173,638

Covenants

The credit facility includes a Maximum Leverage Ratio (consolidated funded debt/trailing twelve months adjusted EBITDA), calculated as of the end of each fiscal quarter for the trailing twelve months, not to exceed the amounts below:

Fiscal Periods Ending	Ratio
September 30, 2020 and December 31, 2020	3.50 to 1.00
March 31, 2021 and June 30, 2021	3.25 to 1.00
September 30, 2021 and December 31, 2021	3.00 to 1.00
March 31, 2022 and each fiscal quarter thereafter	2.50 to 1.00

As of September 30, 2020, our Leverage Ratio of 2.46 was in compliance with the requirements of the credit agreement.

The credit facility also requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA / annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.05 to 1.00 through December 31, 2021, at which time it increases to 1.25 to 1.00 through the maturity of the credit facility.

As of September 30, 2020, our Debt Service Coverage Ratio of 1.44 was in compliance with the requirements of the credit agreement.

Interest Rate

The interest rate on the facility ranges from LIBOR plus 2.75% to LIBOR plus 4.00%, depending on our Leverage Ratio, with a LIBOR floor of 0.50%.  We entered into swap agreements to fix the LIBOR component of the interest rate at 2.92% on the declining term loan balance and on $53 million of the revolver. At September 30, 2020, we are paying LIBOR at the swap rate of 2.92% plus 3.50% for a total interest rate of 6.42% on the hedged amount ($130 million) and 4% on the remainder ($17 million).

Paycheck Protection Program

On April 16, 2020, we entered into an unsecured promissory note in the amount of $10 million under the Paycheck Protection Program (the “PPP Note”). The Paycheck Protection Program was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The PPP note was funded through First Financial Bank, N.A. (the “Lender”).

The annual interest rate on the PPP Note is 1.00%. Monthly principal and interest payments were originally deferred for six months after the date of the loan, but the deferral has been extended to 2021. The PPP Note contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Lender, or breaching the terms of the Loan Documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining a judgment against the Company.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any covered payments of mortgage interest, rent, and utilities. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. The Company used all proceeds from the PPP Loan to maintain payroll and utility payments.

At September 30, 2020, the PPP loan totaling $10 million is presented as current and long-term liabilities on the condensed consolidated balance sheets based upon the schedule of repayments and excluding any possible forgiveness of the loan.  See Part II Item 1A.Risk Factors of this Quarterly Report on Form 10-Q for discussion of significant risk factors related to our participation in the Paycheck Protection Program.

(6)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (in thousands)

	September 30,	December 31,
	2020	2019
Accounts payable	$14,223	$16,115
Accrued property taxes	2,898	2,835
Accrued payroll	3,030	2,151
Workers' compensation reserve	3,824	3,446
Group health insurance	1,800	2,500
Fair value of interest rate swaps	3,021	1,714
Other	4,730	3,039
Total accounts payable and accrued liabilities	$33,526	$31,800

(7)	REVENUE

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

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. 75% of our coal revenue for the three and nine months ended September 30, 2020, and 67% and 69% for three and nine months ended September 30, 2019, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida, Georgia, North Carolina, Kentucky, Tennessee, and South Carolina.

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

We have remaining performance obligations relating to fixed priced contracts of approximately $494 million, which represent the average fixed prices on our committed contracts as of September 30, 2020. We expect to recognize approximately 57% of this revenue through 2021, with the remainder recognized thereafter.

We have remaining performance obligations relating to contracts with price reopeners of approximately $237 million, which represents our estimate of the expected re-opener price on committed contracts as of September 30, 2020. We expect to recognize all of this revenue from 2022-2027.

The tons used to determine the remaining performance obligations are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such option exists in the customer contract.

Contract Balances

Under ASC 606, the timing of when a performance obligation is satisfied can affect the presentation of accounts receivable, contract assets, and contract liabilities. The main distinction between accounts receivable and contract assets is whether consideration is conditional on something other than the passage of time. A receivable is an entity’s right to consideration that is unconditional. Under the typical payment terms of our contracts with customers, the customer pays us a base price for the coal, increased or decreased for any quality adjustments. Amounts billed and due are recorded as trade accounts receivable and included in accounts receivable in our condensed consolidated balance sheets. We do not currently have any contracts in place where we would transfer coal in advance of knowing the final price of the coal sold, and thus do not have any contract assets recorded. Contract liabilities arise when consideration is received in advance of performance. This deferred revenue is included in accounts payable and accrued liabilities in our condensed consolidated balance sheets when consideration is received, and revenue is not recognized until the performance obligation is satisfied. We are rarely paid in advance of performance, but we currently are carrying $0.4 million in deferred revenue recorded in our condensed consolidated balance sheets as of September 30, 2020.

(8)	OTHER OPERATING INCOME (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Equity income (loss) - Sunrise Energy	$(119)	$(184)	$1,167	$(350)
Government imposition reimbursements	100	150	300	450
Gain on sale of royalty interests in oil properties		—	—	2,949
Coal storage	127	—	211	—
Miscellaneous	266	247	910	2,439
	$374	$213	$2,588	$5,488

(9)	INCOME TAXES

For the three and nine months ended September 30, 2020, the Company utilized a discrete period method to calculate taxes, as it does not believe the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding COVID-19.   Our effective tax rate for the three and nine months ended September 30, 2020 and 2019 was ~69% and ~98%, respectively. Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit  (“AMT”) refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, the CARES Act, (i) eliminates the 80% of taxable income limitation by allowing corporate entities to fully utilize NOLs to offset taxable income in 2018, 2019, or 2020, (ii) increases the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020 and (iv) allows taxpayers with AMT credits to claim a refund in 2020 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cuts and Jobs Act in 2017.

(10)	STOCK COMPENSATION PLANS

Non-vested grants at December 31, 2019	488,500
Granted – average weighted share price on grant date was $0.90	40,000
Vested – average weighted share price on vesting date was $0.68	(72,000)
Forfeited	(9,500)
Non-vested grants at September 30, 2020	447,000

For the three and nine months ended September 30, 2020, our stock compensation was $0.3 million and $0.9 million, respectively. For the three and nine months ended September 30, 2019, our stock-based compensation was $0.4 million and $1.4 million, respectively.

Non-vested RSU grants will vest as follows:

Vesting Year	RSUs Vesting
2020	106,250
2021	306,750
2022	24,000
2023	10,000
447,000

The outstanding RSUs have a value of $0.3 million based on the September 30, 2020, closing stock price of $0.65.

At September 30, 2020 we had 1,379,650 RSUs available for future issuance.

(11)	LEASES

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

Information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease information:
Operating cash outflows from operating leases	$50	$77	$184	$234
Weighted average remaining lease term in years	3.43	4.11	3.43	4.11
Weighted average discount rate	6.0%	6.0%	6.0%	6.0%

Future minimum lease payments under non-cancellable leases as of September 30, 2020 were as follows:

Year	Amount
(In thousands)
2020	$50
2021	203
2022	206
2023	174
2024	60
Total minimum lease payments	$693
Less imputed interest	(48)

Total operating lease liabilities	$645

As reflected on balance sheet:
Other long-term liabilities	$645

At September 30, 2020, and December 31, 2019, we had approximately $645,000 and $800,000, respectively, of right-of-use operating lease assets recorded within “buildings and equipment” on the condensed consolidated balance sheets.

(12)	SELF-INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among seven mining units dispersed over ten miles. The historical cost of such equipment was approximately $273 million as of September 30, 2020, and December 31, 2019.

Restricted cash of $4.2 million and $4.5 million as of September 30, 2020, and December 31, 2019, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(13)	INCOME (LOSS) PER SHARE

We compute income (loss) per share using the two-class method, which is an allocation formula that determines income (loss) per share for common stock and participating securities, consisting of outstanding RSUs.

The following table sets forth the computation of net income (loss) allocated to common shareholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$1,923	$(3,723)	$(1,483)	$(67)
Less loss (income) allocated to RSUs	(28)	93	23	—
Net income (loss) allocated to common shareholders	$1,895	$(3,630)	$(1,460)	$(67)

(14)	FAIR VALUE MEASUREMENTS

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

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our Level 3 instruments are comprised of fuel hedges and interest rate swaps.  The fair values of our hedges and swaps were estimated using discounted cash flow calculations based upon forward fuel prices and interest-rate yield curves.  The notional values of our two interest rate swaps were $53 million and $86 million as of September 30, 2020, both with maturities of May 2022.  Fuel hedges include 1.4 million gallons of diesel fuel that are subject to pricing fluctuations with a minimum of $1.79/gallon and a maximum of $2.00/gallon through December 2021.  Although we utilize third-party broker quotes to assess the reasonableness of our prices and valuation, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

The following table summarizes our financial assets and liabilities measured on a recurring basis at fair value at September 30, 2020 and December 31, 2019 by the respective level of the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
Fuel hedge	$—	$—	$25	$25
Marketable securities - restricted	2,296	—	—	2,296
	$2,296	$—	$25	$2,321
Liabilities:
Interest rate swaps	$—	$—	$3,825	$3,825

September 30, 2020
Liabilities:
Fuel hedge	—	—	750	750
Interest rate swaps	—	—	4,806	4,806
	$—	$—	$5,556	$5,556

The table below highlights the change in fair value of the fuel hedges and interest rate swaps which are based on a discounted future cash flow model (in thousands):

Ending balance, December 31, 2019*	$(3,800)
Change in estimated fair value	(1,756)
Ending balance, September 30, 2020*	$(5,556)

*Recorded in accounts payable and accrued liabilities and other liabilities in the Condensed Consolidated Balance Sheets.

(15)	EQUITY METHOD INVESTMENTS

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for oil, gas, and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our condensed consolidated balance sheets as of September 30, 2020, and December 31, 2019, was $3.3 million and $3.1 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallador Energy Company

RESULTS OF REVIEW OF INTERIM CONDENSED FINANCIAL STATEMENTS

We have reviewed the condensed consolidated balance sheet of Hallador Energy Company (the "Company") and subsidiaries as of September 30, 2020, and 2019, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2020 and 2019, the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2020 and 2019, the condensed consolidated statement of stockholders’ equity for the three-month and nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial statements"). Based on our review, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

November 2, 2020

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2019 ANNUAL REPORT ON FORM 10-K AND SHOULD BE READ IN CONJUNCTION THEREWITH.

Our condensed consolidated financial statements should also be read in conjunction with this discussion. The following analysis includes a discussion of metrics on a per ton basis derived from the condensed consolidated financial statements, which are considered non-GAAP measurements.  These metrics are significant factors in assessing our operating results and profitability.

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

I.

Sales – The global shelter in place response to the COVID–19 pandemic led to an unexpected and dramatic reduction in power demand, primarily during the second quarter 2020.  As expected, we experienced shipment delays in the second quarter as our customers adjusted their inventory levels.  We have worked closely with all of our customers and feel comfortable that all will honor their contracts, most of which have increased shipments in the third quarter and are expected to continue to do so in the fourth quarter.

II.

Production – To date, our operations have performed well considering the additional burdens of operating while working to comply with CDC health and safety guidelines. However, we may experience production interruptions should a significant number of our employees or our suppliers' employees become infected with COVID-19. Our inventory levels rose in the first half of the year, but shipments have increased, and our inventory levels are beginning to decline.

III.	Liquidity and financial flexibility - In Q2 2020, to enhance our liquidity and financial flexibility in response to COVID-19, we amended our credit facility, suspended our quarterly dividend, and borrowed $10 million under the Paycheck Protection Program as described below.

a.	As of September 30, 2020, our liquidity was $52.7 million and our leverage ratio of 2.46X is comfortably within our covenant of 3.50X.

IV.	Supply chain and distribution network - To date, we have not seen a material disruption in our access to supplies and equipment needed in the production of coal. In the second and third quarter, we experienced delays in rail services that have started to improve at the end of the third quarter.

OVERVIEW

Considering the challenges we have faced during this unprecedented time, Hallador has performed well. Below are some highlights for the quarter and first nine months of 2020:

I.	Q3 2020 Net Income of $1.9 million, Adjusted EBITDA of $17.1 million

a.

Sales:  During Q3 2020, shipments improved versus Q2 levels.  Looking forward, we expect to defer up to 400,000 tons of 2020 shipments to 2021.  As part of these agreements, we anticipate extending the term of multiple contracts for three additional years.

i.	Coal inventory was reduced by $4.5 million during the quarter.

b.	Production: Q3 production costs were $29.30 per ton. Looking out for the health and safety of our employees, and out of an abundance of caution, we experienced weeks during the quarter where up to 25% of our workforce was quarantined at home due to COVID-19 exposure. In spite of those challenges, costs remained within our guidance.

c.	Cash Flow & Debt: During Q3, we generated $15.8 million in operating cash flow which we utilized to pay down our bank debt by $14 million.

i.	As of September 30, 2020, our bank debt was $147 million, bringing our liquidity to $53 million and reducing our leverage ratio to 2.46X, comfortably within our covenant of 3.5X.

Reconciliation of GAAP “net income” to non-GAAP “adjusted EBITDA” (in thousands), the most comparable GAAP financial measure.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$1,923	$(3,723)	$(1,483)	$(67)
Income tax benefit	(461)	(3,473)	(3,255)	(3,318)
Loss from Hourglass Sands	64	47	205	438
(Income) loss from equity method investments	119	184	(1,167)	350
DD&A	9,313	11,774	30,151	35,598
Asset impairment	1,799	—	1,799	—
ARO accretion	348	320	1,024	943
Loss (gain) on disposal of assets	38	1	38	(99)
Loss (gain) on marketable securities	—	14	(14)	(334)
Interest Expense	2,329	3,558	10,877	13,546
Other amortization	1,452	1,323	4,274	3,614
Change in fair value of fuel hedges	(138)	-	775	—
Stock-based compensation	291	426	927	1,438
Adjusted EBITDA	$17,077	$10,451	$44,151	$52,109

Management believes that the presentation of such additional financial measures provides useful information to investors regarding our performance and results of operations because these measures when used in conjunction with related GAAP financial measures, (i) provide additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provide investors with the financial and analytical framework upon which management bases financial, operation, compensation, and planning decisions, and (iii) present measurements that investors, rating agencies, and debt holders have indicated are useful in assessing our results.

II.	Solid Sales Position Through 2022

COVID-19 has created a lot of uncertainty in the world, but we are comforted by our strong sales position through 2022.

	Contracted	Estimated
	tons	Priced
Year	(millions)*	per ton
2020 (Q4)	2.1	$40.00
2021	5.0	$39.30
2022	5.3	$40.20
	12.4

_____________

* Contracted tons are subject to adjustment due to the exercise of customer options to either take additional tons or reduce tonnage if such options exist in the customer contract.  Our actual shipments for the remainder of 2020 are estimated to be 1.7 million tons as we expect our customers to defer or carryover 400,000 tons from 2020 to 2021 from the contracted tons noted above.

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

i.

At September 30, 2020, the PPP loan totaling $10 million is presented as current and long-term liabilities on the condensed consolidated balance sheets based upon the schedule of repayments and excluding any possible forgiveness of the loan. Based on the terms of the loan, after factoring in the reduction in force prior to our application, we expect a portion of the loan to be forgiven following a successful audit by the Small Business Administration (SBA).  We anticipate applying for forgiveness in Q4 2020 with the decision from the SBA as to the amount of forgiveness coming in Q1 or Q2 of 2021.

c.	In June 2020, we started to take advantage of the payroll tax deferral offered by the CARES act. Through September 2020, we have deferred $0.8 million, but expect to defer approximately $1.6 million for the full year 2020, which will be due and payable in two annual installments at the end of 2021 and 2022.

V.	Signs of Improvement for the Coal Market

a.	Gas prices are increasing

i.	Thus far, Henry Hub natural gas prices have averaged $1.88 for 2020. Looking to next year, the NYMEX gas 2021 forward strip is $3.11. Next year's gas prices are higher as the market anticipates less gas production and stronger LNG exports in 2021. One indicator of less future gas production is the dramatic slowdown in oil and gas drilling.

ii.	Oil and gas rig counts as of October 23, 2020 are 287 vs. the 2018/2019 peak of 1,085, a 74% decline.

iii.	Gas targeted rigs as of October 23, 2020 are 73 vs. the 2018/2019 peak of 198, a 63% decline.

b.	Coal export prices are improving

i.	API 4 is above $60 now and throughout 2021

ii.	API 2 is above $60 in Q4 2021

LONG-LIVED ASSET IMPAIRMENT REVIEW

See Note 2 to our condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

I.	Cash Provided by Operations

a.

As set forth in our condensed consolidated statements of cash flows, cash provided by operations was $34.0 million and $36.3 million for the nine months ended September 30, 2020 and 2019, respectively.

i.	Operating margins from coal decreased during the first nine months of 2020 by $5.3 million when compared to the first nine months of 2019.

1.	Our operating margins were $10.65 per ton in the first nine months of 2020 compared to $8.53 in the first nine months of 2019.

2.

Due in part to the effects of COVID-19, we experienced lower demand in the first nine months of 2020, resulting in sales of 4.4 million tons compared to sales in the first nine months of 2019 of 6.1 million tons.

ii.	The combination of the lower margins offset by changes in working capital items contributed substantially to our decrease in cash from operations compared to 2019.

b.	Our projected capex budget for the remainder of 2020 is $6 million, of which approximately $3.0 million is for maintenance capex.

c.

Cash provided by operations for the remainder of the year is expected to fund our maintenance capital expenditures and debt service, especially as we continue to reduce coal inventories throughout the balance of 2020.

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

CAPITAL EXPENDITURES (capex)

For the nine months of 2020, capex was $14.0 million allocated as follows (in millions):

Oaktown – maintenance capex	$7.3
Oaktown – investment	6.3
Other	0.4
Capex per the Condensed Consolidated Statements of Cash Flows	$14.0

Quarterly coal sales and cost data (in thousands, except per ton and percentage data) are provided below. Per ton calculations below are based on tons sold.

All Mines	4th 2019	1st 2020	2nd 2020	3rd 2020	T4Qs
Tons produced	2,122	1,701	1,468	1,234	6,525
Tons sold	2,015	1,526	1,244	1,585	6,370
Coal sales	$78,205	$61,932	$50,473	$64,754	$255,364
Average price/ton	$38.81	$40.58	$40.57	$40.85	$40.09
Wash plant recovery in %	74%	74%	76%	71%
Operating costs	$60,082	$48,334	$36,001	$46,444	$190,861
Average cost/ton	$29.82	$31.67	$28.94	$29.30	$29.96
Margin	$18,123	$13,598	$14,472	$18,310	$64,503
Margin/ton	$8.99	$8.91	$11.63	$11.55	$10.13
Capex	$8,264	$5,999	$4,006	$3,995	$22,264
Maintenance capex	$4,115	$3,470	$2,578	$1,365	$11,528
Maintenance capex/ton	$2.04	$2.27	$2.07	$0.86	$1.81

All Mines	4th 2018	1st 2019	2nd 2019	3rd 2019	T4Qs
Tons produced	1,938	2,205	2,003	1,891	8,037
Tons sold	2,219	2,130	1,807	2,118	8,274
Coal sales	$89,019	$85,235	$71,113	$82,883	$328,250
Average price/ton	$40.12	$40.02	$39.35	$39.13	$39.67
Wash plant recovery in %	68%	73%	71%	70%
Operating costs	$69,364	$62,271	$53,915	$71,372	$256,922
Average cost/ton	$31.26	$29.24	$29.84	$33.70	$31.05
Margin	$19,655	$22,964	$17,198	$11,511	$71,328
Margin/ton	$8.86	$10.78	$9.52	$5.43	$8.62
Capex	$8,996	$8,840	$9,448	$8,981	$36,265
Maintenance capex	$7,186	$6,672	$6,164	$5,537	$25,559
Maintenance capex/ton	$3.24	$3.13	$3.41	$2.61	$3.09

2020 vs. 2019 (first nine months)

For the first nine months of 2020, we sold 4,355,000 tons at an average price of $40.68/ton. For the first nine months of 2019, we sold 6,055,000 tons at an average price of $39.51/ton. The increase in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts.  The decrease in tons sold is related to the effects of COVID-19 resulting in lower customer demand, our contracted position coming into 2020, and lower natural gas prices further reducing coal demand.  We expect to ship a majority of the remaining contracted tons during the last three months of the year or defer to 2021.

Operating costs for all of our active coal mines averaged $30.03/ton and $30.98/ton for the nine months ended September 30, 2020 and 2019, respectively. Oaktown costs over that same period were $28.59 and $29.96, respectively. The lower costs are a result of the closure of the Carlisle Mine in February allowing us to focus our efforts on our lower cost Oaktown mines. For the remainder of 2020, we expect operating costs for our operating Oaktown mines to be $29-$30/ton.

We expect operating costs associated with the idled Prosperity mine to be $0.3 million for the remainder of 2020. Prosperity operating costs were $0.8 million during the nine months ended September 30, 2020.

We expect operating costs associated with the closed Carlisle mine to be $0.3 million for the remainder of 2020. We estimate that we incurred approximately $1.1 million of exit and disposal costs during the first nine months of 2020.

Other operating income decreased $2.9 million in the first nine months of 2020 when compared to 2019. The largest contributor to this decrease was the income from the sale of overriding royalty interests in certain oil-producing properties for $2.9 million in the first half of 2019. Our investment in Sunrise Energy contributed $1.2 million to income in 2020 but incurred a loss of $0.4 million in 2019. Other items contributing to the decrease related to the sale of scrap metal and other non-producing assets in 2019.

DD&A decreased $5.5 million in the first nine months of 2020 when compared to 2019. A portion of our assets are depreciated based on raw production, which has decreased in 2020, thus as production decreases, so does our DD&A.

SG&A expenses decreased $0.6 million during the first nine months of 2020 when compared to 2019.  The decrease is a result of lower payroll, commissions, and consulting fees as sales and project activity have declined compared to last year due to COVID-19.  We expect SG&A for the remainder of 2020 to be $3 million.

Interest expense decreased approximately $2.7 million in the first nine months of 2020 when compared to 2019. The change in estimated fair value of our interest rate swap agreement resulted in a reduction in non-cash expense of $2.0 million in 2020 when compared to 2019. The remaining decrease of $0.7 million is a result of lower interest rates due to our amended credit agreements in September 2019 and April 2020 and our continued reduction in debt.

Our Sunrise Coal employees and contractors totaled 658 at September 30, 2020, compared to 923 at September 30, 2019, and 907 at December 31, 2019. The decrease in our headcount was due primarily to the closure of the Carlisle Mine in February 2020.

2020 v. 2019 (third quarter)

For the third quarter 2020, we sold 1,585,000 tons at an average price of $40.85/ton.  For the third quarter 2019 we sold 2,118,000 tons at an average price of $39.13/ton.  The increase in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts. As noted above, the decrease in tons sold was due to the effects of COVID-19 resulting in lower customer demand, our contracted position for 2020, and lower natural gas prices further reducing coal demand.  We expect to ship a majority of the remaining contracted tons during the last three months of the year or defer to 2021.

Operating costs for all coal mines averaged $29.30/ton in 2020 and $33.70/ton in 2019. Oaktown costs over that same period were $28.65 and $32.60, respectively. Our operating costs for the quarter are within our prior guidance of $29-$30/ton as we continue to experience solid production in spite of the COVID-19 pandemic. Costs are lower than last year due to the closure of the Carlisle Mine in February 2020 allowing us to focus our efforts on our lower cost Oaktown mines. Prosperity operating costs were $0.3 million during the three months ended September 30, 2020.

DD&A decreased approximately $2.5 million in the third quarter of 2020 when compared to the third quarter of 2019. A portion of our assets are depreciated based on raw production, which has decreased in 2020, thus as production decreases, so does our DD&A.

SG&A expenses increased $0.2 million during the third quarter of 2020 when compared to the third quarter of 2019. The increase is a result of additional business development activities in the quarter.

Interest expense decreased approximately $1.2 million in the third quarter of 2020 when compared to the third quarter of 2019. The change in estimated fair value of our interest rate swap agreement resulted in a reduction in non-cash expense of $1.0 million in 2020 when compared to 2019.

EARNINGS (LOSS) PER SHARE

	4th 2019	1st 2020	2nd 2020	3rd 2020
Basic and diluted	$(1.95)	$(0.12)	$0.01	$0.06

	4th 2018	1st 2019	2nd 2019	3rd 2019
Basic and diluted	$0.09	$0.23	$(0.11)	$(0.12)

INCOME TAXES

Our effective tax rate (ETR) is estimated at ~69% and ~98% for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, the Company utilized a discrete period method to calculate taxes, as it does not believe the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding COVID-19.  Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

GOVERNMENT IMPOSITION REIMBURSEMENTS

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by Mine Safety and Health Administration (MSHA) or other government agencies. After applying the provisions of ASU 2014-09, as of September 30, 2020, we do not consider unreimbursed costs from our customers related to these compliance matters to be material and have constrained such amounts and will recognize them when they can be estimated with reasonable certainty.

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

No material changes from the disclosure in our 2019 Annual Report on Form 10-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO, CFO, and CAO of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO, CFO, and CAO concluded that our disclosure controls and procedures are effective.

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The PPP loan application required us to certify that the current economic uncertainty made the PPP loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria and that our receipt of the PPP loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation. In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If despite our good faith belief that we satisfied all eligibility requirements for the PPP loan, we are found to have been ineligible to receive the PPP loan or in violation of any of the laws or regulations that apply to us in connection with the PPP loan, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP loan. In the event that we seek forgiveness of all or a portion of the PPP loan, we will also be required to make certain certifications that will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate. In addition, our receipt of the PPP loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could harm our business, results of operations, and financial condition.

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

Due to the market disruption caused by the ongoing COVID-19 pandemic, Nasdaq has tolled the requirement for meeting the minimum bid price until September 30, 2020. As such, the Company has 180 days from July 1, 2020, or until December 28, 2020, to achieve compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days before December 28, 2020, and in such case, Nasdaq will provide the Company with written confirmation of compliance.

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

ITEM 4. MINE SAFETY DISCLOSURES

Safety is a core value for us and our subsidiaries. As such, we have dedicated a great deal of time, energy, and resources to creating a culture of safety. We are proud of the mine rescue team at Sunrise Coal, who placed 2nd overall in the National Mine Rescue contest held in Lexington, Kentucky in September 2019. We would also like to recognize Willie Hamilton, who finished second in the nation on pre-shift and Steve Earle, who was first in Indiana on bench.

See Exhibit 95 to this Form 10-Q for a listing of our mine safety violations.

ITEM 6.    EXHIBITS

15.1 *	*	Letter Regarding Unaudited Interim Financial Information – Plante Moran
31.1 *		SOX 302 Certification - President and Chief Executive Officer
31.2 *		SOX 302 Certification - Chief Executive Officer
31.3 *		SOX 302 Certification - Chief Accounting Officer
32*		SOX 906 Certification
95.1*		Mine Safety Disclosures
101.INS*		Inline XBRL Instance Document
101.SCH*		Inline XBRL Schema Document
101.CAL*		Inline XBRL Calculation Linkbase Document.
101.LAB*		Inline XBRL Labels Linkbase Document.
101.PRE*		Inline XBRL Presentation Linkbase Document.
101.DEF*		Inline XBRL Definition Linkbase Document.
104*		Cover Page Interactive Data File (embedded with the Inline XBRL document)
*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: November 2, 2020	/S/ LAWRENCE D. MARTIN
Lawrence D. Martin, CFO

Date: November 2, 2020	/S/ R. TODD DAVIS
R. Todd Davis, CAO