Form 10-K
period 2020-12-31
HALLADOR ENERGY CO
filed 2021-03-09
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020 OR
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

☐ Large accelerated filer	☐ Accelerated filer
☑ Non-accelerated filer	☑ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the common stock held by non-affiliates (public float) on June 30, 2020 was $13,999,757 based on the closing price reported that date by the NASDAQ of $.66 per share.

As of March 4, 2021, we had 30,612,572 shares outstanding.    Our Annual Meeting of Shareholders will be held on June 3, 2021 in Terre Haute, IN.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements.”  These statements are based on our beliefs as well as assumptions made by, and information currently available to us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses' and governments' responses to the pandemic on our operations and personnel, and on demand for coal, the financial condition of our customers and suppliers, available liquidity and capital sources and broader economic disruptions;
●	changes in macroeconomic and market conditions and market volatility arising from the COVID-19 pandemic, including coal, oil, natural gas and natural gas liquids prices, and the impact of such changes and volatility on our financial position;
●	the effectiveness or lack of effectiveness in distributed vaccines to reduce the impact of COVID-19;
●	changes in competition in coal markets and our ability to respond to such changes;
●	changes in coal prices, demand, and availability which could affect our operating results and cash flows;
●	risks associated with the expansion of our operations and properties;
●	legislation, regulations, and court decisions and interpretations thereof, including those relating to the environment and the release of greenhouse gases, mining, miner health and safety, and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	dependence on significant customer contracts, including renewing customer contracts upon expiration of existing contracts;
●	changing global economic conditions or in industries in which our customers operate;
●	recent action and the possibility of future action on trade made by the United States and foreign governments;
●	the effect of changes in taxes or tariffs and other trade measures;
●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;
●	adjustments made in price, volume or terms to existing coal supply agreements;
●	changes in oil & gas prices, which could, among other things, affect our investments in oil & gas mineral interests;
●	our productivity levels and margins earned on our coal sales;
●	changes in raw material costs;
●	changes in the availability of skilled labor;
●	our ability to maintain satisfactory relations with our employees;
●	increases in labor costs, adverse changes in work rules, or cash payments or projections associated with workers’ compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;
●	operational interruptions due to geologic, permitting, labor, weather-related or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods or other interruptions;
●	results of litigation, including claims not yet asserted;
●	difficulty maintaining our surety bonds for mine reclamation;
●	decline in or change in the coal industry’s share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity, such as natural gas, nuclear energy, and renewable fuels;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation;
●	uncertainties in estimating and replacing our coal reserves;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions;

●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control;
●	other factors, including those discussed in “Item 1A. Risk Factors”; and
●	investors' and other stakeholders' increasing attention to environmental, social and governance ("ESG") matters.

If one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may differ materially from those described in any forward-looking statement. When considering forward-looking statements, you should also keep in mind the risk factors described in “Item 1A. Risk Factors” below. The risk factors could also cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments, unless required by law.

You should consider the information above when reading any forward-looking statements contained in this Annual Report on Form 10-K; other reports filed by us with the U.S. Securities and Exchange Commission (“SEC”); our press releases; our website http://www.halladorenergy.com and written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

ITEM 1.   BUSINESS.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our business.

Regulation and Laws

The coal mining industry is subject to extensive regulation by federal, state and local authorities on matters such as:

●	employee health and safety;
●	mine permits and other licensing requirements;
●	air quality standards;
●	water quality standards;
●	storage of petroleum products and substances that are regarded as hazardous under applicable laws or that, if spilled, could reach waterways or wetlands;
●	plant and wildlife protection that could limit or prohibit mining or exploration;
●	restricting the types, quantities and concentration of materials that can be released into the environment in the performance of mining or exploration and production activities;
●	discharge of materials;
●	storage and handling of explosives;
●	wetlands protection;
●	surface subsidence from underground mining; and
●	the effects, if any, that mining has on groundwater quality and availability.

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

Mine Health and Safety Laws

The Federal Mine Safety and Health Act of 1977 (“FMSHA”), and regulations adopted pursuant thereto, imposes extensive and detailed safety and health standards on numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations, and numerous other matters. MSHA monitors and rigorously enforces compliance with these federal laws and regulations. In addition, the states where we operate have state programs for mine safety and health regulation and enforcement. Federal and state safety and health regulations affecting the coal mining industry are perhaps the most comprehensive and rigorous system in the U.S. for protection of employee safety and have a significant effect on our operating costs. Although many of the requirements primarily impact underground mining, our competitors in all of the areas in which we operate are subject to the same laws and regulations.

FMSHA has been construed as authorizing MSHA to issue citations and orders pursuant to the legal doctrine of strict liability, or liability without fault, and FMSHA requires the imposition of a civil penalty for each cited violation. Negligence and gravity assessments and other factors can result in the issuance of various types of orders, including orders requiring withdrawal from the mine or the affected area, and some orders can also result in the imposition of civil penalties. FMSHA also contains criminal liability provisions. For example, criminal liability may be imposed upon corporate operators who knowingly and willfully authorize, order or carry out violations of the FMSHA, or its mandatory health and safety standards.

The Federal Mine Improvement and New Emergency Response Act of 2006 (“MINER Act”) significantly amended the FMSHA, imposing more extensive and stringent compliance standards, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection, and enforcement activities. Following the passage of the MINER Act, MSHA has issued new or more stringent rules and policies on a variety of topics, including:

●	sealing off abandoned areas of underground coal mines;
●	mine safety equipment, training, and emergency reporting requirements;
●	substantially increased civil penalties for regulatory violations;
●	training and availability of mine rescue teams;
●	underground “refuge alternatives” capable of sustaining trapped miners in the event of an emergency;
●	flame-resistant conveyor belts, fire prevention and detection, and use of air from the belt entry; and
●	post-accident two-way communications and electronic tracking systems.

MSHA continues to interpret and implement various provisions of the MINER Act, along with introducing new proposed regulations and standards.

In 2014, MSHA began implementation of a finalized new regulation titled “Lowering Miner’s Exposure to Respirable Coal Mine Dust, Including Continuous Personal Dust Monitors.”  The final rule implemented a reduction in the allowable respirable coal mine dust exposure limits, requires the use of sampling data taken from a single sample rather than an average of samples and increases oversight by MSHA regarding coal mine dust and ventilation issues at each mine, including the approval process for ventilation plans at each mine, all of which increase mining costs. The second phase of the rule began in February 2016 and requires additional sampling for designated and other occupations using the new continuous personal dust monitor technology, which provides real-time dust exposure information to the miner. Phase three of the rule began in August 2016 and resulted in lowering the current respirable dust level of 2.0 milligrams per cubic meter to 1.5 milligrams per cubic meter of air. Compliance with these rules can result in increased costs on our operations, including, but not limited to, the purchasing of new equipment and the hiring of additional personnel to assist with monitoring, reporting, and recordkeeping obligations. MSHA has published a request for information regarding engineering controls and best practices to lower miners’ exposure to respirable coal mine dust, which is currently set to close on July 9, 2022. It is uncertain whether MSHA will present additional proposed rules, or revisions to the final rule, following the closing of the comment period for the current request for information.

MSHA has also published, and may continue to publish, various proposed rules or requests for information, which may result in additional rulemakings. For example, in June 2016, MSHA published a request for information on Exposure of Underground Miners to Diesel Exhaust. Following a comment period that closed in November 2016, MSHA received requests for MSHA and the National Institute for Occupational Safety and Health to hold a Diesel Exhaust Partnership to address the issues covered by MSHA's request for information. The comment period for the request for information closed in September 2020. It is uncertain whether MSHA will present a proposed rule pertaining to exposure of underground miners to diesel exhaust, after completing its evaluation of the comments received.

Separately, in November 2020, MSHA published a proposed rule to revise Testing, Evaluation, and Approval of Electric Motor-Driven Mine Equipment and Accessories within underground mining environments. The comment period for the proposed rule closed in December 2020. It is uncertain whether MSHA will present a final rule addressing this issue.

Subsequent to the passage of the MINER Act, Illinois, Kentucky, Pennsylvania, and West Virginia have enacted legislation addressing issues such as mine safety and accident reporting, increased civil and criminal penalties, and increased inspections and oversight. Additionally, state administrative agencies can promulgate administrative rules and regulations affecting our operations. Other states may pass similar legislation or administrative regulations in the future.

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

Black Lung Benefits Act

The Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981 (“BLBA”) requires businesses that conduct current mining operations to make payments of black lung benefits to current and former coal miners with black lung disease and to some survivors of a miner who dies from this disease. The BLBA levied a tax on coal sales of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price in order to compensate miners who are totally disabled due to black lung disease and some survivors of miners who died from this disease, and who were last employed as miners prior to 1970 or subsequently where no responsible coal mine operator has been identified for claims. In addition, the BLBA provides that some claims for which coal operators had previously been responsible are or will become obligations of the government trust funded by the tax. The Revenue Act of 1987 extended the termination date of this tax from January 1, 1996, to the earlier of January 1, 2014, or the date on which the government trust becomes solvent. The Emergency Economic Stabilization Act of 2008 extended these rates through December 31, 2018. On January 1, 2019, the excise tax rates reverted to their original 1977 statutory levels of $0.50 per ton for underground-mined coal and $0.25 per ton for surface mined coal, but not to exceed 2% of the applicable sales price.  In December 2019, the excise tax rates were increased to their 2018 levels and that rate increase was set to expire on December 31, 2020.  However, in December 2020, the excise tax rate increase was extended another year, through December 31, 2021.

Workers' Compensation and Black Lung

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

The revised BLBA regulations took effect in January 2001, relaxing the stringent award criteria established under previous regulations and thus potentially allowing new federal claims to be awarded and allowing previously denied claimants to re-file under the revised criteria. These regulations may also increase black lung-related medical costs by broadening the scope of conditions for which medical costs are reimbursable and increase legal costs by shifting more of the burden of proof to the employer.

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

In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a reclamation fee on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The fee for surface-mined and underground-mined coal is $0.28 per ton and $0.12 per ton, respectively. The fee is currently scheduled to be in effect until September 30, 2021 and requires Congressional action to reauthorize. We have accrued the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary.  In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation or orphaned mine sites and acid mine drainage control on a statewide basis.

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

In April 2015, the United States Environmental Protection Agency ("EPA") finalized rules on coal combustion residuals ("CCRs"); however, the final rule does not address the placement of CCRs in minefills or non-minefill uses of CCRs at coal mine sites. The Federal Office of Surface Mining ("OSM ") has announced their intention to release a proposed rule to regulate placement and use of CCRs at coal mine sites, but to date, no further action has been taken. These actions by OSM potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities, and additional enforcement actions.

Bonding Requirements

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, and to satisfy other miscellaneous obligations. These bonds are typically renewable on a yearly basis. It has become increasingly difficult for us and our competitors to secure new surety bonds without posting collateral and in some cases it is unclear what level of collateral will be required.

The Clean Air Act ("CAA") and similar state and local laws and regulations regulate emissions into the air and affect coal mining operations. The CAA directly impacts our coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, achieve certain emissions standards, or implement certain work practices on sources that emit various air pollutants. The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants and other coal-burning facilities. There have been a series of federal rulemakings focused on emissions from coal-fired electric generating facilities. Installation of additional emissions control technology and any additional measures required under applicable federal and state laws and regulations related to air emissions will make it more costly to operate coal-fired power plants and possibly other facilities that consume coal and, depending on the requirements of individual state implementation plans (“SIPs”), could make fossil fuels a less attractive fuel alternative in the planning and building of power plants in the future. A significant reduction in fossil fuels’ share of power generating capacity could have a material adverse effect on our business, financial condition and results of operations.

In addition to the greenhouse gas (“GHG”) issues discussed below, the air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to, the following:

●

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

●

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

●

In February 2012, the EPA adopted the MATS, which regulates the emission of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal and oil-fired power plants. In March 2013, the EPA finalized a reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits to levels attainable by existing control technologies. In subsequent litigation, the U.S. Supreme Court struck down the MATS rule based on the EPA’s failure to take costs into consideration.  The D.C. Circuit Court allowed the current rule to stay in place until the EPA issued a new finding.  In April 2016, the EPA issued a final supplemental finding upholding the rule and concluding that a cost analysis supports the MATS rule. In April 2017, the D.C Circuit Court of Appeals granted the EPA’s request to cancel oral arguments and ordered the case held in abeyance for an EPA review of the supplemental finding. In December 2018, the EPA issued a proposed Supplemental Cost Finding, as well as the CAA required "risk and technology review."  In May 2020, EPA issued a final rule that reverses the Agency's prior determination from 2000 and 2016 that it was "appropriate and necessary" to regulate hazardous air pollutants ("HAP") from coal-fueled Electric Generating Units ("EGUs") under the MATS rule. Notwithstanding the invalidation of this threshold regulatory determination, the final rule leaves in place all of the HAP emission control requirements imposed by the MATS rule based on the conclusion that the EGU source category cannot meet the statute's stringent requirements for delisting a source category from HAP regulation. Many electric generators have already announced retirements due to the MATS rule. Although various issues surrounding the MATS rule remain subject to litigation in the D.C. Circuit, the MATS rule has forced generators to make capital investments to retrofit power plants and could lead to additional premature retirements of older coal-fired generating units. The announced and possible additional retirements are likely to reduce the demand for coal. Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed. Regulation of mercury emissions by the EPA, states, or Congress may decrease the future demand for coal. We continue to evaluate the possible scenarios associated with CSAPR and MATS and the effects they may have on our business and our results of operations, financial condition or cash flows.

●

The EPA is required by the CAA to periodically re-evaluate the available health effects information to determine whether the National Ambient Air Quality Standards (“NAAQS”) should be revised. Pursuant to this process, the EPA has adopted more stringent NAAQS for fine particulate matter (“PM”), ozone, nitrogen oxide, and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards and other states will be required to develop new SIPs for areas that were previously in “attainment” but do not attain the new standards. In addition, under the revised ozone NAAQS, significant additional emissions control expenditures may be required at coal-fired power plants. In March 2019, the EPA published a final rule that retained the current primary NAAQS for sulfur oxide.  In December 2020, EPA published a final rule to retain the current NAAQS for both PM and ozone; however, various entities have filed litigation against one or both of these rulemakings, and the NAAQS may be subject to revision under the Biden Administration. New standards may impose additional emissions control requirements on new and expanded coal-fired power plants and industrial boilers. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, our mining operations and our customers could be affected when the new standards are implemented by the applicable states, and developments might indirectly reduce the demand for coal.

●

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

●	The EPA’s new source review (“NSR”) program under the CAA in certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly increase emissions, to install more stringent air emissions control equipment. The Department of Justice, on behalf of the EPA, has filed lawsuits against a number of coal-fired electric generating facilities alleging violations of the NSR program. The EPA has alleged that certain modifications have been made to these facilities without first obtaining certain permits issued.

GHG Emissions

Combustion of fossil fuels, such as the coal we produce, results in the emission of GHGs, such as carbon dioxide and methane. Combustion of fuel for mining equipment used in coal production also emits GHGs. Future regulation of GHG emissions in the U.S. could occur pursuant to future U.S. treaty commitments, new domestic legislation or regulation by the EPA.  Although no comprehensive climate change regulation has been adopted at the federal level in the United States, President Biden has announced that climate change will be a focus of his administration. For example, in January 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil-fuel industry, a doubling of electricity generated by offshore wind by 2030, and increased emphasis on climate-related risks across governmental agencies and economic sectors. Internationally, the Paris Agreement requires member states to submit non-binding, individually-determined emissions reduction targets. These commitments could further reduce demand and prices for fossil fuels. Although the United States had withdrawn from the Paris Agreement, President Biden has signed executive orders recommitting the United States to the agreement and calling for the federal government to begin formulating the United States’ nationally determined emissions reduction targets under the agreement. However, the impact of these orders, and the terms of any legislation or regulation to implement the United States’ commitment under the Paris Agreement, remain unclear at this time. Moreover, many states, regions, and governmental bodies have adopted GHG initiatives and have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities, including coal-fired electric generating facilities. Others have announced their intent to increase the use of renewable energy sources, displacing coal and other fossil fuels. Depending on the particular regulatory program that may be enacted, at either the federal or state level, the demand for coal could be negatively impacted, which would have an adverse effect on our operations.

Even in the absence of new federal legislation, the EPA has begun to regulate GHG emissions under the CAA based on the U.S. Supreme Court’s 2007 decision that the EPA has authority to regulate GHG emissions. Although the U.S. Supreme Court’s holding did not expressly involve the EPA’s authority to regulate GHG emissions from stationary sources, such as coal-fueled power plants, the EPA has determined on its own that it has the authority to regulate GHG emissions from power plants and issued a final rule which found that GHG emissions, including carbon dioxide and methane, endanger both the public health and welfare.

Several rulemakings have been issued under the NSPS that constrain the GHG emissions of fossil-fuel-fired power plants. Most recently, in January 2021, the EPA published a final significant contribution finding for purposes of regulating source category of GHG emissions, confirming that such power plants are a source category for such regulations. However, this finding also excludes several sectors and may, therefore, be subject to revision, and future implementation of the NSPS is uncertain at this time.

In August 2015, the EPA issued its final Clean Power Plan ("CPP") rules that establish carbon pollution standards for power plants, called CO2 emission performance rates. Judicial challenges led the U.S. Supreme Court to grant a stay in February 2016 of the implementation of the CPP before the United States Court of Appeals for the District of Columbia ("Circuit Court") even issued a decision. In October 2017 the EPA proposed to repeal the CPP.  The EPA subsequently proposed the ACE rule to replace the CPP with a rule that utilizes heat rate improvement measures as the "best system of emission reduction." The ACE rule adopts new implementing regulations under the CAA to clarify the roles of the EPA and the states, including an extension of the deadline for state plans and EPA approvals; and, the rule revises the NSR permitting program to provide EGUs the opportunity to make efficiency improvements without triggering NSR permit requirements. In June 2019, the EPA published the final repeal of the CPP and promulgation of the ACE rule.  The EPA’s attempts to replace the CPP with the ACE rule are currently subject to litigation, and on January 19, 2021 , the Circuit Court struck down the ACE rule, though the case is not yet final, and we cannot predict the final outcome.

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

In addition, environmental advocacy groups have filed a variety of judicial challenges claiming that the environmental analyses conducted by federal agencies before granting permits and other approvals necessary for certain coal activities do not satisfy the requirements of the National Environmental Policy Act (“NEPA”). These groups assert that the environmental analyses in question do not adequately consider the climate change impacts of these particular projects. In July 2020, the Council on Environmental Quality ("CEQ ") finalized revisions to NEPA that clarify the extent to which direct, indirect, and cumulative environmental impacts from a proposed project, including GHG emissions, should be examined under NEPA; however, these regulations may be subject to further regulation under the Biden Administration.

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

Following the RGGI model, five Western states launched the Western Regional Climate Action Initiative to identify, evaluate, and implement collective and cooperative methods of reducing GHG in the region to 15% below 2005 levels by 2020. These states were joined by two additional states and four Canadian provinces and became collectively known as the Western Climate Initiative Partners. However, as of 2020, only California and certain Canadian provinces are currently active participants in the Western Climate Initiative. Nevertheless, it is likely that these regional efforts will continue based on current trends and concerns related to the reduction of GHG emissions.

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

The EPA also has statutory “veto” power over a Section 404 permit if the EPA determines, after notice and an opportunity for a public hearing, that the permit will have an “unacceptable adverse effect.”  In January 2011, the EPA exercised its veto power to withdraw or restrict the use of a previously issued permit for Spruce No. 1 Surface Mine in West Virginia, which is one of the largest surface mining operations ever authorized in Appalachia. This action was the first time that such power was exercised with regard to a previously permitted coal mining project which veto was subsequently upheld by the D.C. Circuit Court of Appeals in 2013. Any future use of the EPA’s Section 404 “veto” power could create uncertainty with regard to our continued use of current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting our coal revenues. In addition, the EPA initiated a preemptive veto prior to the filing of any actual permit application for a copper and gold mine based on fictitious mine scenario. The implications of this decision could allow the EPA to bypass the state permitting process and engage in watershed and land use planning.

Total Maximum Daily Load (“TMDL”) regulations under the CWA establish a process to calculate the maximum amount of a pollutant that an impaired waterbody can receive and still meet state water quality standards and to allocate pollutant loads among the point and non-point pollutant sources discharging into that water body. Likewise, when water quality in a receiving stream is better than required, states are required to conduct an antidegradation review before approving discharge permits. The adoption of new TMDL-related allocations or any changes to antidegradation policies for streams near our coal mines could require more costly water treatment and could adversely affect our coal production.

Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA. Rulemakings to establish the extent of such jurisdiction were finalized in 2015 and 2020, respectively, and both rulemakings have been subject to substantial litigation.  It is also possible that the Biden Administration could propose a broader definition of WOTUS. Should any rule expanding the definition of what constitutes a water of the United States take effect  a result of the EPA and the Corps of Engineers' rulemaking process, we could face increased costs and delays due to additional permitting and regulatory requirements and possible challenges to permitting decisions.

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

On November 3, 2015, the EPA published the final rule Effluent Limitations Guidelines and Standards (“ELG”), revising the regulations for the Steam Electric Power Generating category which became effective on January 4, 2016. The rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants, based on technology improvements in the steam electric power industry over the last three decades. The combined effect of the CCB and ELG regulations has forced power generating companies to close existing ash ponds and will likely force the closure of certain older existing coal-burning power plants that cannot comply with the new standards. In November 2019, the EPA proposed revisions to the 2015 ELG rule and announced proposed changes to regulations for the disposal of coal ash in order to reduce compliance costs.  In October 2020, the EPA published a final rule.  It is unclear what impact these regulations will have on the market for our products.

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

Other Environmental, Health and Safety Regulations

In addition to the laws and regulations described above, we are subject to regulations regarding underground and above ground storage tanks in which we may store petroleum or other substances. Some monitoring equipment that we use is subject to licensing under the Federal Atomic Energy Act. Water supply wells located on our properties are subject to federal, state, and local regulations. In addition, our use of explosives is subject to the Federal Safe Explosives Act. We are also required to comply with the Federal Safe Drinking Water Act, the Toxic Substance Control Act, and the Emergency Planning and Community Right-to-Know Act. The costs of compliance with these regulations should not have a material adverse effect on our business, financial condition or results of operations.

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

Illinois Basin (ILB)

The coal industry underwent a significant transformation in the early 1990s, as greater environmental accountability was established in the electric utility industry. Through the U.S. Clean Air Act, acceptable baseline levels were established for the release of sulfur dioxide in power plant emissions. In order to comply with the new law, most utilities switched fuel consumption to low-sulfur coal, thereby stripping the ILB of over 50 million tons of annual coal demand. This strategy continued until mid-2000 when a shortage of low-sulfur coal drove up prices. This price increase combined with the assurance from the U.S. government that the utility industry would be able to recoup their costs to install scrubbers caused utilities to begin investing in scrubbers on a large scale. With scrubbers, the ILB has re-opened as a significant fuel source for utilities and has enabled them to burn lower-cost high sulfur coal.

The ILB consists of coal mining operations covering more than 50,000 square miles in Illinois, Indiana, and western Kentucky. The ILB is centrally located between four of the largest regions that consume coal as fuel for electricity generation (East North Central, West South Central, West North Central, and East South Central). The region also has access to sufficient rail and water transportation routes that service coal-fired power plants in these regions as well as other significant coal consuming regions of the South Atlantic and Middle Atlantic.

U. S. Coal Industry

The major coal production basins in the U.S. include Central Appalachia (CAPP), Northern Appalachia (NAPP), Illinois Basin (ILB), Powder River Basin (PRB), and the Western Bituminous region (WB). CAPP includes eastern Kentucky, Tennessee, Virginia and southern West Virginia. NAPP includes Maryland, Ohio, Pennsylvania, and northern West Virginia. The ILB includes Illinois, Indiana, and western Kentucky. The PRB is located in northeastern Wyoming and southeastern Montana. The WB includes western Colorado, eastern Utah, and southern Wyoming. Hallador, through its wholly-owned subsidiary Sunrise Coal, LLC, mines coal exclusively in the ILB.

Coal type varies by basin. Heat value and sulfur content are important quality characteristics and determine the end-use for each coal type.

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

Human Capital

As of December 31, 2020, Hallador Energy Company and its subsidiaries employed 690 full-time employees and temporary miners.  644 of those employees and temporary miners are directly involved in the coal mining or coal washing process.   Our workforce is entirely union-free.  To attract and retain top talent, we provide competitive wages, an annual bonus for all employees, excellent benefits, an employee health clinic, and a culture that is committed to health and safety at all levels.

Employee health and safety is a top priority at Hallador Energy’s wholly owned subsidiary, Sunrise Coal, LLC.   With a robust safety department and safety standards that exceed mandated guidelines, we make safety the foundation of everything we do.  While every precaution is taken to prevent mine emergencies, Sunrise Coal has its own private mine rescue team.  This team is trained and ready to manage any emergency at a Sunrise Coal, LLC facility, but also ready and available to assist other mine rescue teams.   In addition to a highly decorated private mine rescue team, Sunrise Coal in 2020 had three employees on the Indiana State Mine Rescue team and one team trainer which was more than any other mine in Indiana.  We continuously monitor safety data such as incidence rate, injury severity, violations per inspection day, and significant and substantial citations and compare to the national averages noting that in 2020 we were at or below the national averages in all four categories.  For more information about citations or orders for violations of standards under the FMSHA, as amended by the Miner Act, please see our Exhibit 95.1 to this Annual Report on Form 10-K.

While other companies have moved to high deductible health plans, Hallador Energy is committed to providing comprehensive affordable health insurance with low cost deductibles and co-pays to take care of our employees and their families.  We believe in decreasing the barriers to healthcare, so employees and their dependents do not have to delay care.  Our employees and their families also have access to a private full-time health and wellness clinic, with free medications, no cost diagnostics, and a wellness coach.

Beyond investing in the safety and health of its employees, Hallador Energy invests in educational opportunities for its employees.  All continuing education requirements and training are completely paid for by the company and tuition reimbursement programs are available to every employee companywide.

We are committed to protecting our employees and doing our part to mitigate the spread of COVID-19 while implementing contingency plans to ensure that we continue to supply our customers without interruption. As the situation continues to evolve, we will monitor the Center for Disease Control and Prevention (CDC) guidelines to keep our employees and their families safe.  We have taken measures to minimize the spread of germs at our offices and mining locations and educating our employees on how they can reduce the risk of spreading germs to one another.   We have implemented social distancing measures while keeping our employees informed about health and safety. Management encourages employees to stay home when they are sick and has adapted our sick day policy to promote time off for illnesses.

Other

We have no significant patents, trademarks, licenses, franchises or concessions.

Our corporate office is located at 1183 East Canvasback Drive, Terre Haute, Indiana, 47802, and Sunrise Coal’s corporate office is at the same location, phone 812.299.2800. Terre Haute is approximately 70 miles west of Indianapolis.

ITEM 1A. RISK FACTORS.

Risks Related to our Business

We face various risks related to pandemics and similar outbreaks, which have had and may continue to have material adverse effects on our business, financial position, results of operations, and/or cash flows.

We face a wide variety of risks related to pandemics, including the global outbreak of COVID-19. Since first reported in late 2019, the COVID-19 pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, government challenges, and market volatility of an unprecedented nature. Although we have, to date, managed to continue most of our operations, we cannot predict the future course of events nor can we assure that this global pandemic, including its economic impact, will not continue to have a material adverse impact on our business, financial position, results of operations and/or cash flows. The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty and turmoil in the coal industry. The COVID-19 outbreak and the responsive actions to limit the spread of the virus have significantly reduced global economic activity, resulting in a decline in the demand for coal and other commodities, and negatively impacted our results of operations for 2020. Our operations could be further impacted by the COVID-19 pandemic if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, or absenteeism; steps the company has taken to protect health and well-being; government actions; facility closures; work slowdowns or stoppages; inadequate supplies or resources (such as reliable personal protective equipment, testing, and vaccines); or other circumstances related to COVID-19. Looking forward, we could be unable to perform fully on our contracts, we could experience interruptions in our business, and we could incur liabilities and suffer losses as a result. We will continue to incur additional costs because of the COVID-19 outbreak, including protecting the health and well-being of our employees and as a result of impacts on operations and performance, which costs we may not be fully able to recover. We could be subject to additional regulatory requirements, enforcement actions, and litigation, again with costs and liabilities that are not fully recoverable or insured. The continued spread of COVID-19 could also affect our ability to hire, develop and retain our talented and diverse workforce, and to maintain our corporate culture. The continued global pandemic, including the economic impact, is likely also to cause further disruption in our supply chain. If our suppliers have increased challenges with their workforce (including as a result of illness, absenteeism or government orders), facility closures, access to necessary components and supplies, access to capital, and access to fundamental support services (such as shipping and transportation), they could be unable to provide the agreed-upon goods and services in a timely, compliant and cost-effective manner. We could incur additional costs and delays in our business, including as a result of higher prices for materials and equipment and schedule delays. As a result of the COVID-19 crisis, there may be changes in our customers' priorities and practices, as our customers confront reduced demand. Our customers have and may continue to experience adverse effects as a result of the COVID-19 crisis which could impact their creditworthiness or their ability to make payment for our products. We continue to work with our stakeholders (including customers, employees, suppliers, and local communities) to address this global pandemic responsibly. We continue to monitor the situation, to assess further possible implications to our employees, business, supply chain, and customers, and to take certain actions to mitigate various adverse consequences. We expect that the longer the COVID-19 pandemic, including its economic disruption, continues, the greater the adverse impact on our business operations, financial performance, and results of operations could be. Given the tremendous uncertainties and variables, we cannot at this time predict the impact of the global COVID-19 pandemic, or any future pandemic, but any pandemic or similar outbreak could have a material adverse impact on our business, financial position, results of operations, and/or cash flows.

Global economic conditions or economic conditions in any of the industries in which our customers operate as well as sustained uncertainty in financial markets could have material adverse impacts on our business and financial condition that we currently cannot predict.

Weakness in global economic conditions or economic conditions in any of the industries we serve or in the financial markets could materially adversely affect our business and financial condition. For example:

●	the demand for electricity in the U.S. and globally may decline if economic conditions deteriorate, which may negatively impact the revenues, margins, and profitability of our business;
●	any inability of our customers to raise capital could adversely affect their ability to honor their obligations to us; and
●	our future ability to access the capital markets may be restricted as a result of future economic conditions, which could materially impact our ability to grow our business, including development of our coal reserves.

The stability and profitability of our operations could be adversely affected if our customers do not honor existing contracts or do not extend existing or enter into new long-term contracts for coal.

In 2020, approximately 97% of our sales were under contracts having a term greater than one year, which we refer to as long-term contracts. Long-term sales contracts have historically provided a relatively secure market for the amount of production committed under the terms of the contracts. From time to time industry conditions may make it more difficult for us to enter into long-term contracts with our electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time. Accordingly, we may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire, which could subject a portion of our revenue stream to the increased volatility of the spot market.

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

During 2020, we derived 79% of our revenue from four customers (6 power plants), with each of the four customers representing at least 10% of our coal sales. If in the future we lose any of these customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or the terms, including pricing terms, on which they buy coal from us, it could have a material adverse effect on our business, financial condition and results of operations.

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

The value of our assets has from time to time been adversely affected by numerous uncertain factors, some of which are beyond our control, including unfavorable changes in the economic environments in which we operate, lower-than-expected coal pricing, technical and geological operating difficulties, an inability to economically extract our coal reserves and unanticipated increases in operating costs. These factors may trigger the recognition of additional impairment charges in the future, which could have a substantial impact on our results of operations.

If we are unable to comply with the covenants contained in our credit agreement, the lenders could declare all amounts outstanding to be due and payable and foreclose on their collateral, which could materially adversely affect our financial condition and operations.

As disclosed in Note 5 to our financial statements, there are two key ratio covenants stated in our credit agreement: (i) a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA/annual debt service) of 1.05 to 1 and (ii) a Maximum Leverage Ratio (consolidated funded debt/trailing twelve months adjusted EBITDA) not to exceed 3.50 to 1, which also decreases in future periods further reducing the maximum leverage permitted. On December 31, 2020, our debt service coverage ratio was 1.22, and our leverage ratio was 2.68. Therefore, we were in compliance with these two ratios.

Our indebtedness may limit our ability to borrow additional funds or capitalize on business opportunities.

On December 31, 2020, our bank debt was $137.7 million. Our leverage may:

●	adversely affect our ability to finance future operations and capital needs;
●	limit our ability to pursue acquisitions and other business opportunities; and
●	make our results of operations more susceptible to adverse economic or operating conditions.

Various limitations in our debt agreements may reduce our ability to incur additional indebtedness, to engage in some transactions, and capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.

We could be deemed ineligible for the Paycheck Protection Program (PPP) loan we received in 2020 upon audit by the United States Small Business Administration (SBA) upon completion of an SBA audit.

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

The PPP loan application required us to certify that the current economic uncertainty made the PPP loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria and that our receipt of the PPP loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation. In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If despite our good faith belief that we satisfied all eligibility requirements for the PPP loan, we are found to have been ineligible to receive the PPP loan or in violation of any of the laws or regulations that apply to us in connection with the PPP loan, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP loan. We have applied for forgiveness of the entire $10 million of the PPP loan, and as a part of the forgiveness process were required to make certain certifications that will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate. In addition, our receipt of the PPP loan resulted in adverse publicity, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could harm our business, results of operations, and financial condition.

Risks Related to our Industry

A substantial or extended decline in coal prices could negatively impact our results of operations.

Our results of operations are primarily dependent upon the prices we receive for our coal, as well as our ability to improve productivity and control costs. The prices we receive for our production depends upon factors beyond our control, including:

●	the adverse impact of the COVID-19 pandemic due to the reduction in demand, as well as impacts of the pandemic on our ability to produce coal;
●	the supply of and demand for domestic and foreign coal;
●	weather conditions and patterns that affect demand for or our ability to produce coal;
●	the proximity to and capacity of transportation facilities;
●	competition from other coal suppliers;
●	domestic and foreign governmental regulations and taxes;
●	the price and availability of alternative fuels;
●	the effect of worldwide energy consumption, including the impact of technological advances on energy consumption;
●	overall domestic and global economic conditions;
●	international developments impacting supply of coal; and
●	the impact of domestic and foreign governmental laws and regulations, including environmental and climate change regulations and regulations affecting the coal mining industry and coal-fired power plants, and delays in the receipt of, failure to receive, failure to maintain or revocation of necessary governmental permits.

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

Changes in tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.

Certain taxes and fees related to our operations, including the Abandoned Mine Land Reclamation Fund and the Black Lung Excise Tax, are set to expire in 2021. While the renewal of these taxes and fees would not have a significant impact on our business or results of operations, Congress may seek to increase these taxes and fees that relate specifically to the coal industry. We cannot predict further developments, and such increases could have a material adverse effect on our results of operations, financial position, and cash flows.

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

The domestic electric utility industry accounts for ~91% of domestic coal consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and fuel oil as well as alternative sources of energy. Gas-fueled generation has the potential to displace coal-fueled generation, particularly from older, less efficient coal-powered generators.  We expect that many of the new power plants needed in the United States to meet increasing demand for electricity generation will be fueled by natural gas because gas-fired plants are cheaper to construct and permits to construct these plants are easier to obtain.

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

Other factors, such as efficiency improvements associated with technologies powered by electricity have slowed electricity demand growth and could contribute to slower growth in the future. Further decreases in the demand for electricity, such as decreases that could be caused by a worsening of current economic conditions, a prolonged economic recession, or prolonged recovery from the COVID-19 pandemic, could have a material adverse effect on the demand for coal and our business over the long term.

Extensive environmental laws and regulations affect coal consumers and have corresponding effects on the demand for coal as a fuel source.

Federal, state and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from coal-fired electric power plants, which are the ultimate consumers of much of our coal. These laws and regulations can require significant emission control expenditures for many coal-fired power plants, and various new and proposed laws and regulations could require further emission reductions and associated emission control expenditures. These laws and regulations could affect demand and prices for coal. There is also continuing pressure on federal and state regulators to impose limits on carbon dioxide emissions from electric power plants, particularly coal-fired power plants. Further, far-reaching federal regulations promulgated by the EPA in the last several years, such as CSAPR and MATS, have led to the premature retirement of coal-fired generating units and a significant reduction in the amount of coal-fired generating capacity in the U.S.

Our operations are subject to a series of risks resulting from climate change.

Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide into the atmosphere. Concerns about the environmental impacts of such emissions have resulted in a series of regulatory, political, litigation, and financial risks for our business. Global climate issues continue to attract public and scientific attention. Most scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere could produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods, and other climatic events.   Increasing government attention is being paid to global climate issues and to emissions of GHGs, including emissions due to fossil fuels.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain sources in the United States, or constrain the emissions of powerplants (though such emissions restraints have been subject to challenge.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulations, or other regulatory initiatives that are focused on such areas as GHG cap-and-trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. Internationally, the Paris Agreement requires member states to submit non-binding, individually-determined emissions reduction targets.  These commitments could further reduce demand and prices for fossil fuels.  Although the United States had withdrawn from the Paris Agreement, President Biden has signed executive orders recommitting the United States to the agreement and calling for the federal government to begin formulating the United States' nationally determined emissions reduction targets under the agreement. However, the impact of these orders, and the terms of any legislation or regulation to implement the United States' commitment under the Paris Agreement, remain unclear at this time.

Governmental, scientific, and public concern over climate change has also resulted in increased political risks, including certain climate-related pledges made by certain candidates now in political office. In January 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to  the  fossil-fuel industry, a doubling of electricity generated by offshore wind by 2030, and increased emphasis on climate-related risks across governmental agencies and economic sectors. Other actions that may be pursued include restrictive requirements on new pipeline infrastructure or fossil-fuel export facilities or the promulgation of a carbon tax or cap and trade program. Further, although Congress has not passed such legislation, almost half of the states have begun to address GHG emissions, primarily through the planned development of emissions inventories, regional GHG cap and trade programs, or the establishment of renewable energy requirements for utilities. Depending on the particular program, we or our customers could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Litigation risks are also increasing, as a number of cities, local governments, and other plaintiffs have sued various fossil fuels companies in state and federal courts, alleging various legal theories to recover for the impacts of alleged damages from global warming, such as rising sea levels.  Many of these suits allege that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. Although a number of these lawsuits have been dismissed, others remain pending and the outcome of these cases remains difficult to predict.

Apart from governmental regulation, there are also increasing financial risks for fossil-fuel producers as stakeholders of fossil-fuel energy companies may elect in the future to shift some or all of their support into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil-fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil-fuel sector. Recently, the Federal Reserve announced it had joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Limitation of investments in and financing, bonding, and insurance coverages for fossil-fuel energy companies could adversely affect mining activities.

The adoption and implementation of new or more stringent international, federal, or state legislation, regulations, or other regulatory initiatives that impose more stringent standards for GHG emissions from fossil-fuel companies could result in increased costs of compliance or costs of consuming, and thereby reduce demand for coal, which could reduce the profitability of our interests. Additionally, political, litigation, and financial risks could result in either us restricting or canceling mining activities, incurring liability for infrastructure damages as a result of climatic changes, or having an impaired ability to continue to operate in an economic manner. One or more of these developments, as well as concerted conservation and efficiency efforts that result in reduced electricity consumption, and consumer and corporate preferences for non-fossil-fuel sources, including alternative energy sources, could cause prices and sales of our coal and/or oil & gas to materially decline and could cause our costs to increase and adversely affect our revenues and results of operations.

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

Our mining operations are influenced by changing conditions or events that can affect production levels and costs at particular mines for varying lengths of time and, as a result, can diminish our profitability. These conditions and events include, among others:

●	mining and processing equipment failures and unexpected maintenance problems;
●	unavailability of required equipment;
●	prices for fuel, steel, explosives and other supplies;
●	fines and penalties incurred as a result of alleged violations of environmental and safety laws and regulations;
●	variations in thickness of the layer, or seam, of coal;
●	amounts of overburden, partings, rock and other natural materials;
●	weather conditions, such as heavy rains, flooding, ice and other natural events affecting operations, transportation or customers;
●	accidental mine water discharges and other geological conditions;
●	seismic activities, ground failures, rock bursts or structural cave-ins or slides;
●	fires;
●	employee injuries or fatalities;
●	labor-related interruptions;
●	increased reclamation costs;
●	inability to acquire, maintain or renew mining rights or permits in a timely manner, if at all;
●	fluctuations in transportation costs and the availability or reliability of transportation; and
●	unexpected operational interruptions due to other factors.

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

We believe that commercial insurance coverage is prudent in certain areas of our business for risk management. Insurance costs could increase substantially in the future and could be affected by natural disasters, fear of terrorism, financial irregularities, cybersecurity breaches and other fraud at publicly-traded companies, intervention by the government, an increase in the number of claims received by the carriers, and a decrease in the number of insurance carriers. In addition, the carriers with which we hold our policies could go out of business or be otherwise unable to fulfill their contractual obligations or could disagree with our interpretation of the coverage or the amounts owed. In addition, for certain types or levels of risk, such as risks associated with certain natural disasters or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable rates, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and related expenses could harm our business and operating results. Also, exposures exist for which no insurance may be available and for which we have not reserved.  In addition, environmental activists could try to hamper fossil-fuel companies by other means including pressuring insurance and surety companies into restricting access to certain needed coverages.

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

Conversely, significant decreases in transportation costs could result in increased competition from coal producers in other parts of the country. For instance, difficulty in coordinating the many eastern coal loading facilities, the large number of small shipments, the steeper average grades of the terrain and a more unionized workforce are all issues that combine to make coal shipments originating in the eastern U.S. inherently more expensive on a per-mile basis than coal shipments originating in the western U.S. Historically, high coal transportation rates from the western coal-producing areas into certain eastern markets limited the use of western coal in those markets. Lower rail rates from the western coal producing areas to markets served by eastern U.S. coal producers have created major competitive challenges for eastern coal producers. In the event of further reductions in transportation costs from western coal-producing areas, the increased competition with certain eastern coal markets could have a material adverse effect on our business, financial condition and results of operations.

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

●

uncertainties in assessing the value, strengths, and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental or mine safety liabilities) of, expansion and acquisition opportunities;

●	the ability to achieve identified operating and financial synergies anticipated to result from an expansion or an acquisition;
●	problems that could arise from the integration of the new operations; and
●	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying our rationale for pursuing the expansion or acquisition opportunity.

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

The estimates of our coal reserves may vary substantially from actual amounts of coal we are able to recover economically. All of the reserves presented in this Annual Report on Form 10-K constitute proven and probable reserves. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Estimates of coal reserves necessarily depend upon a number of variables and assumptions, any one of which may vary considerably from actual results. These factors and assumptions relate to:

●	geological and mining conditions, which may not be fully identified by available exploration data and/or differ from our experiences in areas where we currently mine;
●	the percentage of coal in the ground ultimately recoverable;
●	historical production from the area compared with production from other producing areas;
●	the assumed effects of regulation and taxes by governmental agencies;
●	future improvements in mining technology; and
●	assumptions concerning future coal prices, operating costs, capital expenditures, severance and excise taxes, and development and reclamation costs.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.  None.

ITEM 2. PROPERTIES.

See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our mines.

Coal Reserve Estimates

“Reserves” are defined by the SEC Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. “Recoverable” reserves mean coal that is economically recoverable using existing equipment and methods under federal and state laws currently in effect. “Proven (measured) reserves” are defined by Guide 7 as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely, and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. “Probable reserves” are defined by Guide 7 as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Our reserve estimates are prepared by Scott McGuire, one of our mining engineers. Mr. McGuire is a licensed Professional Engineer in the State of Indiana and Kentucky and has nineteen years’ experience estimating coal reserves.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price Information

Our common stock is traded on the NASDAQ Capital Market under the symbol HNRG, and 30.7% is held by our officers, directors and their affiliates.

At March 1, 2021, we had 248 shareholders of record of our common stock; this number does not include the shareholders holding stock in "street name.”  We estimate we have over 5,000 street name holders.

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

I.

Sales – The global shelter in place response to the COVID–19 pandemic led to an unexpected and dramatic reduction in power demand, especially during the second quarter 2020. For example, our largest customer base is the MISO power region, and MISO coal consumption declined 20% during the first half of 2020 as compared to prior year. The drop in power demand resulted in disruptions in shipments and increases in customers' inventory levels of historic proportions.  Markets should be better in 2021and 2022 driven by an improving economy and higher natural gas prices, and we expect our customers to return to the market in the next three to nine months. This should lead to sales opportunities starting in back-half 2021 and especially 2022.

II.	Production – COVID-19 affected our cost structure in 2020. At times up to 25% of our workforce was unable to work due to exposure issues. COVID-19 related absenteeism has been on the decline, but we expect some influence on cost through the first half of 2021.

III.	Liquidity and financial flexibility - In Q2 2020, to enhance our liquidity and financial flexibility in response to COVID-19, we amended our credit facility, suspended our quarterly dividend, and borrowed $10 million under the Paycheck Protection Program.

	a.	As of December 31, 2020, our liquidity was $51.8 million and our leverage ratio of 2.68X is within our covenant of 3.50X.

IV.	Supply chain and distribution network - To date, we have not seen a material disruption in our access to supplies and equipment needed in the production of coal. In the second and third quarter of 2020, we experienced delays in rail services primarily due to COVID-19, which improved in the fourth quarter of 2020.

Executive Overview

The largest portion of our business is devoted to coal mining in the State of Indiana through Sunrise Coal, LLC (a wholly-owned subsidiary) serving the electric power generation industry. We also own a 50% interest in Sunrise Energy, LLC, a private gas exploration company with operations in Indiana, which we account for using the equity method.

Mining Operations

In February 2020, we decided to permanently close the Carlisle Mine and to focus our efforts on lower-cost operations at Oaktown.  Due to unforeseen geologic conditions and other issues experienced in 2019, cost of producing coal at Carlisle was much higher than anticipated. When considering capital expenses, Carlisle did not produce positive cash flow in 2019. The decision to permanently close Carlisle was made after a thorough review of future mining conditions, operations and expected future coal market conditions. After closing Carlisle, we started relocating $23 million of Carlisle equipment and parts inventory that Oaktown will utilize to reduce future capital expenditures. See Note 2 to our consolidated financial statements for a discussion on the impairment of the Carlisle Mine assets.  After the closure, we continue to operate two underground coal mines and one surface coal mine in southwestern Indiana with the following capacities:

			Annual
		Surface/	Tons Capacity
Mine	Location	Underground	(in millions)	Transportation
Oaktown 1*	Oaktown, IN	Underground	4.0	CSX, Truck Direct & Truck to NS
Oaktown 2*	Oaktown, IN	Underground	4.0	CSX, Truck Direct & Truck to NS
Ace in the Hole	Clay City, IN	Surface	0.1	Truck to CSX & NS
Total			8.1

*     The Oaktown 1 & Oaktown 2 underground mines share a common surface facility.

All mines have the ability to truck coal to our Princeton Rail Loop, located near Princeton, IN, which is located on the NS Railroad.

Our Coal Contracts

In 2020, Sunrise sold 6.0 million tons of coal to 11 power plants in 5 different states across nine different customers.  We continue to focus on increasing “Customer Value”, meaning the total lifetime value of a customer’s business, to add and retain business.  We work to increase “Customer Value” by acquiring more customers, earning more business from existing ones and retaining customers longer.  An example of acquiring more customers would be our investment in our Princeton Rail Loop, which has enabled us to provide transportation flexibility and access to new customers.  Though markets are currently challenging, we continue to see opportunities to increase “Customer Value” over the long run.

During 2020, we derived 79% of our revenue from four customers (6 power plants), with each of the four customers representing at least 10% of our coal sales. During 2019, we derived 70% of our revenue from four customers (8 power plants), with each of the four customers representing at least 10% of our coal sales.

Significant customers in 2020 include Vectren Corporation, a wholly-owned subsidiary of CenterPoint Energy (NYSE: CNP), Orlando Utility Commission (OUC), Hoosier Energy, an Indiana electric cooperative, Alcoa Power Generating, Inc. a subsidiary of Alcoa Corporation (NYSE:  AA), Indianapolis Power & Light Company (IPL), a wholly-owned subsidiary of The AES Corporation (NYSE: AES), and Duke Energy Corporation (NYSE: DUK).

Of our 2020 sales, 74% were shipped to locations in the State of Indiana.

In Q4 2020, customer coal inventories and natural gas (a competitor to coal) inventory levels were both higher than normal, however, due to extreme winter conditions in February 2021 inventories have declined.  While customers will return to market this year, coal markets are still very challenging due to lingering effects of 2020, continuing uncertain power demand in 2021 and weak coal export market conditions.

	Contracted	Estimated
	tons	price
Year	(millions)*	per ton
2021	5.1	$39.40
2022	5.1	$39.25
Total	10.2

*     Contracted tons are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such option exists in the customer contract.

Of significant note, natural gas prices have been increasing since Q4 2020 and dramatically in the weather events of February 2021. Natural gas prices as of February 2021 for balance of year delivery have increased approximately $1.00/mmbtu over February 2020 prices for balance of 2020. Current balance of 2021 Henry Hub gas prices are over $3.00/mmbtu which puts most coal generation in the money as compared to gas. Depending on how actual gas prices play out will significantly impact our customers' coal generation and our sales opportunities.

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

While most of our customer plants are expected to operate many years, Hoosier Energy announced in January 2020 that they intend to close their Merom Generating Station in 2023.  Merom represented 700,000 tons or ~11% of our sales volume in 2020. In addition, other utility customers are currently evaluating their generation portfolios in light of expected future carbon reduction programs. Some utility customers have proposed shuttering certain plant units or entire plants pending any final reviews.

Asset Impairment Review

See Note 2 to our consolidated financial statements.

Reserve Table - Controlled Tons (in millions):

		2020 Year-End Reserves
	Tons	Annual
	Sold*	Capacity	Proven	Probable	Total	Sulphur #	BTU
Oaktown 1 (assigned)	3.4	4.0	38.3	7.0	45.3	6.0	11,500
Oaktown 2 (assigned)	2.1	4.0	27.3	7.6	34.9	5.6	11,600
Ace in the Hole (assigned)	0.2	0.1	0.1	—	0.1	2.0	11,100
Ace in the Hole #2 (unassigned)	—	—	1.0	—	1.0	3.5	11,100
Total	5.7	8.1	66.7	14.6	81.3

Assigned					80.3
Unassigned					1.0
					81.3

*The table above excludes Carlisle tons sold of 0.3 million.

Our assigned underground coal reserves are high sulfur (5.0# – 6.5# SO2) with an average BTU content in the 11,200 -11,600 range. Our reserves have lower chlorine (<0.12%) than average ILB reserves of 0.22%. Much of the ILB’s new production is located in Illinois and possesses chlorine content in excess of .30%. The relatively low chlorine content of our reserves is attractive to buyers given their desire to limit the corrosive effects of chlorine in their power plants. As discussed below, the Ace surface mine is low sulfur (~2.0# SO2) with an average BTU content of 11,100. We have no metallurgical coal reserves, only steam (thermal) coal reserves. Below is a discussion of our current projects. Only seams greater than 4 feet in thickness are included in our underground reserves.

Our underground mines are room and pillar mines that utilize developed entries for ventilation and transportation. Continuous miners extract coal from rooms by removing coal from the seam, leaving pillars to support the roof. Coal haulers are used to transport coal to a conveyor belt for transport to the surface.

Oaktown 1 Mine (underground) – Assigned

We have 45.3 million controlled, salable tons of the Indiana #V coal seam.  We began 2020 with 47.9 million tons controlled. After accounting for current year production, the remaining decrease is a result of revised mining plans relating to tons that were deemed unrecoverable due to geologic conditions. Oaktown 1 reserves are located in Knox County, IN.

Access to the Oaktown 1 Mine is via a 90-foot-deep box cut and a 2,200-foot slope, reaching coal in excess of 375 feet below the surface. In 2017, we added an elevator 7 miles from the slope allowing miners to enter closer to the active face, thereby reducing unproductive daily travel time.

Oaktown 2 Mine (underground) – Assigned

We have 34.9 million controlled, saleable tons of the Indiana #V coal seam. We began 2020 with 39.0 million controlled tons. After accounting for current year production, the remaining decrease relates to tons that were deemed unrecoverable due to geologic conditions based on new drilling.  Oaktown 2 reserves are located in both Knox County, Indiana and Lawrence County, Illinois.

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

Ace in the Hole Mine (Ace) (surface) – Assigned

We have 0.1 million controlled, saleable tons at our Ace mine. The Ace mine is near Clay City, Indiana in Clay County and 50 road miles northeast of the Oaktown Mine. The two primary seams are low sulfur coal (~2# SO2), which make up the vast majority of the tons controlled. Mine development began in late December 2012, and we began shipping coal in late August 2013. We truck low sulfur coal from Ace to Oaktown to blend with high sulfur coal. Many utilities in the southeastern U.S. have scrubbers with lower sulfur limits (4.5# SO2) which cannot accept the higher sulfur contents of the ILB (4.5# - 6.5# SO2). Blending high sulfur coal to a lower sulfur specification enables us to market our high sulfur coals to more customers.

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

Ace in the Hole Mine #2 Reserves (surface) – Unassigned

In 2018, we leased property giving us 1.0 million controlled, saleable tons at a new location 2 miles southwest of our Ace in the Hole mine. Mine development is expected to begin in early 2022.

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

Railroad Legend:

CSX – CSX Railroad

INRD – Indiana Rail Road

ISRR – Indiana Southern Railroad

NS – Norfolk Southern Railway

Mine and Wash Plant Recovery and Capacity

			Wash Plant Capacity
	Mine recovery	Wash plant recovery*	(Clean Tons)
Oaktown 1	49%	80%	8.0 million**
Oaktown 2	46%	80%

_____________________________

*     Does not include out-of-seam material extracted during the mining process.

**    Oaktown 1 and Oaktown 2 share the wash plant.

Liquidity and Capital Resources

As set forth in our Consolidated Statements of Cash Flows, cash provided by operations was $52.6 million and $38.2 million for the years ended December 31, 2020 and 2019 respectively. Operating cash flow increased due primarily to positive changes in accounts receivable and inventory, which was offset by operating margins from our coal operations decreasing in 2020 by $13.1 million due mostly to the 2.1 million ton reduction in coal sales.  Operating margin per ton increased in 2020 to $9.49/ton from $8.65/ton in 2019.

Our capital expenditure budget for 2021 is $23 million, of which $9 million is for maintenance capex.  With the closure of the Carlisle Mine, equipment and parts inventories totaling $23 million are being re-deployed to Oaktown and are expected to be fully utilized over the next 6 - 12 months, helping reduce our capital expenditures in the future.  We expect cash from operations for 2021 and the utilization of our revolver, if necessary, to fund our maintenance capital expenditures and our debt service.

See Note 5 to our consolidated financial statements for discussion about our bank debt amendment in April 2020 and other actions discussed below that were taken in 2020 to improve liquidity as a result of the COVID-19 uncertainty.

Paycheck Protection Program and Payroll Tax Deferral

I.

Due to economic uncertainty as a result of COVID-19, on April 16, 2020, we entered into a promissory note evidencing an unsecured loan in the amount of $10 million made to the Company under the Paycheck Protection Program (the “Loan”).

a.	As noted previously, uncertainty was created as a result of unexpected sales delays due to the impacts of COVID-19.

i.	Starting in March and continuing through Q2, sales were 30% lower than expected.

ii.	The receipt of funds under the PPP loan allowed the Company to avoid workforce reduction measures amidst a steep decline in revenue and operating margins.

II.	Prior to the COVID-19 pandemic taking root in the United States, we idled and permanently closed the Carlisle Mine resulting in a reduction in force in Q1 2020.

a.

At December 31, 2020, the PPP loan totaling $10 million is presented as current and long-term liabilities on the condensed consolidated balance sheets based upon the schedule of repayments and excluding any possible forgiveness of the loan. Based on the terms of the loan, after factoring in the reduction in force prior to our application, we expect the loan to be forgiven following a successful audit by the Small Business Administration (SBA).  In December 2020, we applied for forgiveness of the full $10 million promissory note.  On January 8, 2021, we were notified by the Lender that they had approved the application for the full forgiveness of the $10 million note and had forwarded on to the SBA for final approval.  The SBA has 90 days from receipt of application from the Lender to make its determination as to the amount of forgiveness.

III.

In June 2020, we started to take advantage of the payroll tax deferral offered by the CARES act.  We deferred $1.7 million in 2020, which will be due and payable in two annual installments at the end of 2021 and 2022.

Off-Balance Sheet Arrangements

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. We have recorded reclamation obligations of $16.3 million, with the long-term portion presented as asset retirement obligations (ARO) and the remainder in accounts payable and accrued liabilities in our accompanying balance sheets. In the event we are not able to perform reclamation, we have surety bonds totaling $27 million to cover ARO.

Capital Expenditures (capex)

For the year ended December 31, 2020, our capex was $20.7 million allocated as follows (in millions):

Oaktown – maintenance capex	$9.7
Oaktown – investment	10.8
Other	0.2
Capex per the Consolidated Statements of Cash Flows	$20.7

Results of Operations

I.	2020 Net Loss of $6.2 million, Adjusted EBITDA of $53.5 million

a.

Sales:  2020 shipments totaled 6.0 million tons.  We agreed with our customers to defer 400,000 tons of 2020 shipments to 2021.  As part of these agreements, we were able to extend the term of multiple contracts for additional years.

i.	Coal inventory was reduced by $2.8 million during the year.

b.

Production:  2020 production costs were $31.07/ton.  2019 costs were slightly better at $30.69/ton.  Oaktown costs over that same period were $29.84 and $28.35, respectively.  We closed the Carlisle Mine in February 2020 due to increased costs and then the COVID-19 pandemic began.

c.

Cash Flow & Debt:  We generated $52.6 million in operating cash flow during the year which we utilized to pay down our bank debt by $42.4 million.  We are also expecting the SBA to forgive an additional $10 million by April 8, 2021.

i.	As of December 31, 2020, our bank debt was $137.7 million, bringing our liquidity to $51.8 million and our leverage ratio to 2.68X, comfortably within our covenant of 3.5X.

Reconciliation of GAAP “net loss” to non-GAAP “adjusted EBITDA” (in thousands), the most comparable GAAP financial measure.

	2020	2019

Net loss	$(6,220)	$(59,854)
Income tax benefit	(2,658)	(22,347)
Loss from Hourglass Sands	270	540
(Income) loss from equity method investments	(1,054)	527
DD&A	39,636	48,554
Asset impairment	1,799	77,882
ARO accretion	1,381	1,272
Loss (gain) on disposal of assets	38	(90)
Unrealized gain on marketable securities	(14)	(593)
Interest Expense	13,030	15,998
Other amortization	5,760	5,039
Change in fair value of fuel hedges	322	—
Stock-based compensation	1,211	1,833
Adjusted EBITDA	$53,501	$68,761

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

The following tables presenting our quarterly results of operations should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. The tables present our unaudited quarterly results of operations for the eight quarters ended December 31, 2020, and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our consolidated operating results for the quarters presented.

	Mar-31	Jun-30	Sep-30	Dec-31
	2020	2020	2020	2020	Total 2020
Revenue:
Coal sales	$61,932	$50,473	64,754	$64,925	$242,084
Other	606	1,608	374	623	3,211
Total revenue	62,538	52,081	65,128	65,548	245,295

Costs and expenses:
Operating costs and expenses	48,469	36,165	46,570	54,753	185,957
DD&A	10,627	10,217	9,315	9,485	39,644
ARO accretion	333	343	348	357	1,381
Coal exploration costs	253	208	174	133	768
SG&A	2,978	2,678	3,131	2,807	11,594
Bank interest	2,654	2,842	2,709	2,452	10,657
Non-cash interest	3,060	(8)	(380)	(299)	2,373
Asset Impairment*	—	—	1,799	—	1,799
Total cost and expenses	68,374	52,445	63,666	69,688	254,173

Income (loss) before income taxes	(5,836)	(364)	1,462	(4,140)	(8,878)

Less income taxes:
Current	(524)	—	(74)	—	(598)
Deferred	(1,652)	(618)	(387)	597	(2,060)
Total income taxes	(2,176)	(618)	(461)	597	(2,658)

Net income (loss)	$(3,660)	$254	$1,923	$(4,737)	$(6,220)

Net income (loss) per share:
Basic and diluted	$(0.12)	$0.01	$0.06	$(0.15)	$(0.20)

Weighted average shares outstanding:
Basic and diluted	30,420	30,423	30,465	30,475	30,446

	Mar-31	Jun-30	Sep-30	Dec-31
	2019	2019	2019	2019	Total 2019
Revenue:
Coal sales	$85,235	$71,113	$82,883	$78,205	$317,436
Other	4,078	1,197	213	538	6,026
Total revenue	89,313	72,310	83,096	78,743	323,462

Costs and expenses:
Operating costs and expenses	62,419	54,001	71,363	60,083	247,866
DD&A	11,738	12,096	11,778	12,960	48,572
ARO accretion	309	314	320	329	1,272
Coal exploration costs	280	208	347	390	1,225
SG&A	2,984	3,475	2,926	3,463	12,848
Bank interest	3,012	2,933	2,801	2,765	11,511
Non-cash interest	1,607	2,436	757	(313)	4,487
Asset Impairment*	—	—	—	77,882	77,882
Total cost and expenses	82,349	75,463	90,292	157,559	405,663

Income (loss) before income taxes	6,964	(3,153)	(7,196)	(78,816)	(82,201)

Less income taxes:
Current	(229)	78	(426)	52	(525)
Deferred	193	113	(3,047)	(19,081)	(21,822)
Total income taxes	(36)	191	(3,473)	(19,029)	(22,347)

Net income (loss)	$7,000	$(3,344)	$(3,723)	$(59,787)	$(59,854)

Net income (loss) per share:
Basic and diluted	$0.23	$(0.11)	$(0.12)	$(1.95)	$(1.95)

Weighted average shares outstanding:
Basic and diluted	30,245	30,245	30,249	30,274	30,253

*Impairment and tax effects primarily related to the decision to idle the Carlisle Mine.  See Note 2 to our Consolidated Financial Statements.

Quarterly coal sales and cost data follow (in 000’s, except for per ton data and wash plant recovery percentage):

All Mines	1st 2020	2nd 2020	3rd 2020	4th 2020	T4Qs
Tons produced	1,701	1,468	1,234	1,233	5,636
Tons sold	1,526	1,244	1,585	1,613	5,968
Coal sales	$61,932	$50,473	$64,754	$64,925	$242,084
Average price/ton	$40.58	$40.57	$40.85	$40.25	$40.56
Wash plant recovery in %	74%	76%	71%	68%
Operating costs	$48,334	$36,001	$46,444	$54,640	$185,419
Average cost/ton	$31.67	$28.94	$29.30	$33.87	$31.07
Margin	$13,598	$14,472	$18,310	$10,285	$56,665
Margin/ton	$8.91	$11.63	$11.55	$6.38	$9.49
Capex	$5,999	$4,006	$3,995	$6,661	$20,661
Maintenance capex	$3,470	$2,578	$1,365	$2,342	$9,755
Maintenance capex/ton	$2.27	$2.07	$0.86	$1.45	$1.63

All Mines	1st 2019	2nd 2019	3rd 2019	4th 2019	T4Qs
Tons produced	2,205	2,003	1,891	2,122	8,221
Tons sold	2,130	1,807	2,118	2,015	8,070
Coal sales	$85,235	$71,113	$82,883	$78,205	$317,436
Average price/ton	$40.02	$39.35	$39.13	$38.81	$39.34
Wash plant recovery in %	73%	71%	70%	74%
Operating costs	$62,271	$53,915	$71,372	$60,082	$247,640
Average cost/ton	$29.24	$29.84	$33.70	$29.82	$30.69
Margin	$22,964	$17,198	$11,511	$18,123	$69,796
Margin/ton	$10.78	$9.52	$5.43	$8.99	$8.65
Capex	$8,840	$9,448	$8,981	$8,264	$35,533
Maintenance capex	$6,672	$6,164	$5,537	$4,115	$22,488
Maintenance capex/ton	$3.13	$3.41	$2.61	$2.04	$2.79

2020 v. 2019

For 2020, we sold 5,968,000 tons at an average price of $40.56/ton. For 2019, we sold 8,070,000 tons an average price of $39.34/ton. The increase in average price per ton is the result of our changing contract mix caused by the expiration of contracts and the acquisition of new contracts.

Operating costs for our coal mines averaged $31.07/ton and $30.69/ton for the years ended December 31, 2020 and 2019, respectively.  Oaktown costs over that same period were $29.84 and $28.35, respectively.  We encountered challenging mining conditions at Oaktown 2 in Q4 2020.  We expect operating costs for our coal mines to return to $29-$30/ton in 2021.

Operating costs associated for the idled Prosperity mine were $1.0 million and $1.5 million for the years ending December 31, 2020 and 2019, respectively.  We expect operating costs to be $1.0 million in 2021.

Other operating income decreased $2.8 million in 2020. The largest contributor to this decrease was the sale of overriding royalty interests in certain oil producing properties for $2.9 million reported in 2019. Our investment in Sunrise Energy contributed $1.1 million to income in 2020 but incurred a loss of $0.5 million 2019.  Other items contributing to the difference include the sale of scrap and other non-producing assets in 2020.

DD&A decreased $8.9 million in 2020. A portion of our assets are depreciated based on raw production which decreased in 2020, thus as production decreases so does our DD&A.

SG&A expenses decreased $1.3 million in 2020 due to lower payroll, commissions, and consulting fees as sales and project activity have declined due to COVID-19. We expect SG&A for 2021 to be $12 million.

Our Sunrise Coal employees and contractors totaled 682 at December 31, 2020, compared to 907 at December 31, 2019.  The significant reduction is due mostly to the closure of the Carlisle Mine in February 2020.

Signs of Improvement for the Coal Market

I.	Gas prices are increasing.

a.	Nymex gas prices (a competitor to coal) averaged $1.99 in 2020, the lowest average in over two decades. Spot Nymex gas prices on 2/16/21 were $3.21/mmbtu, a price where Indiana coal plants (74% of our customer base) are dispatching in front of gas plants. Gas prices are higher in nearly every market as natural gas inventories have moved from a surplus to the 5-year average to a deficit during Q1 2021. Thus, gas markets are rising in an effort to encourage gas producers to increase production.

b.	Oil and gas rig counts are still anemic. As of February 12, 2021, rig counts are 397 vs. the 2018/2019 peak of 1,085, a 63% decline.

c.	Gas targeted rigs as of October 23, 2020 are 90 vs. the 2018/2019 peak of 198, a 55% decline.

II.	Coal export prices are improving

a.	API 4 (Asia) is ~$80/tonne for 2021, up 17% versus end of Q3 2020.

b.	API 2 (Europe) is ~$66/tonne for 2021, up 10% versus end of Q3 2020.

MSHA Reimbursements

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies. After applying the provisions of ASU 2014-09, as of December 31, 2020, we do not consider unreimbursed costs from our customers related to these compliance matters to be material and have constrained such amounts and will recognize them when they can be estimated with reasonable certainty.

Income Taxes

Our effective tax rate (ETR) for 2020 was 30% compared to 27% for 2019. The tax rate for the years ended December 31, 2020 and 2019 are not predictive of future tax rates.  Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

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

New Accounting Standards

See “Item 8. Financial Statements – Note 1. Summary of Significant Accounting Policies” for a discussion of new accounting standards.

ITEM 8.  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Hallador Energy Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hallador Energy Company (the “Company”) as of December 31, 2020, and 2019, the related statements of operations, cash flows, and stockholders' equity for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

The Impact of Proven and Probable Reserves on Mining Properties - Refer to Note 1 to the financial statements.

Critical Audit Matter Description

The Company’s net property, plant and equipment balance was $309.4 million as of December 31, 2020 and related depreciation, depletion, and amortization was $39.6 million for the year ended December 31, 2020. These balances, which include mining properties, are recorded at cost.  Other than land and most mining equipment, mining properties are depreciated using the units-of-production method over the estimated recoverable reserves. Costs of developing new mines, including asset retirement obligation assets, or significantly expanding the capacity of existing mines, are capitalized and amortized using the units-of-production method over estimated recoverable reserves.  If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed for recoverability. If this review indicates that the carrying value of the asset will not be recoverable through estimated undiscounted future net cash flows related to the asset over its remaining life, then an impairment loss is recognized by reducing the carrying value of the asset to its estimated fair value.

We identified the assessment of the impact of proven and probable reserves on mining properties as a critical audit matter as there are significant judgments by management, including the use and oversight of management’s specialist, when developing the estimate of proven and probable reserves.  In turn, performing audit procedures and evaluating audit evidence obtained related to these significant estimates and judgments required a high degree of judgment and effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●

We gained an understanding of the Company’s internal control over financial reporting to identify the types potential misstatement, assess the factors that affect the risks of material misstatement, and design further audit procedures.

●

We evaluated the completeness and accuracy of the underlying information used by management in determining the estimate of proven and probable reserves by assessing the methodology used in estimating proven and probable reserves by management and its specialist.

●

We evaluated the significant assumptions utilized by management in determining its estimate including future coal prices, production costs, capital expenditures and anticipated timing of extraction by comparison to historical results and the operational status and forecast of the related mine.

●	We evaluated the work of management’s specialist by analyzing their objectivity, experience, and qualifications.
●	We analyzed the depreciation, depletion, and amortization calculation for compliance with authoritative guidance, and recalculated it.

Income taxes and Uncertain Tax Positions - Refer to Notes 1 and 9 to the financial statements.

Critical Audit Matter Description

The Company’s net deferred income tax liability was $2.8 million as of December 31, 2020 and the related total income tax benefit was $2.7 million for the year ended December 31, 2020. Income taxes are provided based on the liability method of accounting. The provision for income taxes is based on pretax financial income. Deferred tax assets and liabilities are recognized for the future expected tax consequences of temporary differences between income tax and financial reporting and principally relate to differences in the tax basis of assets and liabilities and their reported amounts, using enacted tax rates in effect for the year in which differences are expected to reverse. Filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns are analyzed by the Company, as well as all open tax years in these jurisdictions, to determine whether the positions will be more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year.

We identified income taxes and uncertain tax positions as a critical audit matter due to the multiple jurisdictions in which the Company operates, the industry in which the Company operates in, and the complexity of tax laws and regulations. Performing audit procedures and evaluating audit evidence obtained related to these considerations required a high degree of judgment and effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●	We gained an understanding of the Company’s internal control over financial reporting to identify the types potential misstatement, assess the factors that affect the risks of material misstatement, and design further audit procedures.
●	We evaluated the completeness and accuracy of deferred income taxes and the income tax provision by agreement to material tax filings.
●

We assessed the reasonableness of the various judgments and estimates inherent in management’s assessment of their tax obligation and uncertain tax positions, including analysis over forecasts and tax elections.

●

We involved our tax specialists with our evaluation of management’s judgments related uncertain positions by analyzing the related tax law, statutes, and regulations and their application to the Company’s positions.

●	We evaluated the assumptions and estimates used by management in the context of other audit evidence obtained during the audit.

/S/PLANTE & MORAN, PLLC

We have served as the Company’s auditor since 2003.

Denver, Colorado

March 8, 2021

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hallador Energy Company

Consolidated Balance Sheets

As of December 31,

(in thousands)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$8,041	$8,799
Restricted cash	4,030	4,512
Certificates of deposit	—	245
Accounts receivable	14,414	25,580
Prepaid income taxes	—	1,562
Inventory	24,663	28,297
Parts and supplies	8,903	11,775
Prepaid expenses	3,282	1,678
Total current assets	63,333	82,448
Property, plant and equipment, at cost:
Land and mineral rights	115,853	114,722
Buildings and equipment	352,115	351,614
Mine development	93,635	84,160
Total property, plant and equipment, at cost	561,603	550,496
Less - accumulated DD&A	(252,245)	(220,780)
Total property, plant and equipment, net	309,358	329,716
Investment in Sunrise Energy	3,181	3,139
Other assets	8,258	10,324
Total assets	$384,130	$425,627

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net	$34,311	$33,044
Current portion of PPP note	5,490	—
Accounts payable and accrued liabilities	31,409	31,800
Total current liabilities	71,210	64,844
Long-term liabilities:
Bank debt, net	97,307	140,594
PPP note	4,510	—
Deferred income taxes	2,824	4,884
Asset retirement obligations	16,177	15,694
Other	2,842	4,081
Total long-term liabilities	123,660	165,253
Total liabilities	194,870	230,097
Redeemable noncontrolling interests	4,000	4,000
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 30,610 and 30,420 issued and outstanding, respectively	306	304
Additional paid-in capital	103,399	102,215
Retained earnings	81,555	89,011
Total stockholders’ equity	185,260	191,530
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$384,130	$425,627

See accompanying notes.

Hallador Energy Company

Consolidated Statements of Operations

For the years ended December 31,

(in thousands, expect per share data)

	2020	2019
REVENUE AND OTHER INCOME:
Coal sales	$242,084	$317,436
Other operating income	3,211	6,026
Total revenue and other income	245,295	323,462
COSTS AND EXPENSES:
Operating costs and expenses	185,957	247,866
DD&A	39,644	48,572
ARO accretion	1,381	1,272
Exploration costs	768	1,225
SG&A	11,594	12,848
Interest (1)	13,030	15,998
Asset impairment	1,799	77,882
Total costs and expenses	254,173	405,663

LOSS BEFORE INCOME TAXES	(8,878)	(82,201)

INCOME TAX BENEFIT:
Current	(598)	(525)
Deferred	(2,060)	(21,822)
Total income tax benefit	(2,658)	(22,347)

NET LOSS	$(6,220)	$(59,854)

NET LOSS PER SHARE:
Basic and diluted	$(0.20)	$(1.95)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	30,446	30,253

(1) Bank interest	$10,653	$11,511
Non-cash interest:
Change in interest rate swap valuation	68	2,186
Amortization of debt issuance costs	2,296	2,095
Other	13	206
Total non-cash interest	2,377	4,487
Total interest	$13,030	$15,998

See accompanying notes.

Hallador Energy Company

Consolidated Statements of Cash Flows

For the years ended December 31,

(in thousands)

	2020	2019
OPERATING ACTIVITIES:
Net loss	$(6,220)	$(59,854)
Deferred income taxes	(2,060)	(21,822)
Equity (income) loss – Sunrise Energy	(1,054)	527
Cash distribution - Sunrise Energy	1,125	—
DD&A	39,644	48,572
Asset impairment	1,799	77,882
Loss (gain) on sale of assets	38	(90)
Unrealized gain on marketable securities	(14)	(593)
Gain on sale of royalty interests in oil properties	—	(2,949)
Change in fair value of interest rate swaps	68	2,186
Change in fair value of fuel hedge	322	—
Amortization and write off of deferred financing costs	2,296	2,095
Accretion of ARO	1,381	1,272
Stock-based compensation	1,211	1,833
Change in current assets and liabilities:
Accounts receivable	11,166	(7,312)
Inventory	2,893	(8,603)
Parts and supplies	2,872	(2,130)
Prepaid income taxes	1,562	1,044
Accounts payable and accrued liabilities	(1,405)	3,608
Other	(3,048)	2,577
Cash provided by operating activities	$52,576	$38,243

Hallador Energy Company

Consolidated Statements of Cash Flows

For the years ended December 31,

(in thousands)

(continued)

	2020	2019
INVESTING ACTIVITIES:
Capital expenditures	$(20,688)	$(35,533)
Proceeds from sale of royalty interests in oil properties	—	2,949
Proceeds from sale of equipment	56	134
Proceeds from sale of marketable securities	2,310	2,007
Proceeds from maturities of certificates of deposit	245	245
Investment in Sunrise Energy	(113)	—
Cash used in investing activities	(18,190)	(30,198)
FINANCING ACTIVITIES:
Payments on bank debt	(49,662)	(42,063)
Borrowings of bank debt	7,250	33,750
Proceeds from PPP note	10,000	—
Deferred financing costs	(1,903)	(1,192)
Taxes paid on vesting of RSUs	(75)	(358)
Dividends	(1,236)	(4,965)
Cash used in financing activities	(35,626)	(14,828)
Decrease in cash, cash equivalents, and restricted cash	(1,240)	(6,783)
Cash, cash equivalents, and restricted cash, beginning of year	13,311	20,094
Cash, cash equivalents, and restricted cash, end of year	$12,071	$13,311

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$8,041	$8,799
Restricted cash	4,030	4,512
	$12,071	$13,311

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,791	$11,639

SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Change in capital expenditures included in accounts payable and prepaid expense	$1,199	$5,849
Right-of-use assets acquired by operating lease	—	800

See accompanying notes.

Hallador Energy Company

Consolidated Statement of Stockholders’ Equity

(in thousands)

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
BALANCE, DECEMBER 31, 2018	30,245	$302	$100,742	$153,830	$254,874
Stock-based compensation	—	0	1,833	—	1,833
Stock issued on vesting of RSUs	297	2	(2)	—	—
Taxes paid on vesting of RSUs	(122)	—	(358)	—	(358)
Dividends	—	—	—	(4,965)	(4,965)
Net loss	—	—	—	(59,854)	(59,854)
BALANCE, DECEMBER 31, 2019	30,420	304	102,215	89,011	191,530
Stock-based compensation	—	—	1,211	—	1,211
Stock issued on vesting of RSUs	193	1	(1)	—	—
Taxes paid on vesting of RSUs	(80)	—	(75)	—	(75)
Dividends	—	—	—	(1,236)	(1,236)
Net loss	—	—	—	(6,220)	(6,220)
Other	77	1	49	—	50
BALANCE, DECEMBER 31, 2020	30,610	306	103,399	81,555	185,260

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

Segment Information

The Company’s significant operating segment includes the two Oaktown underground mines located in southwestern Indiana. The Company’s chief operating decision maker (“CODM”) reviews the operating results, assesses performance and makes decisions about allocation of resources to this segment at the mine level, however, we aggregate the results of operations of the mines for reporting purposes since the nature of the product, production process, customer type, product distribution, and long-term economic characteristics at each mine are similar.

Allowance for Doubtful Accounts

The Company evaluates the need for an allowance for uncollectible receivables based on a review of account balances that are likely to be uncollectible, as determined by such variables as customer creditworthiness, the age of the receivables and disputed amounts. Historically, credit losses have been insignificant. At December 31, 2020 and 2019, no allowance was recorded for uncollectible accounts receivable as all amounts were deemed collectible.

Inventory

Inventory and parts and supplies are valued at the lower of average cost or net realizable value determined using the first-in first-out method. Inventory costs include labor, supplies, operating overhead, and other related costs incurred at or on behalf of the mining location, including depreciation, depletion, and amortization of equipment, buildings, mineral rights, and mine development costs.

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

Obligations are reflected at the present value of their future cash flows. We reflect accretion of the obligations for the period from the date they are incurred through the date they are extinguished. The ARO assets are amortized using the units-of-production method over estimated recoverable (proved and probable) reserves. We are using credit-adjusted risk-free discount rates ranging from 5.0% to 10% to discount the obligation. Federal and state laws require that mines be reclaimed in accordance with specific standards and approved reclamation plans, as outlined in mining permits. Activities include reclamation of pit and support acreage at surface mines, sealing portals at underground mines, and reclamation of refuse areas and slurry ponds.

We review our ARO at least annually and reflect revisions for permit changes, changes in our estimated reclamation costs and changes in the estimated timing of such costs. In the event we are not able to perform reclamation, we have surety bonds totaling $27 million to cover ARO.

The table below (in thousands) reflects the changes to our ARO:

	Year Ended December 31,
	2020	2019
Balance, beginning of year	$15,764	$14,646
Accretion	1,381	1,272
Revisions	—	95
Payments	(868)	(249)
Balance, end of year	16,277	15,764
Less current portion	(100)	(70)
Long-term balance, end of year	$16,177	$15,694

Interest Rate Swaps

The Company generally utilizes derivative instruments to manage exposures to interest rate risk on long-term debt. The Company enters into interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deems appropriate. These interest rate swaps have not been designated as hedging instruments and are accounted for as an asset or a liability in the accompanying Consolidated Balance Sheets at their fair value.  Realized gains and losses are classified as operating activities in the accompanying Consolidated Statements of Cash Flows.

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

Long-term Contracts

As of December 31, 2020, we are committed to supplying our customers up to a maximum of 21.6 million tons of coal through 2027 of which 13.7 million tons are priced.

For 2020, we derived 79% of our coal sales from four customers, each representing at least 10% of our coal sales. 87% of our accounts receivable was from four customers, each representing more than 10% of the December 31, 2020 balance.

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

(2)    LONG-LIVED ASSET IMPAIRMENTS

Long-lived assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable.  The impact of COVID-19 is being monitored closely, but for the year ended December 31, 2020, there were no material COVID-19 related impairment charges recorded for long-lived assets.

Carlisle Mine

Due to softness in the market in Q4 2019 and the elevated cost structure of the Carlisle Mine, we made the decision to idle the Carlisle Mine during Q4 2019 with the intent to recommence production in 2020, and accordingly, we conducted an evaluation of impairment on the Carlisle Mine utilizing a discounted future cash flow model using the income approach.  We utilized a discount rate of 10% in discounting the estimated cash flows.  Other key assumptions included the anticipated demand of overall tons of coal over the remaining life of the mine, the average selling price per ton of coal, operating cost per ton and expected future capital expenditures to support the anticipated production levels. We also assessed the impairment based upon the potential closure of the mine which was being contemplated at the time and considered both scenarios in determining the amount of impairment at December 31, 2019. Based on our review, we recorded an impairment of $65.7 million related to the Carlisle Mine as of December 31, 2019, which included buildings, land, rail, mine development, equipment, and advanced royalties. Buildings, land, and rail were impaired to their estimated salvage value. The remaining salvage value of land and buildings at the Carlisle Mine was estimated at $1.8 million as of December 31, 2019. The fair value of the assets used in our impairment assessment was determined using a market approach based on recent sales of similar property. Subsequent to year end during late Q1 2020 we determined that it was economically prudent to permanently close the Carlisle Mine. Equipment totaling $23 million is being redeployed and utilized at the Oaktown mines. No additional impairment costs were recorded during 2020 as a result of the decision to close the Carlisle Mine. Exit and disposal costs to close the mine were $1.1 million, which were recorded as current period costs in Q1 and Q2 of 2020.  We also evaluated whether the closure of  the Carlisle Mine should be considered a discontinued operation and concluded while the mine does have discrete separately identifiable cashflows a strategic shift in our business had not occurred therefore the closure of the mine was not considered a discontinued operation under ASC 205-20.

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

Hourglass Sands

We recorded an impairment of $2.9 million as of December 31, 2019, due to softness in the pricing of the frac sand market.  The impairment included inventory, land, mine development, buildings and equipment and was determined using a market approach.  The remaining fair market value of inventory, equipment, and buildings at Hourglass Sands was $1.9 million as of  December 31, 2019.  Due to the continued regression of the frac sand market, in August 2020, we ceased operations of the plant and recorded an impairment of $1.8 million in the third quarter of 2020, which included the remaining inventory and buildings and which was determined using a market approach.

(3)      INVENTORY

Inventory is valued at lower of average cost or net realizable value (NRV).  As of December 31, 2020, and December 31, 2019, coal inventory includes NRV adjustments of $1.6 million and $2.0 million, respectively.

(4)     OTHER LONG-TERM ASSETS (IN THOUSANDS)

	December 31,
	2020	2019
Advanced coal royalties	$6,449	$6,105
Marketable equity securities available for sale, at fair value (restricted)*	—	2,296
Other	1,809	1,923
Total other assets	$8,258	$10,324

*     Held by Sunrise Indemnity, Inc., our wholly owned captive insurance company.

(5)     BANK DEBT

On April 15, 2020, we executed an amendment to our credit agreement with PNC, administrative agent for our lenders.  The primary purposes of the amendment were to modify the allowable leverage ratio over the term of the loan to increase available liquidity.   As a result of the amendment, our maximum annual capital expenditures are limited to $30 million for 2020 and $25 million for each year thereafter, and our dividend is suspended until our leverage ratio falls below 2.0X.

During 2020, we reduced our bank debt by $42.4 million, which as of December 31, 2020 was $137.7 million.  Bank debt is comprised of term debt ($68 million as of December 31, 2020) and a $120 million revolver ($69.7 million borrowed as of December 31, 2020).  The term debt amortization concludes with the final payment in March 2023.  The revolver matures September 2023.  Our debt is recorded at amortized cost, which approximates fair value due to the variable interest rates in the agreement and is collateralized primarily by our assets.

Liquidity

As of December 31, 2020, we had additional borrowing capacity of $43.8 million under the revolver and total liquidity of $51.8 million.  Our additional borrowing capacity is net of $5.7 million in outstanding letters of credit as of December 31, 2020 that were required to maintain surety bonds.  Liquidity consists of our additional borrowing capacity and cash and cash equivalents.

Fees

Unamortized bank fees and other costs incurred in connection with the initial facility and subsequent amendments totaled $7.9 million as of our amendment in April 2020. These costs were deferred and are being amortized over the term of the loan. Unamortized costs as of December 31, 2020 and 2019 were $6.1 million and $6.5 million, respectively.  Additional costs incurred with the April 15 amendment were $1.9 million.

Bank debt, less debt issuance costs, is presented below (in thousands):

	December 31,
	2020	2019
Current bank debt	$36,750	$34,912
Less unamortized debt issuance cost	(2,439)	(1,868)
Net current portion	$34,311	$33,044

Long-term bank debt	$100,988	$145,238
Less unamortized debt issuance cost	(3,681)	(4,644)
Net long-term portion	$97,307	$140,594

Total bank debt	$137,738	$180,150
Less total unamortized debt issuance cost	(6,120)	(6,512)
Net bank debt	$131,618	$173,638

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

As of December 31, 2020, our Leverage Ratio of 2.68 was in compliance with the requirements of the credit agreement.

The credit facility also requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA / annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.05 to 1.00 through December 31, 2021, at which time it increases to 1.25 to 1.00 through the maturity of the credit facility.

As of December 31, 2020, our Debt Service Coverage Ratio of 1.22 was in compliance with the requirements of the credit agreement.

Interest Rate

The interest rate on the facility ranges from LIBOR plus 2.75% to LIBOR plus 4.00%, depending on our Leverage Ratio, with a LIBOR floor of 0.50%.  We entered into swap agreements to fix the LIBOR component of the interest rate at 2.92% on the declining term loan balance and on $53 million of the revolver. At December 31, 2020, we are paying LIBOR at the swap rate of 2.92% plus 3.50% for a total interest rate of 6.42% on the hedged amount ($121 million) and 3.5% on the remainder ($16.7 million).

Future Maturities (in thousands):
2021	36,750
2022	25,725
2023	75,263
Total	$137,738

Paycheck Protection Program

On April 16, 2020, we entered into an unsecured promissory note in the amount of $10 million under the Paycheck Protection Program (the “PPP Note”). The Paycheck Protection Program was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the "SBA"). The PPP note was funded through First Financial Bank, N.A. (the “Lender”).

The annual interest rate on the PPP Note is 1.00%. Monthly principal and interest payments were originally deferred for six months after the date of the loan, but the deferral has been extended to 2021. If the note is not forgiven, monthly payments of ~$1.1 million will commence in August 2021 with maturity of April 2022. The PPP Note contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Lender, or breaching the terms of the Loan Documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining a judgment against the Company.

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

At December 31, 2020, the PPP loan totaling $10 million is presented as current and long-term liabilities on the condensed consolidated balance sheets based upon the schedule of repayments and excluding any possible forgiveness of the loan.

In December 2020, we applied for forgiveness of the full $10 million promissory note.  On January 8, 2021, we were notified by the Lender that they had approved the application for the full forgiveness of the $10 million note and had forwarded on to the SBA for final approval.  The SBA has 90 days from receipt of application from the Lender to make its determination as to the amount of forgiveness.  There can be no assurance that any portion of the PPP loan will be forgiven.

If the SBA determines that the Company was not initially eligible under the program or concludes that the Company did not have an adequate basis for making the good-faith certification of the necessity of the loan at the time of application, the loan could become payable on demand.  The SBA retains the right to review the Company's loan file for a period subsequent to the date the loan is forgiven or paid in full, with the potential for the SBA to pursue legal remedies at its discretion.

(6)     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (IN THOUSANDS)

	December 31,
	2020	2019
Accounts payable	$14,785	$16,115
Accrued property taxes	2,566	2,835
Accrued payroll	1,621	2,151
Workers' compensation reserve	2,988	3,446
Group health insurance	1,800	2,500
Other	7,649	4,753
Total accounts payable and accrued liabilities	$31,409	$31,800

(7)   REVENUE

Effective January 1, 2018, we adopted ASU 2014-09. The adoption of this standard did not impact the timing of revenue recognition on our consolidated balance sheets or consolidated statements of comprehensive income (loss).

Revenue from Contracts with Customers

We account for a contract with a customer when the parties have approved the contract and are committed to performing their respective obligations, the rights of each party are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. We recognize revenue when we satisfy a performance obligation by transferring control of a good or service to a customer.  We utilize the normal purchase normal sales exception for all long-term sales contracts.

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

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. 74% and 74% of our coal revenue for the years ended December 31, 2020 and 2019, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida, North Carolina, Kentucky, Georgia, South Carolina, and Tennessee.

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

We have remaining performance obligations relating to fixed priced contracts of approximately $493 million, which represent the average fixed prices on our committed contracts as of December 31, 2020. We expect to recognize approximately 78% of this revenue in 2021 and 2022, with the remainder recognized thereafter.

We have remaining performance obligations relating to contracts with price reopeners of approximately $237 million, which represents our estimate of the expected re-opener price on committed contracts as of December 31, 2020. We expect to recognize all of this revenue beginning in 2022.

The tons used to determine the remaining performance obligations are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such option exists in the customer contract.

Contract Balances

Under ASC 606, the timing of when a performance obligation is satisfied can affect the presentation of accounts receivable, contract assets, and contract liabilities. The main distinction between accounts receivable and contract assets is whether consideration is conditional on something other than the passage of time. A receivable is an entity’s right to consideration that is unconditional. Under the typical payment terms of our contracts with customers, the customer pays us a base price for the coal, increased or decreased for any quality adjustments. Amounts billed and due are recorded as trade accounts receivable and included in accounts receivable in our consolidated balance sheets. We do not currently have any contracts in place where we would transfer coal in advance of knowing the final price of the coal sold, and thus do not have any contract assets recorded. Contract liabilities arise when consideration is received in advance of performance. This deferred revenue is included in accounts payable and accrued liabilities in our consolidated balance sheets when consideration is received, and revenue is not recognized until the performance obligation is satisfied. We are rarely paid in advance of performance, but we currently are carrying $0.3 million in deferred revenue recorded in our condensed balance sheets as of December 31, 2020 related to coal storage for one customer.

(8)     OTHER OPERATING INCOME (IN THOUSANDS)

	Year Ended December 31,
	2020	2019
Equity income (loss) - Sunrise Energy	$1,054	$(527)
MSHA reimbursements	400	575
Gain on sale of royalty interests in oil properties	—	2,949
Miscellaneous	1,757	3,029
	$3,211	$6,026

(9)     INCOME TAXES

Our income tax is different than the expected amount computed using the applicable federal statutory income tax rate of 21%.  The reasons for and effects of such differences for the years ended December 31 are below (in thousands):

	2020	2019
Expected amount	$(1,865)	$(17,262)
State income taxes, net of federal benefit	(644)	(3,831)
Percentage depletion	(2,154)	(1,475)
Valuation allowance	1,275	—
Stock-based compensation	67	326
Return to provision adjustments	(60)	(78)
Other	723	(27)
	$(2,658)	$(22,347)

The deferred tax assets and liabilities resulting from temporary differences between book and tax basis are comprised of the following at December 31 (in thousands):

	2020	2019
Long-term deferred tax assets:
Net operating loss	$24,081	$18,956
Valuation allowance	(1,275)	—
Interest limitation carryforward	—	1,801
Capital loss carryforward	525	555
Alternative minimum tax credit	—	524
Stock-based compensation	179	135
Other	529	1,029
Total long-term deferred tax assets:	24,039	23,000
Coal properties	(26,863)	(27,884)
Net deferred tax liability	$(2,824)	$(4,884)

Our effective tax rate (ETR) for 2020 was 30% compared to 27% for 2019. The tax rate for the years ended December 31, 2020 and 2019 are not predictive of future tax rates. Historically, our actual ETRs have differed from the statutory effective rates primarily due to the benefit received from statutory depletion allowances. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. We believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this, we have provided a valuation allowance of $1.3 million and $0 on the deferred tax assets related to these state NOL carryforwards as of December 31, 2020 and 2019, respectively.

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

At December 31, 2020, we had approximately $89 million and $123 million of federal and Indiana net operating loss carryforwards (“NOLs”), respectively. These NOLs are available to offset future taxable income. Federal NOLs generated in 2017 and prior years have a carryforward period of 20 years while those generated in 2018 and future years carryforward indefinitely. The federal NOLs will expire in varying amounts from 2035 to 2037 if they are not utilized. Indiana NOLs have a 20-year carryforward period and will expire in the years 2034 to 2040 if they are not utilized.

(10)     STOCK COMPENSATION PLANS

Restricted Stock Units (RSUs)

The table below shows the number of RSUs available for issuance at December 31, 2020:

Total authorized RSUs in Plan approved by shareholders	4,850,000
Stock issued out of the Plan from vested grants	(3,091,049)
Non-vested grants	(324,250)
RSUs available for future issuance	1,434,701

Non-vested grants at December 31, 2018	789,250
Granted – weighted average share price on grant date was $3.98	17,000
Vested – weighted average share price on vesting date was $2.95	(297,250)
Forfeited	(20,500)
Non-vested grants at December 31, 2019	488,500
Granted – weighted average share price on grant date was $.90	40,000
Vested – weighted average share price on vesting date was $.92	(193,250)
Forfeited	(11,000)
Non-vested grants at December 31, 2020	324,250

RSU Vesting Schedule

Vesting Year	RSUs Vesting
2021	305,250
2022	9,000
2023	10,000
324,250

Vested shares had a value of $0.2 million for 2020, and $0.9 million for 2019, on their vesting dates.   Under our RSU plan, participants are allowed to relinquish shares to pay for their required statutory income taxes.

The outstanding RSUs have a value of $0.5 million based on the March 4, 2021 closing stock price of $1.63.

For the years ended December 31, 2020 and 2019 stock-based compensation was $1.2 million and $1.8 million, respectively. For 2021, based on existing RSUs outstanding, stock-based compensation expense is estimated to be $1.1 million, with nominal amounts of expense in 2022 and 2023.

Stock Options

We have no stock options outstanding.

Stock Bonus Plan

Our stock bonus plan was authorized in late 2009 with 250,000 shares. Currently, we have 86,383 shares available for future issuance.

(11)     EMPLOYEE BENEFITS

We have no defined benefit pension plans or post-retirement benefit plans. We offer our employees a 401(k) Plan, where we match 100% of the first 4% that an employee contributes and a discretionary Deferred Bonus Plan for certain key employees. We also offer health benefits to all employees and their families. We have 2,221 participants in our employee health plan. The plan does not cover dental, vision, short-term or long-term disability. These coverages are available on a voluntary basis. We bear some of the risk of our employee health plans. Our health claims are capped at $200,000 per person with a maximum annual exposure of $19.0 million not including premiums.

Our employee benefit expenses for the years ended December 31 are below (in thousands):

	2020	2019
Health benefits, including premiums	$13,173	$16,228
401(k) matching	1,797	2,510
Deferred bonus plan	679	727
Total	$15,649	$19,465

Of the amounts in the above table, $15.0 million and $18.9 million are recorded in operating costs and expenses for 2020 and 2019, respectively with the remainder in SG&A.

Our mine employees are also covered by workers’ compensation and such costs for 2020 and 2019, were approximately $1.9 million and $3.1 million, respectively, and are recorded in operating costs and expenses. Workers’ compensation is a no-fault system by which individuals who sustain work-related injuries or occupational diseases are compensated. Benefits and coverage are mandated by each state which includes disability ratings, medical claims, rehabilitation services, and death and survivor benefits. We are partially self-insured for such claims, however, our operations are protected from these perils through stop-loss insurance policies. Our maximum annual exposure is limited to $1 million per occurrence with a $4 million aggregate deductible. Based on discussions and representations from our insurance carrier, we believe that our reserve for our workers’ compensation benefits is adequate. We have a safety-conscious workforce, and based on our experience modifier, our claims are averaging 24% below that of our peers in underground coal mining in the state of Indiana.

(12)    LEASES

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

Information related to leases was as follows as of December 31 (in thousands):

2020
Operating lease information:
Operating cash outflows from operating leases	$235
Weighted average remaining lease term in years	3.18
Weighted average discount rate	6.0%

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows (in thousands):

Year	Amount

2021	$203
2022	206
2023	173
2024	60
Total minimum lease payments	$642
Less imputed interest	(40)

Total operating lease liability	$602

As reflected on balance sheet:
Other long-term liabilities	$602

At December 31, 2020, we had approximately $602,000 right-of-use operating lease assets recorded within “buildings and equipment” on the Consolidated Balance Sheet.

(13)   SELF INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among seven mining units dispersed over 10 miles. The historical cost of such equipment was approximately $269 million and $273 million as of December 31, 2020 and December 31, 2019, respectively.

Restricted cash of $4.0 million and $4.5 million as of December 31, 2020, and December 31, 2019, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(14)   NET LOSS PER SHARE

We compute net loss per share using the two-class method, which is an allocation formula that determines net loss per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table (in thousands, except per share amounts) sets forth the computation of net loss per share:

	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(6,220)	$(59,854)
Less loss allocated to RSUs	94	907
Net loss allocated to common shareholders	$(6,126)	$(58,947)

Denominator:
Weighted average number of common shares outstanding	30,446	30,253

Net loss per share:
Basic and diluted	$(0.20)	$(1.95)

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

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. We have no Level 2 instruments.

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our Level 3 instruments are comprised of fuel hedges, interest rate swaps, and impairment measurements. The fair values of our hedges and swaps were estimated using discounted cash flow calculations based upon forward fuel prices and interest-rate yield curves. The notional values of our two interest rate swaps were $53 million and $68 million as of December 31, 2020, both with maturities of May 2022.  Fuel hedges include 1.0 million gallons of diesel fuel that are subject to pricing fluctuations with a minimum of $1.79/gallon and a maximum of $2.00/gallon through December 2021.  Although we utilize third-party broker quotes to assess the reasonableness of our prices and valuation, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2. The Company also recorded impairments during Q3 of 2020 which incorporate Level 3 non-recurring fair value measures as further discussed in Note 2.

The following table summarizes our financial assets and liabilities measured on a recurring basis at fair value at December 31, 2020 and 2019 by respective level of the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2020
Liabilities:
Fuel hedge	$—	$—	$297	$297
Interest rate swaps	—	—	3,893	3,893
	$—	$—	$4,190	$4,190

December 31, 2019
Assets:
Fuel hedge	$—	$—	$25	$25
Marketable securities - restricted (Note 4)	2,296	—	—	2,296
	$2,296	$—	$25	$2,321
Liabilities:
Interest rate swaps	$—	$—	$3,825	$3,825

The table below highlights the change in fair value of the fuel hedges and interest rate swaps which are based on a discounted future cash flow model (in thousands):

Ending balance, December 31, 2018	$(1,639)
Change in estimated fair value	(2,161)
Ending balance, December 31, 2019	(3,800)
Change in estimated fair value	(390)
Ending balance, December 31, 2020*	$(4,190)

-------------------------------

*Recorded in accounts payable and accrued liabilities and other liabilities in the Balance Sheet to these Consolidated Financial Statements.

(16)   EQUITY METHOD INVESTMENTS

Sunrise Energy, LLC

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for oil, gas, and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our consolidated balance sheets as of December 31, 2020 and December 31, 2019, was $3.2 million and $3.1 million, respectively.

Sunrise Energy plans to develop and explore for oil, gas, and coal-bed methane gas reserves on or near our underground coal reserves.

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

In December 2019, we recorded an impairment to Hourglass Sands of $2.9 million.  In August 2020, we ceased operation of the plant and recorded an additional impairment of $1.8 million. See Note 2 to these consolidated financial statements for further discussion.

ITEM 9:          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Internal Control Over Financial Reporting (ICFR)

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate ICFR. Our ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, ICFR may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Management evaluated the effectiveness of our ICFR based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our ICFR as of December 31, 2020.  Based on that evaluation, our management concluded that our ICFR was effective at December 31, 2020.

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

None.

PART  III

Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Items 10 through 14 of Part III of this Report is incorporated by reference from our definitive proxy statement, which is to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2020.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Item 8 for an index of our financial statements.

Our exhibit index is as follows:

3.1	Second Restated Articles of Incorporation of Hallador Energy Company effective December 24, 2009. (1)
3.2	By-laws of Hallador Energy Company, effective December 24, 2009 (2)
4.1	Description of Securities (3)
10.1	2009 Stock Bonus Plan (4)*
10.2	Third Amended and Restated Credit Agreement dated May 21, 2018 (5)
10.3	Second Amendment to the Third Amended and Restated Credit Agreement as of September 30, 2019 (6)
10.4	Third Amendment to the Third Amended and Restated Credit Agreement and Waiver (7)
10.5	US SBA Loan (PPP) dated April 16, 2020 (7)
10.6	Amended and Restated Hallador Energy Company 2008 Restricted Stock Unit Plan (8)
10.7	Form of Hallador Energy Company Restricted Stock Unit Issuance Agreement* (8)
10.8	Hallador Energy Company Four-Year Plan* (9)
10.9	Hallador Energy Company 2020 Compensation Plan adopted March 5, 2020 *(10)
14	Code of Ethics for Senior Financial Officers (11)
21.1	List of Subsidiaries (12)
23.1	Consent of Plante & Moran, PLLC (12)
31.1	SOX 302 Certification - President and CEO (12)
31.2	SOX 302 Certifications - CFO (12)
31.3	SOX 302 Certifications - CAO (12)
32	SOX 906 Certification (12)
95	Mine Safety Disclosure (12)
101.INS*	Inline XBRL Instance Document (12)
101.SCH*	Incline XBRL Schema Document (12)
101.CAL*	Inline XBRL Calculation Linkbase Document (12)
101.LAB*	Inline XBRL Labels Linkbase Document (12)
101.PRE*	Inline XBRL Presentation Linkbase Document (12)
101.DEF*	Inline XBRL Definition Linkbase Document (12)
104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

(1)	IBR to Form 8-K dated December 31, 2009
(2)	IBR to Form 10-K/A dated June 29, 2020
(3)	IBR to Form 10-K dated March 9, 2020
(4)	IBR to Form S-8 dated December 1, 2009
(5)	IBR to Form 10-Q dated August 6, 2018
(6)	IBR to Form 10-Q dated November 4, 2019
(7)	IBR to Form 10-Q dated May 11, 2020
(8)	IBR to Form DEF 14A dated April 11, 2017
(9)	IBR to Form 10-Q dated August 8, 2017
(10)	IBR to Form 10-K/A dated June 12, 2020
(11)	IBR to Form 10KSB dated April 14, 2006
(12)	Filed herewith.

*     Management Agreements

ITEM 16.          FORM 10-K SUMMARY.

As this item is optional, no summary is presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: March 8, 2021	/s/LAWRENCE D. MARTIN
Lawrence D. Martin, CFO

Date: March 8, 2021	/s/R. TODD DAVIS
R. Todd Davis, CAO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/DAVID HARDIE
David Hardie	Director	March 8, 2021

/s/BRYAN LAWRENCE
Bryan Lawrence	Director	March 8, 2021

/s/BRENT BILSLAND
Brent Bilsland	Board Chairman, President and CEO	March 8, 2021

/s/DAVID J. LUBAR
David J. Lubar	Director	March 8, 2021