Form 10-Q
period 2021-03-31
HALLADOR ENERGY CO
filed 2021-05-03
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

As of May 3, 2021, we had 30,612,572 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$3,863	$8,041
Restricted cash	3,771	4,030
Accounts receivable	13,633	14,414
Inventory	34,036	24,663
Parts and supplies	9,288	8,903
Prepaid expenses	1,631	3,282
Total current assets	66,222	63,333
Property, plant and equipment, at cost:
Land and mineral rights	115,840	115,853
Buildings and equipment	356,256	352,115
Mine development	96,971	93,635
Total property, plant and equipment, at cost	569,067	561,603
Less - accumulated depreciation, depletion and amortization	(262,523)	(252,245)
Total property, plant and equipment, net	306,544	309,358
Investment in Sunrise Energy	3,181	3,181
Other assets	8,261	8,258
Total Assets	$384,208	$384,130
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net	$34,311	$34,311
Current portion of PPP note	8,871	5,490
Accounts payable and accrued liabilities	35,166	31,409
Total current liabilities	78,348	71,210
Long-term liabilities:
Bank debt, net	96,230	97,307
PPP note	1,129	4,510
Deferred income taxes	1,095	2,824
Asset retirement obligations	16,537	16,177
Other	2,361	2,842
Total long-term liabilities	117,352	123,660
Total liabilities	195,700	194,870
Redeemable noncontrolling interests	4,000	4,000
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized; 30,613 and 30,610 issued and outstanding, respectively	306	306
Additional paid-in capital	103,679	103,399
Retained earnings	80,523	81,555
Total stockholders’ equity	184,508	185,260
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$384,208	$384,130

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
SALES AND OPERATING REVENUES:
Coal sales	$45,879	$61,932
Other revenues	816	551
Total revenues	46,695	62,483
EXPENSES:
Operating expenses	34,009	48,469
Depreciation, depletion and amortization	10,307	10,627
Asset retirement obligations accretion	363	333
Exploration costs	58	253
General and administrative	2,821	2,978
Total operating expenses	47,558	62,660

LOSS FROM OPERATIONS	(863)	(177)

Interest expense (1)	(1,898)	(5,714)
Equity method investment income	—	55
LOSS BEFORE INCOME TAXES	(2,761)	(5,836)

INCOME TAX BENEFIT:
Current	—	(524)
Deferred	(1,729)	(1,652)
Total income tax benefit	(1,729)	(2,176)

NET LOSS	$(1,032)	$(3,660)

LOSS PER SHARE:
Basic and diluted	$(0.03)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	30,611	30,420

(1) Bank interest	2,135	2,654
Non-cash interest:
Change in fair value of interest rate swaps valuation	(848)	2,593
Amortization of debt issuance costs	611	467
Total non-cash interest	(237)	3,060
Total interest	$1,898	$5,714

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(1,032)	$(3,660)
Deferred income taxes	(1,729)	(1,652)
Equity income – Sunrise Energy	—	(55)
Depreciation, depletion, and amortization	10,307	10,627
Unrealized gain on marketable securities	—	(14)
Change in fair value of interest rate swaps	(848)	2,593
Change in fair value of fuel hedge	(239)	1,311
Amortization of debt issuance costs	611	467
Asset retirement obligations accretion	363	333
Stock-based compensation	282	319
Change in current assets and liabilities:
Accounts receivable	781	12,885
Inventory	(9,373)	(9,113)
Parts and supplies	(385)	889
Prepaid income taxes	—	581
Prepaid expenses	(242)	159
Accounts payable and accrued liabilities	4,342	(1,691)
Other	135	2,277
Cash provided by operating activities	$2,973	$16,256
INVESTING ACTIVITIES:
Investment in Sunrise Energy	—	(112)
Capital expenditures	(5,720)	(6,022)
Proceeds from sale of marketable securities	—	2,310
Proceeds from maturities of certificates of deposit	—	245
Cash used in investing activities	(5,720)	(3,579)
FINANCING ACTIVITIES:
Payments on bank debt	(9,188)	(12,100)
Borrowings of bank debt	7,500	—
Taxes paid on vesting of RSUs	(2)	—
Dividends paid	—	(1,236)
Cash used in financing activities	(1,690)	(13,336)
Decrease in cash, cash equivalents, and restricted cash	(4,437)	(659)
Cash, cash equivalents, and restricted cash, beginning of period	12,071	13,311
Cash, cash equivalents, and restricted cash, end of period	$7,634	$12,652
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CONSIST OF THE FOLLOWING:
Cash and cash equivalents	$3,863	$7,918
Restricted cash	3,771	4,734
	$7,634	$12,652

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,145	$2,707

SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Change in capital expenditures included in accounts payable and prepaid expense	$1,872	$3,516

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

Three Months Ended March 31, 2021
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2020	30,610	$306	$103,399	$81,555	$185,260
Stock-based compensation	—	—	282	—	282
Stock issued on vesting of RSUs	4	—	—	—	—
Taxes paid on vesting of RSUs	(1)	—	(2)	—	(2)
Net loss	—	—	—	(1,032)	(1,032)
Balance, March 31, 2021	30,613	$306	$103,679	$80,523	$184,508

Three Months Ended March 31, 2020
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2019	30,420	$304	$102,215	$89,011	$191,530
Stock-based compensation	—	—	319	—	319
Dividends	—	—	—	(1,236)	(1,236)
Net loss	—	—	—	(3,660)	(3,660)
Balance, March 31, 2020	30,420	$304	$102,534	$84,115	$186,953

See accompanying notes.

Hallador Energy Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	GENERAL BUSINESS

The interim financial data is unaudited; however, in our opinion, it includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements included herein have been prepared pursuant to the Securities and Exchange Commission's ( the "SEC") rules and regulations; accordingly, certain information and footnote disclosures normally included in generally accepted accounting principles ("GAAP") financial statements have been condensed or omitted.

The results of operations and cash flows for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2021.  To maintain consistency and comparability, certain 2020 amounts have been reclassified to conform to the 2021 presentation, with no impact to cash provided by operating activities or net loss.

Our organization and business, the accounting policies we follow, and other information are contained in the notes to our consolidated financial statements filed as part of our 2020 Annual Report on Form 10-K. This quarterly report should be read in conjunction with such Annual Report on Form 10-K.

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

Subsequent Events

We have evaluated all subsequent events through the date the financial statements were issued.  There are no material recognized or non-recognizable subsequent events other than those already disclosed.

(2)	LONG-LIVED ASSET IMPAIRMENTS

Long-lived assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable.  For the quarter ended March 31, 2021, there were no impairment charges recorded for long-lived assets.

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

Inventory is valued at lower of average cost or net realizable value (NRV).  As of March 31, 2021, and December 31, 2020, coal inventory includes NRV adjustments of $1.1 million and $1.6 million, respectively.

(4)	OTHER LONG-TERM ASSETS (in thousands)

	March 31,	December 31,
	2021	2020
Advanced coal royalties	$6,481	$6,449
Other	1,780	1,809
Total other assets	$8,261	$8,258

(5)	BANK DEBT

Bank debt is comprised of term debt ($58.8 million as of March 31, 2021) and a $120 million revolver ($77.3 million borrowed as of March 31, 2021).  The term debt amortization concludes with the final payment in March 2023.  The revolver matures September 2023.  Our debt is recorded at amortized cost, which approximates fair value due to the variable interest rates in the agreement and is collateralized primarily by our assets.

Liquidity

As of March 31, 2021, we had additional borrowing capacity of $24.0 million and total liquidity of $27.9 million.  Our additional borrowing capacity is net of $5.7 million in outstanding letters of credit as of March 31, 2021 that were required to maintain surety bonds.  Liquidity consists of our additional borrowing capacity and cash and cash equivalents.

Fees

Unamortized bank fees and other costs incurred in connection with the initial facility and subsequent amendments totaled $7.9 million as of our amendment in April 2020. These costs were deferred and are being amortized over the term of the loan. Unamortized costs as of March 31, 2021, and December 31, 2020, were $5.5 million and $6.1 million, respectively.

Bank debt, less debt issuance costs, is presented below (in thousands):

	March 31,	December 31,
	2021	2020
Current bank debt	$36,750	$36,750
Less unamortized debt issuance costs	(2,439)	(2,439)
Net current portion	$34,311	$34,311

Long-term bank debt	$99,300	$100,988
Less unamortized debt issuance costs	(3,070)	(3,681)
Net long-term portion	$96,230	$97,307

Total bank debt	$136,050	$137,738
Less total unamortized debt issuance costs	(5,509)	(6,120)
Net bank debt	$130,541	$131,618

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

As of March 31, 2021, our Leverage Ratio of 2.78 was in compliance with the requirements of the credit agreement.

The credit facility also requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA / annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.05 to 1.00 through December 31, 2021, at which time it increases to 1.25 to 1.00 through the maturity of the credit facility.

As of March 31, 2021, our Debt Service Coverage Ratio of 1.13 was in compliance with the requirements of the credit agreement.

Interest Rate

The interest rate on the facility ranges from LIBOR plus 2.75% to LIBOR plus 4.00%, depending on our Leverage Ratio, with a LIBOR floor of 0.50%.  We entered into swap agreements to fix the LIBOR component of the interest rate at 2.92% on the declining term loan balance and on $53 million of the revolver. At March 31, 2021, we are paying LIBOR at the swap rate of 2.92% plus 4.0% for a total interest rate of 6.92% on the hedged amount ($111.8 million) and 4.0% on the remainder ($24.3 million).

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

At March 31, 2021, the PPP loan totaling $10 million is presented as current and long-term liabilities on the condensed consolidated balance sheets based upon the schedule of repayments and excluding any possible forgiveness of the loan.

In  December 2020, we applied for forgiveness of the full $10 million promissory note.  On  January 8, 2021, we were notified by the Lender that they had approved the application for the full forgiveness of the $10 million note and had forwarded on to the SBA for final approval.  The SBA has 90 days from receipt of application from the Lender to make its determination as to the amount of forgiveness.  There can be no assurance that any portion of the PPP loan will be forgiven.  The determination was expected by April 8, 2021, however, we are told the SBA is running behind on loan forgiveness applications.  Thus, we are patiently awaiting the decision from the SBA as to their determination as to the amount of the forgiveness.

(6)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (in thousands)

	March 31,	December 31,
	2021	2020
Accounts payable	$16,067	$14,785
Accrued property taxes	2,953	2,566
Accrued payroll	2,838	1,621
Workers' compensation reserve	3,111	2,988
Group health insurance	1,800	1,800
Fair value of interest rate swaps	2,551	2,793
Other	5,846	4,856
Total accounts payable and accrued liabilities	$35,166	$31,409

(7)	REVENUE

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

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. 77% and 78% of our coal revenue for the three months ended March 31, 2021, and three months ended March 31, 2020, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida, Georgia, North Carolina, and Tennessee.

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

We have remaining performance obligations relating to fixed priced contracts of approximately $455 million, which represent the average fixed prices on our committed contracts as of March 31, 2021. We expect to recognize approximately 76% of this revenue in 2021 and 2022, with the remainder recognized thereafter.

We have remaining performance obligations relating to contracts with price reopeners of approximately $237 million, which represents our estimate of the expected re-opener price on committed contracts as of March 31, 2021. We expect to recognize all of this revenue beginning in 2022.

The tons used to determine the remaining performance obligations are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such option exists in the customer contract.

Contract Balances

Under ASC 606, the timing of when a performance obligation is satisfied can affect the presentation of accounts receivable, contract assets, and contract liabilities. The main distinction between accounts receivable and contract assets is whether consideration is conditional on something other than the passage of time. A receivable is an entity’s right to consideration that is unconditional. Under the typical payment terms of our contracts with customers, the customer pays us a base price for the coal, increased or decreased for any quality adjustments. Amounts billed and due are recorded as trade accounts receivable and included in accounts receivable in our condensed consolidated balance sheets. We do not currently have any contracts in place where we would transfer coal in advance of knowing the final price of the coal sold, and thus do not have any contract assets recorded. Contract liabilities arise when consideration is received in advance of performance. This deferred revenue is included in accounts payable and accrued liabilities in our condensed consolidated balance sheets when consideration is received, and revenue is not recognized until the performance obligation is satisfied. We are rarely paid in advance of performance, but we currently are carrying $0.2 million in deferred revenue recorded in our condensed consolidated balance sheets as of March 31, 2021 related to coal storage for one customer.

(8)	INCOME TAXES

For interim period reporting, we record income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items and statutory rates in states in which we operate.  Our effective tax rate for the three months ended March 31, 2021 and 2020 was ~63% and ~37%, respectively. Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

(9)	STOCK COMPENSATION PLANS

Non-vested grants at December 31, 2020	324,250
Vested – average weighted share price on vesting date was $1.63	(3,500)
Forfeited	(9,000)
Non-vested grants at March 31, 2021	311,750

For the three months ended March 31, 2021 and 2020, our stock compensation was $0.3 million and $0.3 million, respectively.

Non-vested RSU grants will vest as follows:

Vesting Year	RSUs Vesting
2021	301,750
2022	—
2023	10,000
311,750

The outstanding RSUs have a value of $0.6 million based on the March 31, 2021, closing stock price of $1.87.

At March 31, 2021 we had 1,444,916 RSUs available for future issuance.

(10)	LEASES

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

Information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease information:
Operating cash outflows from operating leases	$47	$87
Weighted average remaining lease term in years	2.94	3.92
Weighted average discount rate	6.0%	6.0%

Future minimum lease payments under non-cancellable leases as of March 31, 2021 were as follows:

Year	Amount
(In thousands)
2021	$152
2022	206
2023	173
2024	60
Total minimum lease payments	$591
Less imputed interest	(33)

Total operating lease liabilities	$558

As reflected on balance sheet:
Other long-term liabilities	$558

At March 31, 2021, and December 31, 2020, we had approximately $558,000 and $602,000, respectively, of right-of-use operating lease assets recorded within “buildings and equipment” on the condensed consolidated balance sheets.

(11)	SELF-INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among seven mining units dispersed over ten miles. The historical cost of such equipment was approximately $273 million and $269 million as of March 31, 2021, and December 31, 2020, respectively.

Restricted cash of $3.8 million and $4.0 million as of March 31, 2021, and December 31, 2020, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(12)	NET LOSS PER SHARE

We compute net loss per share using the two-class method, which is an allocation formula that determines net loss per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table (in thousands, except per share amounts) sets forth the computation of net loss per share:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(1,032)	$(3,660)
Less loss allocated to RSUs	11	59
Net loss allocated to common shareholders	$(1,021)	$(3,601)

(13)	FAIR VALUE MEASUREMENTS

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

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our Level 3 instruments are comprised of fuel hedges and interest rate swaps, and impairment measurements.  The fair values of our hedges and swaps were estimated using discounted cash flow calculations based upon forward fuel prices and interest-rate yield curves.  The notional values of our two interest rate swaps were $53 million and $58 million as of March 31, 2021, both with maturities of May 2022.  Fuel hedges include 0.7 million gallons of diesel fuel that are subject to pricing fluctuations with a minimum of $1.79/gallon and a maximum of $2.00/gallon through December 2021.  Although we utilize third-party broker quotes to assess the reasonableness of our prices and valuation, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.  The Company also recorded impairments during Q3 2020 which incorporate Level 3 non-recurring fair value measures as further discussed in Note 2.

The following table summarizes our financial assets and liabilities measured on a recurring basis at fair value at March 31, 2021 and December 31, 2020 by the respective level of the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2020
Liabilities:
Fuel hedge	$—	$—	$297	$297
Interest rate swaps	—	—	3,893	3,893
	$—	$—	$4,190	$4,190

March 31, 2021
Liabilities:
Fuel hedge	—	—	58	58
Interest rate swaps	—	—	3,045	3,045
	$—	$—	$3,103	$3,103

The table below highlights the change in fair value of the fuel hedges and interest rate swaps which are based on a discounted future cash flow model (in thousands):

Ending balance, December 31, 2020*	$(4,190)
Change in estimated fair value	1,087
Ending balance, March 31, 2021*	$(3,103)

*Recorded in accounts payable and accrued liabilities and other liabilities in the Condensed Consolidated Balance Sheets.

(14)	EQUITY METHOD INVESTMENTS

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for oil, gas, and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our condensed consolidated balance sheets as of March 31, 2021, and December 31, 2020, was $3.2 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hallador Energy Company

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Hallador Energy Company (the "Company") as of March 31, 2021, the related condensed consolidated statements of operations, cash flows, and stockholders’ equity for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2020, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated March 8, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Plante & Moran, PLLC

Denver, Colorado

May 3, 2021

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2020 ANNUAL REPORT ON FORM 10-K AND SHOULD BE READ IN CONJUNCTION THEREWITH.

Our condensed consolidated financial statements should also be read in conjunction with this discussion. The following analysis includes a discussion of metrics on a per ton basis derived from the condensed consolidated financial statements, which are considered non-GAAP measurements.  These metrics are significant factors in assessing our operating results and profitability.

COVID-19

In the first quarter of 2020, COVID-19 emerged as a global pandemic.  The State of Indiana, where our operations are located, issued a shelter in place order from March 24, 2020, to May 4, 2020. The State deemed our operations necessary and essential, and we were allowed to operate as a supplier to critical power infrastructure. We continue to monitor the ongoing pandemic and note that if conditions deteriorate in the future, it could result in further negative impact on our results of operations, financial position, and liquidity.

We have instituted many policies and procedures, in alignment with CDC guidelines along with state and local mandates, to protect our employees during the COVID-19 outbreak. These policies and procedures include, but are not limited to, staggering shift times to limit the number of people in common areas at one time, limiting meetings and meeting sizes, continual cleaning and disinfecting of high touch and high traffic areas, including door handles, bath rooms, bath houses, access elevators, mining equipment, and other areas, limiting contractor access to our properties, limiting business travel, and instituting work from home for administrative employees. We plan to keep these policies and procedures in place, in accordance with CDC, state, and local guidelines, and continually evaluate further enhancements for as long as necessary. We recognize that the COVID-19 outbreak and responses thereto will also impact both our customers and suppliers. To date, we have not had any significant issues with critical suppliers, and we continue to communicate with them and closely monitor their developments to ensure we have access to the goods and services required to maintain our operations. Our customers have reacted, and continue to react, in various ways and to varying degrees to changes in demand for their products. We have worked closely with our customers and all are expected to honor their contracts.

As vaccines for COVID-19 continue to become readily available, we intend to continue encouraging our workforce to get vaccinated, and we are hopeful that the case rate of our employees will continue to decline, and economic activity in general will accelerate.

OVERVIEW

Below are highlights for the first three months of 2021:

I.	Q1 2021 Net Loss of $1.0 million, Adjusted EBITDA (a non-GAAP financial measure) of $11.4 million

a.

Sales:  During Q1 2021, shipments were delayed due to transportation issues caused by the coldest February in the United States in over 30 years.  We estimate that ~180,000 tons of coal shipments were delayed and will be deferred till later in 2021.

i.	Coal inventory increased by ~$6.0 million during the quarter as a result of the shipment delays.

b.	Production: Q1 production costs were $28.88 per ton, which represents a $4.99 per ton improvement over Q4 2020 and $2.79 per ton improvement over Q1 2020 as we continue to make efforts to improve recovery and add efficiencies at the mine.

c.

Cash Flow & Debt:  During Q1, we generated $3.0 million in operating cash flow and paid down our bank debt by $1.7 million.  The shipment delays noted above had the dual impact of reducing our profitability and cash flow for the quarter.

i.	As of March 31, 2021, our bank debt was $136.1 million, bringing our liquidity to $27.9 million resulting in a leverage ratio of 2.78X, well within our covenant of 3.25X.

Reconciliation of GAAP “net income” to non-GAAP “adjusted EBITDA” (in thousands), the most comparable GAAP financial measure.

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(1,032)	$(3,660)
Income tax benefit	(1,729)	(2,176)
Loss from Hourglass Sands	80	78
Income from equity method investments	—	(55)
Depreciation, depletion and amortization	10,307	10,623
Asset retirement obligations accretion	363	333
Gain on marketable securities	—	(14)
Interest Expense	1,898	5,714
Other amortization	1,489	1,426
Change in fair value of fuel hedges	(239)	1,311
Stock-based compensation	282	319
Adjusted EBITDA	$11,419	$13,899

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

II.	Solid Sales Position Through 2022

	Contracted	Estimated
	tons	Priced
Year	(millions)*	per ton
2021 (Q2 - Q4)	4.5	$39.25
2022	5.1	39.35
	9.6

___________

* Contracted tons are subject to adjustment due to the exercise of customer options to either take additional tons or reduce tonnage if such options exist in the customer contract.

III.	Signs of Improvement for the Coal Market

a.	Gas prices are increasing

i.	Nymex gas prices (a competitor to coal) averaged $1.99 in 2020, the lowest average in over two decades. As of April 27, 2021, Nymex gas prices averaged $3.01 for the next 12 months, a price where Indiana coal plants (77% of our customer base) are dispatching in front of gas plants.

b.	Coal export prices are improving

i.	API 4 (Asia) for Q3 2021 is ~$86/tonne for 2021, up 26% versus end of Q3 2020.

ii.	API 2 (Europe) for Q3 2021 is ~$74/tonne for 2021, up 24% versus end of Q3 2020.

LONG-LIVED ASSET IMPAIRMENT REVIEW

See Note 2 to our condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

I.	Cash Provided by Operations

a.	As set forth in our condensed consolidated statements of cash flows, cash provided by operations was $3.0 million and $16.3 million for the three months ended March 31, 2021 and 2020, respectively.

i.	Operating margins from coal decreased during the first three months of 2021 by $1.6 million when compared to the first three months of 2020.

1.	Our operating margins were $10.20 per ton in the first three months of 2021 compared to $8.91 in the first three months of 2020.

2.

We experienced lower demand in the first three months of 2021, resulting in sales of 1.2 million tons compared to sales in the first three months of 2020 of 1.5 million tons.  We estimate ~180,000 tons of shipments were delayed in Q1 2021 due to the cold weather in February resulting in transportation issues.

ii.	The combination of the lower margins offset by changes in working capital items contributed substantially to our decrease in cash from operations compared to 2020.

b.	Our projected capex budget for the remainder of 2021 is $17 million, of which approximately $7.0 million is for maintenance capex.

c.

Cash provided by operations for the remainder of the year is expected to fund our maintenance capital expenditures and debt service, especially as we begin to reduce coal inventories throughout the balance of 2021.

d.

As we continue to monitor the effects of COVID-19, we continue to proactively manage costs and capital expenditures to ensure adequate liquidity until there is more of a sense of economic certainty in the markets in which we operate.

II.	Material Off-Balance Sheet Arrangements

a.

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. In the event we are not able to perform reclamation, which is presented as asset retirement obligations (ARO) in our accompanying condensed consolidated balance sheets, we have surety bonds totaling $24 million to pay for ARO.

CAPITAL EXPENDITURES (capex)

For the three months of 2021, capex was $5.7 million allocated as follows (in millions):

Oaktown – maintenance capex	$2.3
Oaktown – investment	3.4
Capex per the Condensed Consolidated Statements of Cash Flows	$5.7

Quarterly coal sales and cost data (in thousands, except per ton and percentage data) are provided below. Per ton calculations below are based on tons sold.

All Mines	2nd 2020	3rd 2020	4th 2020	1st 2021	T4Qs
Tons produced	1,468	1,234	1,233	1,592	5,527
Tons sold	1,244	1,585	1,613	1,174	5,616
Coal sales	$50,473	$64,754	$64,925	$45,879	$226,031
Average price/ton	$40.57	$40.85	$40.25	$39.08	$40.25
Wash plant recovery in %	76%	71%	68%	74%
Operating costs	$36,001	$46,444	$54,640	$33,907	$170,992
Average cost/ton	$28.94	$29.30	$33.87	$28.88	$30.45
Margin	$14,472	$18,310	$10,285	$11,972	$55,039
Margin/ton	$11.63	$11.55	$6.38	$10.20	$9.80
Capex	$4,006	$3,995	$6,661	$5,720	$20,382
Maintenance capex	$2,578	$1,365	$2,342	$2,343	$8,628
Maintenance capex/ton	$2.07	$0.86	$1.45	$2.00	$1.54

All Mines	2nd 2019	3rd 2019	4th 2019	1st 2020	T4Qs
Tons produced	2,003	1,891	2,122	1,701	7,717
Tons sold	1,807	2,118	2,015	1,526	7,466
Coal sales	$71,113	$82,883	$78,205	$61,932	$294,133
Average price/ton	$39.35	$39.13	$38.81	$40.58	$39.40
Wash plant recovery in %	71%	70%	74%	74%
Operating costs	$53,915	$71,372	$60,082	$48,334	$233,703
Average cost/ton	$29.84	$33.70	$29.82	$31.67	$31.30
Margin	$17,198	$11,511	$18,123	$13,598	$60,430
Margin/ton	$9.52	$5.43	$8.99	$8.91	$8.09
Capex	$9,448	$8,981	$8,264	$5,999	$32,692
Maintenance capex	$6,164	$5,537	$4,115	$3,470	$19,286
Maintenance capex/ton	$3.41	$2.61	$2.04	$2.27	$2.58

2021 v. 2020 (first quarter)

For the first quarter 2021, we sold 1,174,000 tons at an average price of $39.08/ton.  For the first quarter 2020 we sold 1,526,000 tons at an average price of $40.58/ton.  The decrease in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts. As noted above, the decrease in tons sold was due to the effects of transportation issues related to the weather conditions in February.

Operating costs for all coal mines averaged $28.88/ton in 2021 and $31.67/ton in 2020. Oaktown costs over that same period were $27.21 and $29.92, respectively. Our operating costs for the quarter are within our prior guidance of $29-$30/ton.  Our efforts in Q1 to improve recovery and lower costs have been effective thus far.  We expect operating costs associated with the idled Prosperity mine to be $0.9 million for the remainder of 2021.  Prosperity operating costs were $0.3 million during the three months ended March 31, 2021.

We expect general and administrative expenses for the remainder of 2021 to be $9 million.

Interest expense decreased $3.8 million in the first quarter of 2021 when compared to the first quarter of 2020. The change in estimated fair value of our interest rate swap agreement resulted in a reduction in non-cash expense of $3.4 million in 2021 when compared to 2020.  The remainder of the decrease is a result of our declining bank debt balance.

Our Sunrise Coal employees and contractors totaled 700 at March 31, 2021, compared to 695 at March 31, 2020.

EARNINGS (LOSS) PER SHARE

	2nd 2020	3rd 2020	4th 2020	1st 2021
Basic and diluted	$0.01	$0.06	$(0.15)	$(0.03)

	2nd 2019	3rd 2019	4th 2019	1st 2020
Basic and diluted	$(0.11)	$(0.12)	$(1.95)	$(0.12)

INCOME TAXES

Our effective tax rate (ETR) is estimated at ~63% and ~37% for the three months ended March 31, 2021 and 2020, respectively.  Assuming no changes in our expected results of operations, we expect our ETR for the remainder of 2021 to be about the same as the first three months.  Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

GOVERNMENT IMPOSITION REIMBURSEMENTS

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by Mine Safety and Health Administration (MSHA) or other government agencies. After applying the provisions of ASU 2014-09, as of March 31, 2021, we do not consider unreimbursed costs from our customers related to these compliance matters to be material and have constrained such amounts and will recognize them when they can be estimated with reasonable certainty.

RESTRICTED STOCK GRANTS

See “Item 1. Financial Statements - Note 9. Stock Compensation Plans” for a discussion of RSUs.

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

No material changes from the disclosure in our 2020 Annual Report on Form 10-K.

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

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. MINE SAFETY DISCLOSURES

See Exhibit 95 to this Form 10-Q for a listing of our mine safety violations.

ITEM 6.    EXHIBITS

15.1 *	*	Letter Regarding Unaudited Interim Financial Statements – Plante Moran
31.1 *		SOX 302 Certification - President and Chief Executive Officer
31.2 *		SOX 302 Certification - Chief Executive Officer
31.3 *		SOX 302 Certification - Chief Accounting Officer
32*		SOX 906 Certification
95.1*		Mine Safety Disclosures
101.INS*		Inline XBRL Instance Document
101.SCH*		Inline XBRL Schema Document
101.CAL*		Inline XBRL Calculation Linkbase Document.
101.LAB*		Inline XBRL Labels Linkbase Document.
101.PRE*		Inline XBRL Presentation Linkbase Document.
101.DEF*		Inline XBRL Definition Linkbase Document.
104*		Cover Page Interactive Data File (embedded with the Inline XBRL document)
*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: May 3, 2021	/S/ LAWRENCE D. MARTIN
Lawrence D. Martin, CFO

Date: May 3, 2021	/S/ R. TODD DAVIS
R. Todd Davis, CAO