Form 10-Q
period 2021-06-30
HALLADOR ENERGY CO
filed 2021-08-09
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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

As of August 5, 2021, we had 30,612,572 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,582	$8,041
Restricted cash	3,495	4,030
Accounts receivable	14,386	14,414
Inventory	32,345	24,663
Parts and supplies	9,295	8,903
Prepaid expenses	1,035	3,282
Total current assets	63,138	63,333
Property, plant and equipment, at cost:
Land and mineral rights	115,946	115,853
Buildings and equipment	357,754	352,115
Mine development	100,910	93,635
Total property, plant and equipment, at cost	574,610	561,603
Less - accumulated depreciation, depletion and amortization	(271,487)	(252,245)
Total property, plant and equipment, net	303,123	309,358
Investment in Sunrise Energy	3,244	3,181
Other assets	8,325	8,258
Total Assets	$377,830	$384,130
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net	$30,448	$34,311
Current portion of PPP note	10,000	5,490
Accounts payable and accrued liabilities	36,794	31,409
Total current liabilities	77,242	71,210
Long-term liabilities:
Bank debt, net	94,378	97,307
PPP note	—	4,510
Deferred income taxes	1,492	2,824
Asset retirement obligations	16,879	16,177
Other	2,010	2,842
Total long-term liabilities	114,759	123,660
Total liabilities	192,001	194,870
Redeemable noncontrolling interests	4,000	4,000
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized; 30,613 and 30,610 issued and outstanding, respectively	306	306
Additional paid-in capital	103,964	103,399
Retained earnings	77,559	81,555
Total stockholders’ equity	181,829	185,260
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$377,830	$384,130

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
SALES AND OPERATING REVENUES:
Coal sales	$54,600	$50,473	$100,479	$112,405
Other revenues	1,038	377	1,854	928
Total revenue	55,638	50,850	102,333	113,333
EXPENSES:
Operating expenses	42,456	36,165	76,465	84,634
Depreciation, depletion and amortization	9,715	10,217	20,022	20,844
Asset retirement obligations accretion	373	343	736	676
Exploration costs	159	208	217	461
General and administrative	3,383	2,678	6,204	5,656
Total operating expenses	56,086	49,611	103,644	112,271

INCOME (LOSS) FROM OPERATIONS	(448)	1,239	(1,311)	1,062

Interest expense (1)	(2,182)	(2,834)	(4,080)	(8,548)
Equity method investment income	63	1,231	63	1,286
LOSS BEFORE INCOME TAXES	(2,567)	(364)	(5,328)	(6,200)

INCOME TAX EXPENSE (BENEFIT):
Current	—	—	—	(524)
Deferred	397	(618)	(1,332)	(2,270)
Total income tax expense (benefit)	397	(618)	(1,332)	(2,794)

NET INCOME (LOSS)	$(2,964)	$254	$(3,996)	$(3,406)

NET INCOME (LOSS) PER SHARE:
Basic and diluted	$(0.10)	$0.01	$(0.13)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	30,613	30,423	30,612	30,421

(1) Interest Expense:
Bank interest	2,307	2,842	4,443	5,496
Non-cash interest:
Change in interest rate swap valuation	(766)	(617)	(1,614)	1,976
Amortization of debt issuance costs	641	609	1,251	1,076
Total non-cash interest	(125)	(8)	(363)	3,052
Total interest	$2,182	$2,834	$4,080	$8,548

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(3,996)	$(3,406)
Deferred income taxes	(1,332)	(2,270)
Equity income – Sunrise Energy	(63)	(1,286)
Depreciation, depletion, and amortization	20,022	20,844
Unrealized gain on marketable securities	—	(14)
Change in fair value of interest rate swaps	(1,614)	1,976
Change in fair value of fuel hedge	(379)	913
Amortization of debt issuance costs	1,251	1,076
Asset retirement obligations accretion	736	676
Stock-based compensation	567	636
Change in current assets and liabilities:
Accounts receivable	28	12,094
Inventory	(7,682)	(13,715)
Parts and supplies	(392)	2,207
Prepaid income taxes	—	586
Prepaid expenses	(108)	(1,004)
Accounts payable and accrued liabilities	5,652	(6,035)
Other	198	3,896
Cash provided by operating activities	12,888	17,174
INVESTING ACTIVITIES:
Distribution from Sunrise Energy	—	1,012
Capital expenditures	(10,837)	(10,032)
Proceeds from sale of equipment	—	56
Proceeds from sale of marketable securities	—	2,310
Proceeds from maturities of certificates of deposit	—	245
Cash used in investing activities	(10,837)	(6,409)
FINANCING ACTIVITIES:
Payments on bank debt	(18,875)	(26,287)
Borrowings of bank debt	11,250	7,250
Proceeds from PPP loan	—	10,000
Debt issuance costs	(418)	(1,903)
Taxes paid on vesting of RSUs	(2)	(17)
Dividends paid	—	(1,236)
Cash used in financing activities	(8,045)	(12,193)
Decrease in cash, cash equivalents, and restricted cash	(5,994)	(1,428)
Cash, cash equivalents, and restricted cash, beginning of period	12,071	13,311
Cash, cash equivalents, and restricted cash, end of period	$6,077	$11,883
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CONSIST OF THE FOLLOWING:
Cash and cash equivalents	$2,582	$7,375
Restricted cash	3,495	4,508
	$6,077	$11,883

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,446	$5,571
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Change in capital expenditures included in accounts payable and prepaid expense	$3,613	$1,527

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2021	30,613	$306	$103,679	$80,523	$184,508
Stock-based compensation	—	—	285	—	285
Net loss	—	—	—	(2,964)	(2,964)
Balance, June 30, 2021	30,613	$306	$103,964	$77,559	$181,829

Balance, December 31, 2020	30,610	$306	$103,399	$81,555	$185,260
Stock-based compensation	—	—	567	—	567
Stock issued on vesting of RSUs	4	—	—	—	—
Taxes paid on vesting of RSUs	(1)	—	(2)	—	(2)
Net loss	—	—	—	(3,996)	(3,996)
Balance, June 30, 2021	30,613	$306	$103,964	$77,559	$181,829

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2020	30,420	$304	$102,534	$84,115	$186,953
Stock-based compensation	—	—	317	—	317
Stock issued on vesting of RSUs	70	1	(1)	—	—
Taxes paid on vesting of RSUs	(25)	—	(17)	—	(17)
Net income	—	—	—	254	254
Balance, June 30, 2020	30,465	$305	$102,833	$84,369	$187,507

Balance, December 31, 2019	30,420	$304	$102,215	$89,011	$191,530
Stock-based compensation	—	—	636	—	636
Stock issued on vesting of RSUs	70	1	(1)	—	—
Taxes paid on vesting of RSUs	(25)	—	(17)	—	(17)
Dividends	—	—	—	(1,236)	(1,236)
Net loss	—	—	—	(3,406)	(3,406)
Balance, June 30, 2020	30,465	$305	$102,833	$84,369	$187,507

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

The results of operations and cash flows for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2021.  To maintain consistency and comparability, certain 2020 amounts have been reclassified to conform to the 2021 presentation, with no impact to cash provided by operating activities or net income (loss).

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

We announced in June 2021 an agreement to join with Hoosier Energy Rural Electric Cooperative, Inc. to begin developing renewable power in 2023.

Subsequent Events

We have evaluated all subsequent events through the date the financial statements were issued.  There are no material recognized or non-recognizable subsequent events other than those already disclosed.

(2)	LONG-LIVED ASSET IMPAIRMENTS

Long-lived assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable.  For the three and six-month periods ended June 30, 2021, there were no impairment charges recorded for long-lived assets.

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

Inventory is valued at lower of average cost or net realizable value (NRV).  As of June 30, 2021, and December 31, 2020, coal inventory includes NRV adjustments of $2.8 million and $1.6 million, respectively, a majority of which resulted from utilizing low sulfur coal from our Ace in the Hole mine which was necessary to blend with Oaktown coal to ship to and create additional opportunities in the southeast market.

(4)	OTHER LONG-TERM ASSETS (in thousands)

	June 30,	December 31,
	2021	2020
Advanced coal royalties	$6,573	$6,449
Other	1,752	1,809
Total other assets	$8,325	$8,258

(5)	BANK DEBT

Bank debt is comprised of term debt ($49.6 million as of June 30, 2021) and a $120 million revolver ($80.5 million borrowed as of June 30, 2021).  The term debt amortization concludes with the final payment in March 2023.  The revolver matures in September 2023.  Our debt is recorded at amortized cost, which approximates fair value due to the variable interest rates in the agreement and is collateralized primarily by our assets.

Liquidity

As of June 30, 2021, we had additional borrowing capacity of $23.9 million and total liquidity of $26.5 million.  Our additional borrowing capacity is net of $5.7 million in outstanding letters of credit as of June 30, 2021 that were required to maintain surety bonds.  Liquidity consists of our additional borrowing capacity and cash and cash equivalents.

Fees

Unamortized bank fees and other costs incurred in connection with the initial facility and subsequent amendments totaled $7.9 million as of our amendment in April 2020.  Additional fees of $0.4 million were incurred in May 2021 for a technical amendment related to our entry into the renewable power market.  These costs were deferred and are being amortized over the term of the loan. Unamortized costs as of June 30, 2021, and December 31, 2020, were $5.3 million and $6.1 million, respectively.

Bank debt, less debt issuance costs, is presented below (in thousands):

	June 30,	December 31,
	2021	2020
Current bank debt	$33,075	$36,750
Less unamortized debt issuance cost	(2,627)	(2,439)
Net current portion	$30,448	$34,311

Long-term bank debt	$97,038	$100,988
Less unamortized debt issuance cost	(2,660)	(3,681)
Net long-term portion	$94,378	$97,307

Total bank debt	$130,113	$137,738
Less total unamortized debt issuance cost	(5,287)	(6,120)
Net bank debt	$124,826	$131,618

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

As of June 30, 2021, our Leverage Ratio of 2.76 was in compliance with the requirements of the credit agreement.

The credit facility also requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA / annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.05 to 1.00 through December 31, 2021, at which time it increases to 1.25 to 1.00 through the maturity of the credit facility.

As of June 30, 2021, our Debt Service Coverage Ratio of 1.06 was in compliance with the requirements of the credit agreement.

Interest Rate

The interest rate on the facility ranges from LIBOR plus 2.75% to LIBOR plus 4.00%, depending on our Leverage Ratio, with a LIBOR floor of 0.50%.  We entered into swap agreements to fix the LIBOR component of the interest rate at 2.92% on the entire amount of the declining term loan balance and on $53 million of the revolver. At June 30, 2021, we are paying LIBOR at the swap rate of 2.92% plus 4.0% for a total interest rate of 6.92% on the hedged amount ($102.3 million) and 4.0% on the remainder ($27.8 million).

Paycheck Protection Program

As previously reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2020, we entered into a Paycheck Protection Program Promissory Note and Agreement on April 15, 2020, evidencing an unsecured $10 million loan (the “PPP Loan”) under the Paycheck Protection Program (or “PPP”) made through First Financial Bank, N.A., (the "Lender"). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”).

Under the terms of the CARES Act, PPP loan recipients can apply for forgiveness. The SBA can grant forgiveness of all or a portion of loans made under the PPP if the recipients use the PPP loan proceeds for eligible purposes, including payroll costs, mortgage interest, rent or utility costs and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. The Company used the PPP Loan proceeds for qualifying expenses and applied for the forgiveness of the PPP Loan in accordance with the terms of the CARES Act.

On July 23, 2021, we received a notification from the Lender that the SBA approved our PPP Loan forgiveness application for the entire PPP Loan balance of $10 million, together with interest accrued thereon. The Lender notified us that the forgiveness payment was received on July 26, 2021.  The forgiveness of the PPP Loan will be recognized during the Company’s third fiscal quarter ending September 30, 2021.

The SBA retains the right to review the Company's loan file for a period subsequent to the date the loan is forgiven, with the potential for the SBA to pursue legal remedies at its discretion.

At June 30, 2021, and December 31, 2020, the PPP loan totaling $10 million is presented as current and long-term liabilities on the condensed consolidated balance sheets based upon the schedule of repayments and excluding any possible forgiveness of the loan.

(6)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (in thousands)

	June 30,	December 31,
	2021	2020
Accounts payable	$16,983	$14,785
Accrued property taxes	2,582	2,566
Accrued payroll	3,039	1,621
Workers' compensation reserve	3,059	2,988
Group health insurance	1,800	1,800
Fair value of interest rate swaps	2,278	2,793
Other	7,053	4,856
Total accounts payable and accrued liabilities	$36,794	$31,409

(7)	REVENUE

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

Our revenue is derived from sales to customers of coal produced at our facilities. Our customers typically purchase coal directly from our mine sites or our Princeton Loop, where the sale occurs and where title, risk of loss, and control pass to the customer at that point. Our customers arrange for and bear the costs of transporting their coal from our mines to their plants or other specified discharge points. Our customers are typically domestic utility companies. Our coal sales agreements with our customers are fixed-priced, fixed-volume supply contracts, or include a pre-determined escalation in price for each year. Price re-opener and index provisions may allow either party to commence a renegotiation of the contract price at a pre-determined time. Price re-opener provisions may automatically set a new price based on prevailing market price or, in some instances, require us to negotiate a new price, sometimes within specified ranges of prices. The terms of our coal sales agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of these contracts vary by customer.

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

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. 73% and 75% of our coal revenue for the three and six months ended June 30, 2021, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida, Georgia, and North Carolina.  73% and 75% of our coal revenue for the three and six months ended June 30, 2020, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida, Georgia, North Carolina, and Tennessee.

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

We have remaining performance obligations relating to fixed priced contracts of approximately $408 million, which represent the average fixed prices on our committed contracts as of June 30, 2021. We expect to recognize approximately 74% of this revenue in 2021 and 2022, with the remainder recognized thereafter.

We have remaining performance obligations relating to contracts with price re-openers of approximately $237 million, which represents our estimate of the expected re-opener price on committed contracts as of June 30, 2021. We expect to recognize all of this revenue between 2022 and 2027.

The tons used to determine the remaining performance obligations are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such option exists in the customer contract.

Contract Balances

Under ASC 606, the timing of when a performance obligation is satisfied can affect the presentation of accounts receivable, contract assets, and contract liabilities. The main distinction between accounts receivable and contract assets is whether consideration is conditional on something other than the passage of time. A receivable is an entity’s right to consideration that is unconditional. Under the typical payment terms of our contracts with customers, the customer pays us a base price for the coal, increased or decreased for any quality adjustments. Amounts billed and due are recorded as trade accounts receivable and included in accounts receivable in our condensed consolidated balance sheets. We do not currently have any contracts in place where we would transfer coal in advance of knowing the final price of the coal sold, and thus do not have any contract assets recorded. Contract liabilities arise when consideration is received in advance of performance. This deferred revenue is included in accounts payable and accrued liabilities in our condensed consolidated balance sheets when consideration is received, and revenue is not recognized until the performance obligation is satisfied. We are rarely paid in advance of performance, and do not currently have any deferred revenue recorded in our condensed consolidated balance sheets.

(8)	INCOME TAXES

For the six months ended June 30, 2021, the Company utilized a discrete period method to calculate taxes, as it does not believe the annual effective tax rate method represents a reliable estimate.  Our effective tax rate for the six months ended June 30, 2021 and 2020 was ~25% and ~45%, respectively. Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

(9)	STOCK COMPENSATION PLANS

Non-vested grants at December 31, 2020	324,250
Vested – average weighted share price on vesting date was $1.63	(3,500)
Forfeited	(9,000)
Non-vested grants at June 30, 2021	311,750

For the three and six months ended June 30, 2021, our stock compensation was $0.3 million and $0.6 million, respectively.  For the three and six months ended June 30, 2020 , our stock compensation was $0.3 million and $0.6 million, respectively.

Non-vested RSU grants will vest as follows:

Vesting Year	RSUs Vesting
2021	301,750
2022	—
2023	10,000
311,750

The outstanding RSUs have a value of $0.8 million based on the June 30, 2021, closing stock price of $2.70.

At June 30, 2021 we had 1,444,916 RSUs available for future issuance.

(10)	LEASES

We have operating leases for office space and processing facilities (expired in 2020) with remaining lease terms ranging from approximately two years to approximately three years. As most of the leases do not provide an implicit rate, we calculated the right-of-use assets and lease liabilities using our secured incremental borrowing rate at the lease commencement date. We currently do not have any finance leases outstanding.

Information related to leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease information:
Operating cash outflows from operating leases	$50	$47	$97	$134
Weighted average remaining lease term in years	2.69	3.67	2.69	3.67
Weighted average discount rate	6.0%	6.0%	6.0%	6.0%

Future minimum lease payments under non-cancellable leases as of June 30, 2021 were as follows:

Year	Amount
(In thousands)
2021	$102
2022	206
2023	173
2024	60
Total minimum lease payments	$541
Less imputed interest	(27)

Total operating lease liability	$514

As reflected on balance sheet:
Other long-term liabilities	$514

At June 30, 2021, and December 31, 2020, we had approximately $514,000 and $602,000, respectively, of right-of-use operating lease assets recorded within “buildings and equipment” on the condensed consolidated balance sheets.

(11)	SELF-INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among seven mining units dispersed over ten miles. The historical cost of such equipment was approximately $275 million and $269 million as of June 30, 2021, and December 31, 2020, respectively.

Restricted cash of $3.5 million and $4.0 million as of June 30, 2021, and December 31, 2020, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(12)	NET INCOME (LOSS) PER SHARE

We compute net income (loss) per share using the two-class method, which is an allocation formula that determines net loss per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table (in thousands, except per share amounts) sets forth the computation of net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(2,964)	$254	$(3,996)	$(3,406)
Less loss (income) allocated to RSUs	30	(4)	41	56
Net income (loss) allocated to common shareholders	$(2,934)	$250	$(3,955)	$(3,350)

(13)	FAIR VALUE MEASUREMENTS

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

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our Level 3 instruments are comprised of fuel hedges and interest rate swaps, and impairment measurements.  The fair values of our hedges and swaps were estimated using discounted cash flow calculations based upon forward fuel prices and interest-rate yield curves.  The notional values of our two interest rate swaps were $53 million and $50 million as of June 30, 2021, both with maturities of May 2022.  Fuel hedges include 0.5 million gallons of diesel fuel that are subject to pricing fluctuations with a minimum of $1.79/gallon and a maximum of $2.00/gallon through December 2021.  Although we utilize third-party broker quotes to assess the reasonableness of our prices and valuation, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.  The Company also recorded impairments during Q3 2020 which incorporate Level 3 non-recurring fair value measures as further discussed in Note 2.

The following table summarizes our financial assets and liabilities measured on a recurring basis at fair value at June 30, 2021 and December 31, 2020 by the respective level of the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2020
Liabilities:
Fuel hedge	$—	$—	$297	$297
Interest rate swaps	—	—	3,893	3,893
	$—	$—	$4,190	$4,190

June 30, 2021
Assets:
Fuel hedge	$—	$—	$81	$81

Liabilities:
Interest rate swaps	$—	$—	$2,278	$2,278

The table below highlights the change in fair value of the fuel hedges and interest rate swaps which are based on a discounted future cash flow model (in thousands):

Ending balance, December 31, 2020	$(4,190)
Change in estimated fair value	1,993
Ending balance, June 30, 2021*	$(2,197)

*Recorded in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.

(14)	EQUITY METHOD INVESTMENTS

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for oil, gas, and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our condensed consolidated balance sheets as of June 30, 2021, and December 31, 2020, was $3.2 million and $3.2 million, respectively.

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

In  February 2018, a Yorktown company associated with one of our directors also invested $4 million in Hourglass in return for a royalty interest in Hourglass. This investment, coupled with our $4 million investment, brings the initial capitalization of Hourglass to $8 million. We report the royalty interest as a redeemable noncontrolling interest in the consolidated balance sheets. A representative of the Yorktown company holds a seat on the board of managers, and, with a change of control, the Yorktown company  may be entitled to receive a portion of the net proceeds realized, as prescribed in the Hourglass operating agreement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hallador Energy Company

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Hallador Energy Company (the "Company") as of June 30, 2021, the related condensed consolidated statements of operations, cash flows, and stockholders’ equity for the three and six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 9, 2021

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

As vaccines for COVID-19 continue to become readily available, we intend to continue encouraging our workforce to get vaccinated, and we are hopeful that the case rate of our employees will continue to decline, and economic activity in general will continue to accelerate.

OVERVIEW

Below are highlights for the quarter and first six months of 2021:

I.	Q2 2021 Net Loss of $3.0 million, Adjusted EBITDA (a non-GAAP financial measure) of $11.3 million

a.

Sales:  During Q2 2021, shipments improved to a 5.6 million ton annualized pace from a 4.7 million ton annualized pace in Q1 2021.  We expect shipments in the last half of 2021 to run at an ~7.0 million ton annualized pace.

i.	Coal inventory has increased by ~$7.7 million during the first half of the year as a result of the shipment delays and planned inventory build for the robust last half of the year we are expecting.

b.	Production: Q2 production costs were $30.20 per ton, which represents a $1.32 per ton increase over Q1 2021 and $1.26 per ton increase over Q2 2020. We slowed production during the early parts of Q2 until demand began to show strength later in the quarter.

c.

Cash Flow & Debt:  During Q2, we generated $9.9 million in operating cash flow and paid down our bank debt by $5.9 million.  We expect our operating cash flow to improve in the last half of the year as we begin much higher shipping volumes which will ultimately reduce our inventory levels.

i.	As of June 30, 2021, our bank debt was $130.1 million, bringing our liquidity to $26.5 million resulting in a leverage ratio of 2.76X, well within our covenant of 3.25X.

Reconciliation of GAAP “net income (loss)” to non-GAAP “adjusted EBITDA” (in thousands), the most comparable GAAP financial measure.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$(2,964)	$254	$(3,996)	$(3,406)
Income tax expense (benefit)	397	(618)	(1,332)	(2,794)
Loss from Hourglass Sands	24	63	104	141
Income from equity method investments	(63)	(1,231)	(63)	(1,286)
Depreciation, depletion and amortization	9,715	10,215	20,022	20,838
Asset retirement obligations accretion	373	343	736	676
Gain on marketable securities	—	—	—	(14)
Interest expense	2,182	2,834	4,080	8,548
Other amortization	1,490	1,396	2,979	2,822
Change in fair value of fuel hedges	(140)	(398)	(379)	913
Stock-based compensation	285	317	567	636
Adjusted EBITDA	$11,299	$13,175	$22,718	$27,074

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

II.	Solid Sales Position Through 2022

	Contracted	Estimated
	tons	Priced
Year	(millions)*	per ton
2021 (Q3 - Q4)	3.6	39.00
2022	5.1	39.25
	8.7

___________

* Contracted tons are subject to adjustment due to the exercise of customer options to either take additional tons or reduce tonnage if such options exist in the customer contract.

III.	Signs of Improvement for the Coal Market

a.	Gas prices have dramatically increased

i.	Nymex gas prices (a competitor to coal) averaged $1.99 in 2020, the lowest average in over two decades.

1.	As of April 27, 2021, the 12-month Nymex gas prices averaged $3.01.

2.	As of August 2, 2021, the 12-month Nymex gas strip had further improved to $3.70.

b.	Coal export prices have increased rapidly

i.	As of April 27, 2021, API 4 (Asia) for Q3 2021 was ~$86/tonne for 2021.

1.	By August 2, 2021, balance of the year shipments improved to ~$130/tonne.

ii.	As of April 27, 2021, API 2 (Europe) for Q3 2021 was ~$74/tonne for 2021.

2.	By August 2, 2021, balance of the year shipments improved to ~$130/tonne.

IV.	Entry into Renewable Generation

a.

On June 1, 2021, we announced we will join with Hoosier Energy Rural Electric Cooperative, Inc. to develop up to 1000 megawatts (MW) of renewable power.  The new generation will be located near the Merom Coal Generation Station in Sullivan, IN which Hoosier Energy expects to retire in May 2023.

The plan calls for Hallador to develop approximately 200MW of energy from solar and battery storage through power purchase agreements with Hoosier Energy in 2025.  Hallador will seek other customers to develop the remaining generation capacity at the Merom interconnection site.

We are excited by the opportunities this platform provides to aid our customers as they transition to renewable power and for Hallador to make investments in the renewable space for decades to come. In the short run, there will be little financial activity from this platform until the Merom Coal Generation Station retires which is not expected until 2023.

LONG-LIVED ASSET IMPAIRMENT REVIEW

See Note 2 to our condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

I.	Cash Provided by Operations

a.	As set forth in our condensed consolidated statements of cash flows, cash provided by operations was $12.9 million and $17.2 million for the six months ended June 30, 2021 and 2020, respectively.

i.	Operating margins from coal decreased during the first six months of 2021 by $3.9 million when compared to the first six months of 2020.

1.	Our operating margins were $9.39 per ton in the first six months of 2021 compared to $10.13 in the first six months of 2020.

2.

We experienced lower demand in the first six months of 2021, resulting in sales of 2.6 million tons compared to sales in the first six months of 2020 of 2.8 million tons.  We anticipate shipments of 3.6 million tons in the last half of 2021.

ii.	The combination of the lower margins and changes in working capital items contributed substantially to our decrease in cash from operations compared to 2020.

b.	Our projected capex budget for the remainder of 2021 is $12 million, of which approximately $6.0 million is for maintenance capex.

c.

Cash provided by operations for the remainder of the year is expected to fund our maintenance capital expenditures and debt service, especially as we begin to reduce coal inventories and as our sales increase throughout the balance of 2021.

d.

As we continue to monitor the effects of COVID-19, we continue to proactively manage costs and capital expenditures to ensure adequate liquidity until there is more of a sense of economic certainty in the markets in which we operate.

II.	Material Off-Balance Sheet Arrangements

a.

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. In the event we are not able to perform reclamation, which is presented as asset retirement obligations (ARO) in our accompanying condensed consolidated balance sheets, we have surety bonds totaling $25 million to pay for ARO.

CAPITAL EXPENDITURES (capex)

For the first six months of 2021, capex was $10.8 million allocated as follows (in millions):

Oaktown – maintenance capex	$3.4
Oaktown – investment	7.3
Other	0.1
Capex per the Condensed Consolidated Statements of Cash Flows	$10.8

Quarterly coal sales and cost data (in thousands, except per ton and percentage data) are provided below. Per ton calculations below are based on tons sold.

All Mines	3rd 2020	4th 2020	1st 2021	2nd 2021	T4Qs
Tons produced	1,234	1,233	1,592	1,292	5,351
Tons sold	1,585	1,613	1,174	1,403	5,775
Coal sales	$64,754	$64,925	$45,879	$54,600	$230,158
Average price/ton	$40.85	$40.25	$39.08	$38.92	$39.85
Wash plant recovery in %	71%	68%	74%	69%
Operating costs	$46,444	$54,640	$33,907	$42,364	$177,355
Average cost/ton	$29.30	$33.87	$28.88	$30.20	$30.71
Margin	$18,310	$10,285	$11,972	$12,236	$52,803
Margin/ton	$11.55	$6.38	$10.20	$8.72	$9.14
Capex	$3,995	$6,661	$5,720	$5,117	$21,493
Maintenance capex	$1,365	$2,342	$2,343	$1,049	$7,099
Maintenance capex/ton	$0.86	$1.45	$2.00	$0.75	$1.23

All Mines	3rd 2019	4th 2019	1st 2020	2nd 2020	T4Qs
Tons produced	1,891	2,122	1,701	1,468	7,182
Tons sold	2,118	2,015	1,526	1,244	6,903
Coal sales	$82,883	$78,205	$61,932	$50,473	$273,493
Average price/ton	$39.13	$38.81	$40.58	$40.57	$39.62
Wash plant recovery in %	70%	74%	74%	76%
Operating costs	$71,372	$60,082	$48,334	$36,001	$215,789
Average cost/ton	$33.70	$29.82	$31.67	$28.94	$31.26
Margin	$11,511	$18,123	$13,598	$14,472	$57,704
Margin/ton	$5.43	$8.99	$8.91	$11.63	$8.36
Capex	$8,981	$8,264	$5,999	$4,006	$27,250
Maintenance capex	$5,537	$4,115	$3,470	$2,578	$15,700
Maintenance capex/ton	$2.61	$2.04	$2.27	$2.07	$2.27

2021 vs. 2020 (first six months)

For the first six months of 2021, we sold 2,577,000 tons at an average price of $38.99 per ton. For the first six months of 2020, we sold 2,770,000 tons at an average price of $40.58 per ton. The decrease in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts.  We began 2021 with lower tons contracted than we had going into 2020.  We also have experienced shipment delays during the first half of 2021.  We expect to sell 3.6 million tons in the last half of 2021.

Operating costs for all coal mines averaged $29.60 per ton and $30.45 per ton for six months ended June 30, 2021 and 2020, respectively. Oaktown costs over that same period were $27.55 and $28.55, respectively.  Our operating costs for the first six months are within our prior guidance of $29-$30 per ton. For the remainder of 2021, we continue to expect operating costs to be $29-$30 per ton. We expect operating costs associated with the idled Prosperity mine to be $0.6 million for the remainder of 2021. Prosperity operating costs were $0.6 million during the six months ended June 30, 2021.

Other revenues increased $0.9 million during the first six months of 2021 when compared to 2020.  The increase is primarily the result of storage income for coal that we were holding for customers and scrap sales.

SG&A expenses increased $0.5 million during the first six months of 2021 when compared to 2020.  The increase is primarily the result of additional legal fees incurred in connection with various development projects we are exploring.  We expect SG&A for the remainder of 2021 to be $6 - $7 million.

Interest expense decreased approximately $4.5 million in the first six months of 2021 when compared to 2020. The change in estimated fair value of our interest rate swap agreement resulted in a reduction in non-cash expense of $3.6 million in 2021 when compared to 2020. The remaining decrease of $0.9 million is a result of our declining bank debt balance.

Our Sunrise Coal employees and contractors totaled 716 at June 30, 2021, compared to 677 at June 30, 2020.

2021 v. 2020 (second quarter)

For the second quarter 2021, we sold 1,403,000 tons at an average price of $38.92 per ton.  For the second quarter 2020 we sold 1,244,000 tons at an average price of $40.57 per ton.  The decrease in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts.

Operating costs for all coal mines averaged $30.20 per ton in 2021 and $28.94 per ton in 2020. Oaktown costs over that same period were $27.85 and $27.68, respectively. Our operating costs for the quarter are slightly higher than our prior guidance of $29-$30/ton, but we expect the costs to fall below $30 for the remainder of the year.

SG&A expenses increased $0.7 million during the second quarter of  2021 when compared to 2020.  The increase is primarily the result of additional legal fees incurred in connection with various development projects we are exploring.

Interest expense decreased approximately $0.7 million in the second quarter of 2021 when compared to 2020 due primarily to our declining bank debt balance.

EARNINGS (LOSS) PER SHARE

	3rd 2020	4th 2020	1st 2021	2nd 2021
Basic and diluted	$0.06	$(0.15)	$(0.03)	$(0.10)

	3rd 2019	4th 2019	1st 2020	2nd 2020
Basic and diluted	$(0.12)	$(1.95)	$(0.12)	$0.01

INCOME TAXES

Our effective tax rate (ETR) is estimated at ~25% and ~45% for the six months ended June 30, 2021 and 2020, respectively.  For the six months ended June 30, 2021, the Company utilized a discrete period method to calculate taxes, as it does not believe the annual effective tax rate method represents a reliable estimate.  Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

GOVERNMENT IMPOSITION REIMBURSEMENTS

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by Mine Safety and Health Administration (MSHA) or other government agencies. After applying the provisions of ASU 2014-09, as of June 30, 2021, we do not consider unreimbursed costs from our customers related to these compliance matters to be material and have constrained such amounts and will recognize them when they can be estimated with reasonable certainty.

RESTRICTED STOCK GRANTS

See “Item 1. Financial Statements - Note 9. Stock Compensation Plans” for a discussion of RSUs.

CRITICAL ACCOUNTING ESTIMATES

We believe that the estimates of our coal reserves, our interest rate swaps, our deferred tax accounts, our valuation of inventory, and the estimates used in our impairment analysis are our critical accounting estimates.

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

Inventory is valued at lower of average cost or net realizable value (NRV).  Anticipated utilization of  low sulfur, higher cost coal from our Ace in the Hole mine has the potential to create NRV adjustments as our estimated need changes.

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

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. MINE SAFETY DISCLOSURES

See Exhibit 95 to this Form 10-Q for a listing of our mine safety violations.

ITEM 6.    EXHIBITS

15.1 *	*	Accountants' Acknowledgement – Plante Moran
31.1 *		SOX 302 Certification - President and Chief Executive Officer
31.2 *		SOX 302 Certification - Chief Executive Officer
31.3 *		SOX 302 Certification - Chief Accounting Officer
32*		SOX 906 Certification
95.1*		Mine Safety Disclosures
101.INS*		Inline XBRL Instance Document
101.SCH*		Inline XBRL Schema Document
101.CAL*		Inline XBRL Calculation Linkbase Document.
101.LAB*		Inline XBRL Labels Linkbase Document.
101.PRE*		Inline XBRL Presentation Linkbase Document.
101.DEF*		Inline XBRL Definition Linkbase Document.
104*		Cover Page Interactive Data File (embedded with the Inline XBRL document)
*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: August 9, 2021	/S/ LAWRENCE D. MARTIN
Lawrence D. Martin, CFO

Date: August 9, 2021	/S/ R. TODD DAVIS
R. Todd Davis, CAO