Form 10-Q
period 2021-09-30
HALLADOR ENERGY CO
filed 2021-11-08
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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

As of November 8, 2021, we had 30,612,572 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$4,546	$8,041
Restricted cash	3,249	4,030
Accounts receivable	16,455	14,414
Inventory	11,322	24,663
Parts and supplies	9,821	8,903
Prepaid expenses	3,687	3,282
Total current assets	49,080	63,333
Property, plant and equipment, at cost:
Land and mineral rights	115,859	115,853
Buildings and equipment	361,570	352,115
Mine development	105,855	93,635
Total property, plant and equipment, at cost	583,284	561,603
Less - accumulated depreciation, depletion and amortization	(281,041)	(252,245)
Total property, plant and equipment, net	302,243	309,358
Investment in Sunrise Energy	3,334	3,181
Other assets	8,428	8,258
Total Assets	$363,085	$384,130
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net	$26,773	$34,311
Current portion of PPP note	—	5,490
Accounts payable and accrued liabilities	39,253	31,409
Total current liabilities	66,026	71,210
Long-term liabilities:
Bank debt, net	83,523	97,307
PPP note	—	4,510
Deferred income taxes	133	2,824
Asset retirement obligations	17,212	16,177
Other	2,109	2,842
Total long-term liabilities	102,977	123,660
Total liabilities	169,003	194,870
Redeemable noncontrolling interests	4,000	4,000
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized; 30,613 and 30,610 issued and outstanding, respectively	306	306
Additional paid-in capital	104,231	103,399
Retained earnings	85,545	81,555
Total stockholders’ equity	190,082	185,260
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$363,085	$384,130

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
SALES AND OPERATING REVENUES:
Coal sales	$79,036	$64,754	$179,515	$177,159
Other revenues	786	493	2,640	1,421
Total revenue	79,822	65,247	182,155	178,580
EXPENSES:
Operating expenses	67,792	46,570	144,257	131,204
Depreciation, depletion and amortization	9,842	9,315	29,864	30,159
Asset impairment	—	1,799	—	1,799
Asset retirement obligations accretion	380	348	1,116	1,024
Exploration costs	96	174	313	635
General and administrative	3,067	3,131	9,271	8,787
Total operating expenses	81,177	61,337	184,821	173,608

INCOME (LOSS) FROM OPERATIONS	(1,355)	3,910	(2,666)	4,972

Interest expense (1)	(2,108)	(2,329)	(6,188)	(10,877)
Gain on extinguishment of debt	10,000	—	10,000	—
Equity method investment income (loss)	90	(119)	153	1,167
INCOME (LOSS) BEFORE INCOME TAXES	6,627	1,462	1,299	(4,738)

INCOME TAX BENEFIT:
Current	—	(74)	—	(598)
Deferred	(1,359)	(387)	(2,691)	(2,657)
Total income tax benefit	(1,359)	(461)	(2,691)	(3,255)

NET INCOME (LOSS)	$7,986	$1,923	$3,990	$(1,483)

NET INCOME (LOSS) PER SHARE:
Basic and diluted	$0.26	$0.06	$0.13	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	30,613	30,465	30,612	30,436

(1) Interest Expense:
Bank interest	2,167	2,714	6,610	8,210
Non-cash interest:
Change in interest rate swap valuation	(716)	(995)	(2,330)	981
Amortization of debt issuance costs	657	610	1,908	1,686
Total non-cash interest	(59)	(385)	(422)	2,667
Total interest	$2,108	$2,329	$6,188	$10,877

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$3,990	$(1,483)
Deferred income taxes	(2,691)	(2,657)
Equity income – Sunrise Energy	(153)	(1,167)
Cash distribution - Sunrise Energy	—	1,125
Depreciation, depletion, and amortization	29,864	30,159
Asset impairment	—	1,799
Gain on extinguishment of debt	(10,000)	—
Loss on sale of assets	—	38
Unrealized gain on marketable securities	—	(14)
Change in fair value of interest rate swaps	(2,330)	981
Change in fair value of fuel hedge	(379)	775
Amortization of debt issuance costs	1,908	1,686
Asset retirement obligations accretion	1,116	1,024
Stock-based compensation	834	927
Change in current assets and liabilities:
Accounts receivable	(2,041)	9,742
Inventory	13,341	(9,247)
Parts and supplies	(918)	2,603
Prepaid income taxes	—	1,562
Prepaid expenses	(4,631)	1,744
Accounts payable and accrued liabilities	8,960	(5,488)
Other	161	—
Cash provided by operating activities	37,031	34,109
INVESTING ACTIVITIES:
Investment in Sunrise Energy	—	(113)
Capital expenditures	(18,075)	(13,991)
Proceeds from sale of equipment	—	56
Proceeds from sale of marketable securities	—	2,310
Proceeds from maturities of certificates of deposit	—	245
Cash used in investing activities	(18,075)	(11,493)
FINANCING ACTIVITIES:
Payments on bank debt	(37,062)	(40,475)
Borrowings of bank debt	14,250	7,250
Proceeds from PPP loan	—	10,000
Debt issuance costs	(418)	(1,903)
Taxes paid on vesting of RSUs	(2)	(18)
Dividends paid	—	(1,236)
Cash used in financing activities	(23,232)	(26,382)
Decrease in cash, cash equivalents, and restricted cash	(4,276)	(3,766)
Cash, cash equivalents, and restricted cash, beginning of period	12,071	13,311
Cash, cash equivalents, and restricted cash, end of period	$7,795	$9,545
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CONSIST OF THE FOLLOWING:
Cash and cash equivalents	$4,546	$5,302
Restricted cash	3,249	4,243
	$7,795	$9,545

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,728	$8,246
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Change in capital expenditures included in accounts payable and prepaid expense	$5,782	$968

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, June 30, 2021	30,613	$306	$103,964	$77,559	$181,829
Stock-based compensation	—	—	267	—	267
Net income	—	—	—	7,986	7,986
Balance, September 30, 2021	30,613	$306	$104,231	$85,545	$190,082

Balance, December 31, 2020	30,610	$306	$103,399	$81,555	$185,260
Stock-based compensation	—	—	834	—	834
Stock issued on vesting of RSUs	4	—	—	—	—
Taxes paid on vesting of RSUs	(1)	—	(2)	—	(2)
Net income	—	—	—	3,990	3,990
Balance, September 30, 2021	30,613	$306	$104,231	$85,545	$190,082

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, June 30, 2020	30,465	$305	$102,833	$84,369	$187,507
Stock-based compensation	—	—	291	—	291
Stock issued on vesting of RSUs	2	—	—	—	—
Taxes paid on vesting of RSUs	(1)	—	(1)	—	(1)
Net income	—	—	—	1,923	1,923
Balance, September 30, 2020	30,466	$305	$103,123	$86,292	$189,720

Balance, December 31, 2019	30,420	$304	$102,215	$89,011	$191,530
Stock-based compensation	—	—	927	—	927
Stock issued on vesting of RSUs	72	1	(1)	—	—
Taxes paid on vesting of RSUs	(26)	—	(18)	—	(18)
Dividends	—	—	—	(1,236)	(1,236)
Net loss	—	—	—	(1,483)	(1,483)
Balance, September 30, 2020	30,466	$305	$103,123	$86,292	$189,720

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

The results of operations and cash flows for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2021.  To maintain consistency and comparability, certain 2020 amounts have been reclassified to conform to the 2021 presentation, with no impact to cash provided by operating activities or net income (loss).

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

Subsequent Events

We have evaluated all subsequent events through the date the financial statements were issued.  There are no material recognized or non-recognizable subsequent events.

(2)	LONG-LIVED ASSET IMPAIRMENTS

Long-lived assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable.  For the three and nine-month periods ended September 30, 2021, there were no impairment charges recorded for long-lived assets.

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

Inventory is valued at lower of average cost or net realizable value (NRV).  As of September 30, 2021, and December 31, 2020, coal inventory includes NRV adjustments of $2.7 million and $1.6 million, respectively, a majority of which resulted from utilizing low sulfur coal from our Ace in the Hole mine which was necessary to blend with Oaktown coal to ship to and create additional opportunities in the southeast market.

(4)	OTHER LONG-TERM ASSETS (in thousands)

	September 30,	December 31,
	2021	2020
Advanced coal royalties	$6,705	$6,449
Other	1,723	1,809
Total other assets	$8,428	$8,258

(5)	BANK DEBT

Bank debt is comprised of term debt ($40.4 million as of September 30, 2021) and a $120 million revolver ($74.5 million borrowed as of September 30, 2021).  The term debt amortization concludes with the final payment in March 2023.  The revolver matures in September 2023.  Our debt is recorded at amortized cost, which approximates fair value due to the variable interest rates in the agreement and is collateralized primarily by our assets.

Liquidity

As of September 30, 2021, we had additional borrowing capacity of $37.1 million and total liquidity of $41.7 million.  Our additional borrowing capacity is net of $5.7 million in outstanding letters of credit as of September 30, 2021, that were required to maintain surety bonds.  Liquidity consists of our additional borrowing capacity and cash and cash equivalents.

Fees

Unamortized bank fees and other costs incurred in connection with the initial facility and subsequent amendments totaled $7.9 million as of our amendment in April 2020.  Additional fees of $0.4 million were incurred in May 2021 for a technical amendment related to our entry into the renewable power market.  These costs were deferred and are being amortized over the term of the loan. Unamortized costs as of September 30, 2021, and December 31, 2020, were $4.6 million and $6.1 million, respectively.

Bank debt, less debt issuance costs, is presented below (in thousands):

	September 30,	December 31,
	2021	2020
Current bank debt	$29,400	$36,750
Less unamortized debt issuance cost	(2,627)	(2,439)
Net current portion	$26,773	$34,311

Long-term bank debt	$85,525	$100,988
Less unamortized debt issuance cost	(2,002)	(3,681)
Net long-term portion	$83,523	$97,307

Total bank debt	$114,925	$137,738
Less total unamortized debt issuance cost	(4,629)	(6,120)
Net bank debt	$110,296	$131,618

Covenants

The credit facility includes a Maximum Leverage Ratio (consolidated funded debt/trailing twelve months adjusted EBITDA), calculated as of the end of each fiscal quarter for the trailing twelve months, not to exceed the amounts below:

Fiscal Periods Ending	Ratio
September 30, 2021 and December 31, 2021	3.00 to 1.00
March 31, 2022 and each fiscal quarter thereafter	2.50 to 1.00

As of September 30, 2021, our Leverage Ratio of 2.29 was in compliance with the requirements of the credit agreement.

The credit facility also requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA / annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.05 to 1.00 through December 31, 2021, at which time it increases to 1.25 to 1.00 through the maturity of the credit facility.

As of September 30, 2021, our Debt Service Coverage Ratio of 1.15 was in compliance with the requirements of the credit agreement.

Interest Rate

The interest rate on the facility ranges from LIBOR plus 2.75% to LIBOR plus 4.00%, depending on our Leverage Ratio, with a LIBOR floor of 0.50%.  We entered into swap agreements to fix the LIBOR component of the interest rate at 2.92% on the entire amount of the declining term loan balance and on $52.7 million of the revolver. At September 30, 2021, we are paying LIBOR at the swap rate of 2.92% plus 4.0% for a total interest rate of 6.92% on the hedged amount ($93.1 million) and 4.0% on the remainder ($21.8 million).

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

Under the terms of the CARES Act, PPP loan recipients can apply for forgiveness. The SBA can grant forgiveness of all or a portion of loans made under the PPP if the recipients use the PPP loan proceeds for eligible purposes, including payroll costs, mortgage interest, rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. The Company used the PPP Loan proceeds for qualifying expenses and applied for the forgiveness of the PPP Loan in accordance with the terms of the CARES Act.

On July 23, 2021, we received a notification from the Lender that the SBA approved our PPP Loan forgiveness application for the entire PPP Loan balance of $10 million, together with interest accrued thereon. The Lender notified us that the forgiveness payment was received on July 26, 2021.  The forgiveness of the PPP Loan is being recognized during the Company’s third fiscal quarter ending September 30, 2021.

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

(6)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (in thousands)

	September 30,	December 31,
	2021	2020
Accounts payable	$20,890	$14,785
Accrued property taxes	2,939	2,566
Accrued payroll	3,918	1,621
Workers' compensation reserve	3,137	2,988
Group health insurance	1,800	1,800
Fair value of interest rate swaps	1,563	2,793
Other	5,006	4,856
Total accounts payable and accrued liabilities	$39,253	$31,409

(7)	REVENUE

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

Coal sales agreements will typically contain coal quality specifications. With coal quality specifications in place, the raw coal sold by us to the customer at the delivery point must be substantially free of magnetic material and other foreign material impurities and crushed to a maximum size as set forth in the respective coal sales agreement. Price adjustments are made and billed in the month the coal sale was recognized based on quality standards that are specified in the coal sales agreement, such as Btu factor, moisture, ash, and sulfur content, and can result in either increases or decreases in the value of the coal shipped.

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. 67% and 72% of our coal revenue for the three and nine months ended September 30, 2021, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida, Georgia, and North Carolina.  75% of our coal revenue for the three and nine months ended September 30, 2020, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida, Georgia, North Carolina, and Tennessee.

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

We have remaining performance obligations relating to fixed-priced contracts of approximately $573 million, which represent the average fixed prices on our committed contracts as of September 30, 2021. We expect to recognize approximately 57% of this revenue in 2021 and 2022, with the remainder recognized thereafter.

We have remaining performance obligations relating to contracts with price re-openers of approximately $122 million, which represents our estimate of the expected re-opener price on committed contracts as of September 30, 2021. We expect to recognize all of this revenue between 2025 and 2027.

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

For the nine months ended September 30, 2021, and 2020, with the exception of removing the forgiveness of the PPP note as a discrete item,  the Company recorded income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items and statutory rates in states in which we operate. The effective tax rate for the three and nine months ended September 30, 2021, and 2020 was ~31% and ~69%, respectively. Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

(9)	STOCK COMPENSATION PLANS

Non-vested grants at December 31, 2020	324,250
Vested – average weighted share price on vesting date was $1.63	(3,500)
Forfeited	(12,500)
Non-vested grants at September 30, 2021	308,250

For the three and nine months ended September 30, 2021, our stock compensation was $0.3 million and $0.8 million, respectively.  For the three and nine months ended September 30, 2021, our stock compensation was $0.3 million and $0.9 million, respectively.

Non-vested RSU grants will vest as follows:

Vesting Year	RSUs Vesting
2021	298,250
2022	—
2023	10,000
308,250

The outstanding RSUs have a value of $0.9 million based on the September 30, 2021, closing stock price of $2.96.

At September 30, 2021, we had 1,448,416 RSUs available for future issuance.

(10)	LEASES

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

Information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease information:
Operating cash outflows from operating leases	$51	$50	$148	$184
Weighted average remaining lease term in years	2.45	3.43	2.45	3.43
Weighted average discount rate	6.0%	6.0%	6.0%	6.0%

Future minimum lease payments under non-cancellable leases as of September 30, 2021, were as follows:

Year	Amount
(In thousands)
2021	$51
2022	207
2023	174
2024	59
Total minimum lease payments	$491
Less imputed interest	(20)

Total operating lease liability	$471

As reflected on balance sheet:
Other long-term liabilities	$471

At September 30, 2021, and December 31, 2020, we had approximately $471,000 and $602,000, respectively, of right-of-use operating lease assets recorded within “buildings and equipment” on the condensed consolidated balance sheets.

(11)	SELF-INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among seven mining units dispersed over ten miles. The historical cost of such equipment was approximately $278 million and $269 million as of September 30, 2021, and December 31, 2020, respectively.

Restricted cash of $3.2 million and $4.0 million as of September 30, 2021, and December 31, 2020, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(12)	NET INCOME (LOSS) PER SHARE

We compute net income (loss) per share using the two-class method, which is an allocation formula that determines net income (loss) per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table (in thousands, except per share amounts) sets forth the computation of net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$7,986	$1,923	$3,990	$(1,483)
Less loss (income) allocated to RSUs	(80)	(28)	(40)	23
Net income (loss) allocated to common shareholders	$7,906	$1,895	$3,950	$(1,460)

(13)	FAIR VALUE MEASUREMENTS

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

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our Level 3 instruments are comprised of fuel hedges and interest rate swaps, and impairment measurements.  The fair values of our hedges and swaps were estimated using discounted cash flow calculations based upon forward fuel prices and interest-rate yield curves.  The notional values of our two interest rate swaps were $52.7 million and $40.4 million as of September 30, 2021, both with maturities of May 2022.  Fuel hedges include 0.2 million gallons of diesel fuel that are subject to pricing fluctuations with a minimum of $1.79/gallon and a maximum of $2.00/gallon through December 2021.  Although we utilize third-party broker quotes to assess the reasonableness of our prices and valuation, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.  The Company also recorded impairments during Q3 2020 which incorporate Level 3 non-recurring fair value measures as further discussed in Note 2.

The following table summarizes our financial assets and liabilities measured on a recurring basis at fair value at September 30, 2021, and December 31, 2020, by the respective level of the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2020
Liabilities:
Fuel hedge	$—	$—	$297	$297
Interest rate swaps	—	—	3,893	3,893
	$—	$—	$4,190	$4,190

September 30, 2021
Assets:
Fuel hedge	$—	$—	$82	$82

Liabilities:
Interest rate swaps	$—	$—	$1,563	$1,563

The table below highlights the change in fair value of the fuel hedges and interest rate swaps which are based on a discounted future cash flow model (in thousands):

Ending balance, December 31, 2020	$(4,190)
Change in estimated fair value	2,709
Ending balance, September 30, 2021*	$(1,481)

*Recorded in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.

(14)	EQUITY METHOD INVESTMENTS

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for oil, gas, and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our condensed consolidated balance sheets as of September 30, 2021, and December 31, 2020, was $3.3 million and $3.2 million, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hallador Energy Company

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Hallador Energy Company (the "Company") as of September 30, 2021, the related condensed consolidated statements of operations, cash flows, and stockholders’ equity for the three and nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

November 8, 2021

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

We have instituted many policies and procedures, in alignment with CDC guidelines along with state and local mandates, to protect our employees during the COVID-19 outbreak. We plan to keep these policies and procedures in place, in accordance with CDC, state, and local guidelines, and continually evaluate further enhancements for as long as necessary. We recognize that the COVID-19 outbreak and responses thereto will also impact both our customers and suppliers. As world economies have emerged from both the global pandemic and the power outages in Texas last winter, supplies have become more challenging to secure.  At times we have paid premiums for supplies to ensure no interruptions to our production.

As vaccines for COVID-19 continue to become readily available, we intend to continue encouraging our workforce to get vaccinated, and we are hopeful that the case rate of our employees will continue to decline, and economic activity in general will continue to accelerate.  We continue to offer cash incentives to employees who show proof of vaccination.

OVERVIEW

Below are highlights for the third quarter and first nine months of 2021:

I.	Q3 2021 Net Income of $8.0 million, Adjusted EBITDA (a non-GAAP financial measure) of $20.5 million

a.

Sales:  During Q3 2021, we shipped 2.04 million tons (8.2 million tons annualized versus 5.2 million annualized for the first half of 2021).  Due to contract mix, our average sales price was the lowest of the year at $38.71.

i.	As shipments dramatically increased, coal inventory decreased ~$21.0 million during the quarter.

a.	Coal inventory decreased by 602,000 tons.

b.	We expect coal inventory to decrease by an additional ~300,000 tons during Q4.

ii.	Looking forward to Q4, we expect to ship 1.6 million tons (6.4 million tons annualized) at $41.40/ton (~$2.70 per ton higher average price than Q3).

a.	Looking at full-year 2021, we expect to ship 6.2 million tons, drawdown 600,000 tons of inventory and produce 5.7 million tons. We are in the process of ramping up production as quickly as we can hire and train a workforce with a goal of reaching ~7 million tons of production in 2022.

b.
We are highly confident we can sell these additional tons as coal demand is very high.  We own the equipment we need to produce ~7 million tons, our main focus and limiting factor is hiring and training a workforce capable of meeting our ~7 million tons sales goal in 2022.  We added 96 employees in October and have a goal of adding another 114 employees in the next few months.  Between Q2 2021 and Q1 2022, we expect to increase our workforce by one-third.  These new employees will require training and will take some time before they become fully productive.

iii.	We expect our average sales price for 2022 to be higher than 2021.

b.	Production: Q3 2021 production costs were $33.15 per ton, which represents a $2.95 per ton increase over Q2 2021 and $3.85 per ton increase over Q3 2020. Reasons for the increase are as follows:

i.	The operating face at Oaktown 2 is now 10.5 miles away from the portal, requiring long underground travel times for our workforce. We are finalizing construction of an employee and supply hoist expected to be operational in mid-November which will reduce labor expense.

ii.	We have also experienced supply chain disruption from our vendors causing us to pay premium prices for some of our inputs. We expect these premiums to remain in 2021 and dissipate throughout 2022.

iii.	Ace in the Hole mine is reaching the end of its reserve life and will mine out in November 2021. Ace is responsible for $0.50 of our elevated cost structure in Q3. We expect to open a new pit for Ace in the Hole in 2022.

iv.	We expect our production costs to stay elevated in Q4 and return to normal sometime in 2022 as our hoist becomes operational, supply disruptions dissipate, and Ace in the Hole transitions from an old reserve to a new reserve.

c.

Cash Flow & Debt:  During Q3, we generated $24.1 million in operating cash flow and paid down our bank debt by $15.2 million.  We expect our operating cash flow to continue to be strong in the last three months of the year as higher shipping volumes will continue to reduce our inventory levels.

i.	As of September 30, 2021, our bank debt was $114.9 million, bringing our liquidity to $41.7 million resulting in a leverage ratio of 2.29X, well within our covenant of 3.00X.

ii.	Included in the Q3 net income and adjusted EBITDA is the forgiveness of the entire $10 million of our PPP note that was approved by the SBA in July 2021.

Reconciliation of GAAP “net income (loss)” to non-GAAP “adjusted EBITDA” (in thousands), the most comparable GAAP financial measure.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$7,986	$1,923	$3,990	$(1,483)
Income tax expense (benefit)	(1,359)	(461)	(2,691)	(3,255)
Loss from Hourglass Sands	5	64	109	205
Loss (income) from equity method investments	(90)	119	(153)	(1,167)
Depreciation, depletion and amortization	9,842	9,313	29,864	30,151
Asset impairment	—	1,799	—	1,799
Asset retirement obligations accretion	380	348	1,116	1,024
Loss on disposal of assets	—	38	—	38
Gain on marketable securities	—	—	—	(14)
Interest expense	2,108	2,329	6,188	10,877
Other amortization	1,378	1,452	4,357	4,274
Change in fair value of fuel hedges	(1)	(138)	(380)	775
Stock-based compensation	267	291	834	927
Adjusted EBITDA	$20,516	$17,077	$43,234	$44,151

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

II.	Solid Sales Position Through 2023

	Contracted	Estimated
	tons	price
Year	(millions)*	per ton
2021 (Q4)	1.6	41.40
2022	6.8	39.50
2023	3.8	41.30
	12.2

___________

* Shipments are subject to adjustment within certain coal contracts due to the exercise of customer options to either take additional or fewer tons if such options exist in the customer contract.

**As previously stated, we expect our forward sales volumes and prices to increase soon.

III.	Signs of Improvement for the Coal Market

a.	Gas prices have dramatically increased.

i.	Nymex gas prices (a competitor to coal) averaged $1.99 in 2020, the lowest average in over two decades.

1.	As of April 27, 2021, the 12-month Nymex gas prices averaged $3.01.

2.	As of August 2, 2021, the 12-month Nymex gas strip had further improved to $3.70.

3.	As of November 1, 2021, the 12-month Nymex gas strip further improved to $4.30.

b.	Coal export prices have increased rapidly.

i.	As of April 27, 2021, API 4 (Asia) for Q3 2021 was ~$86/tonne for 2021.

1.	By August 2, 2021, balance of the year shipments improved to ~$130/tonne.

2.	As of October 29, 2021, API 4 (Asia) was priced at $102/tonne for calendar year 2022.

ii.	As of April 27, 2021, API 2 (Europe) for Q3 2021 was ~$74/tonne for 2021.

1.	By August 2, 2021, balance of the year shipments improved to ~$130/tonne.

2.	As of October 29, 2021, API2 (Europe) was priced at $102/tonne for calendar year 2022.

c.	Utility coal inventories for our customers and all U.S. utilities are well below target levels and will take significant time to rebuild.

IV.	Entry into Renewable Generation

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

a.

As set forth in our condensed consolidated statements of cash flows, cash provided by operations was $37.0 million and $34.1 million for the nine months ended September 30, 2021 and 2020, respectively.

i.	Operating margins from coal decreased during the first nine months of 2021 by $10.8 million when compared to the first nine months of 2020.

1.

Our operating margins were $7.70 per ton in the first nine months of 2021 compared to $10.65 in the first nine months of 2020 as a result of lower contracted sales prices and increasing operating costs.

2.	Demand has increased and we are now ahead of the 2020 pace and expect to finish 2021 with 6.2 million tons sold with a slightly higher price on the remaining tons due to new contracts recently signed.

ii.

The combination of the changes in working capital items, specifically the reduction in inventory, offset by lower margins were the major contributing factors to our increase in cash flow from operations compared to 2020.

b.	Our projected capex budget for the remainder of 2021 is $5 million, of which approximately $2.5 million is for maintenance capex.

c.	Cash provided by operations for the remainder of the year is expected to fund our maintenance capital expenditures and debt service.

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

CAPITAL EXPENDITURES (capex)

For the first nine months of 2021, capex was $18.1 million allocated as follows (in millions):

Oaktown – maintenance capex	$5.7
Oaktown – investment	12.3
Other	0.1
Capex per the Condensed Consolidated Statements of Cash Flows	$18.1

Quarterly coal sales and cost data (in thousands, except per ton and percentage data) are provided below. Per ton calculations below are based on tons sold.

All Mines	4th 2020	1st 2021	2nd 2021	3rd 2021	T4Qs
Tons produced	1,233	1,592	1,292	1,440	5,557
Tons sold	1,613	1,174	1,403	2,042	6,232
Coal sales	$64,925	$45,879	$54,600	$79,036	$244,440
Average price/ton	$40.25	$39.08	$38.92	$38.71	$39.22
Wash plant recovery in %	68%	74%	69%	73%
Operating costs	$54,640	$33,907	$42,364	$67,694	$198,605
Average cost/ton	$33.87	$28.88	$30.20	$33.15	$31.87
Margin	$10,285	$11,972	$12,236	$11,342	$45,835
Margin/ton	$6.38	$10.20	$8.72	$5.55	$7.35
Capex	$6,661	$5,720	$5,117	$7,238	$24,736
Maintenance capex	$2,342	$2,343	$1,049	$2,324	$8,058
Maintenance capex/ton	$1.45	$2.00	$0.75	$1.14	$1.29

All Mines	4th 2019	1st 2020	2nd 2020	3rd 2020	T4Qs
Tons produced	2,122	1,701	1,468	1,234	6,525
Tons sold	2,015	1,526	1,244	1,585	6,370
Coal sales	$78,205	$61,932	$50,473	$64,754	$255,364
Average price/ton	$38.81	$40.58	$40.57	$40.85	$40.09
Wash plant recovery in %	74%	74%	76%	71%
Operating costs	$60,082	$48,334	$36,001	$46,444	$190,861
Average cost/ton	$29.82	$31.67	$28.94	$29.30	$29.96
Margin	$18,123	$13,598	$14,472	$18,310	$64,503
Margin/ton	$8.99	$8.91	$11.63	$11.55	$10.13
Capex	$8,264	$5,999	$4,006	$3,995	$22,264
Maintenance capex	$4,115	$3,470	$2,578	$1,365	$11,528
Maintenance capex/ton	$2.04	$2.27	$2.07	$0.86	$1.81

2021 vs. 2020 (first nine months)

For the first nine months of 2021, we sold 4,619,000 tons at an average price of $38.86 per ton. For the first nine months of 2020, we sold 4,355,000 tons at an average price of $40.68 per ton. The decrease in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts.  We began 2021 with lower tons contracted than we had going into 2020.  We have experienced increased demand recently with higher asking prices.  With our strong hedged position, we are taking what we can in the short-term, but looking to longer-term deals to shore up our future positions.

Operating costs for all coal mines averaged $31.17 per ton and $30.03 per ton for nine months ended September 30, 2021 and 2020, respectively. Oaktown costs over that same period were $29.17 and $28.59, respectively.  Our operating costs for the first nine months have exceeded our prior guidance of $29-$30 per ton as explained in the overview. We expect operating costs associated with the idled Prosperity mine to be $0.3 million for the remainder of 2021. Prosperity operating costs were $0.8 million during the nine months ended September 30, 2021.

General and administrative expenses increased $0.5 million during the first nine months of 2021 when compared to 2020.  The increase is primarily the result of additional legal fees incurred in connection with various development projects we are exploring.  We expect G&A for the remainder of 2021 to be ~$3.2 million.

Interest expense decreased approximately $4.7 million in the first nine months of 2021 when compared to 2020. The change in estimated fair value of our interest rate swap agreement resulted in a reduction in non-cash expense of $3.3 million in 2021 when compared to 2020. The remaining decrease of $1.4 million is a result of our declining bank debt balance.

Our Sunrise Coal employees and contractors totaled 727 at September 30, 2021, compared to 658 at September 30, 2020.

2021 v. 2020 (third quarter)

For the third quarter 2021, we sold 2,042,000 tons at an average price of $38.71 per ton.  For the third quarter 2020, we sold 1,585,000 tons at an average price of $40.85 per ton.  The decrease in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts.

Operating costs for all coal mines averaged $33.15 per ton in 2021 and $29.30 per ton in 2020. Oaktown costs over that same period were $31.21 and $28.65, respectively. Our operating costs for the quarter are higher than our prior guidance of $29-$30 per ton as explained in the overview.

Interest expense decreased approximately $0.2 million in the third quarter of 2021 when compared to 2020 due primarily to our declining bank debt balance.

EARNINGS (LOSS) PER SHARE

	4th 2020	1st 2021	2nd 2021	3rd 2021
Basic and diluted	$(0.15)	$(0.03)	$(0.10)	$0.26

	4th 2019	1st 2020	2nd 2020	3rd 2020
Basic and diluted	$(1.95)	$(0.12)	$0.01	$0.06

INCOME TAXES

Our effective tax rate (ETR) is estimated at ~31% and ~69% for the nine months ended September 30, 2021, and 2020, respectively.  For the nine months ended September 30, 2021 and 2020, with the exception of removing the forgiveness of the PPP note as a discrete item,  the Company recorded income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items and statutory rates in states in which we operate. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis, which is a permanent difference. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

GOVERNMENT IMPOSITION REIMBURSEMENTS

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by Mine Safety and Health Administration (MSHA) or other government agencies. After applying the provisions of ASU 2014-09, as of September 30, 2021, we do not consider unreimbursed costs from our customers related to these compliance matters to be material and have constrained such amounts and will recognize them when they can be estimated with reasonable certainty.

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

Inventory is valued at lower of average cost or net realizable value (NRV).  Anticipated utilization of low sulfur, higher-cost coal from our Ace in the Hole mine has the potential to create NRV adjustments as our estimated need changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes from the disclosure in our 2020Annual Report on Form 10-K.

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

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. MINE SAFETY DISCLOSURES

See Exhibit 95 to this Form 10-Q for a listing of our mine safety violations.

ITEM 6.    EXHIBITS

15.1 *	*	Accountants' Acknowledgement – Plante & Moran, PLLC
31.1 *		SOX 302 Certification - Chairman, President and Chief Executive Officer
31.2 *		SOX 302 Certification - Chief Financial Officer
31.3 *		SOX 302 Certification - Chief Accounting Officer
32*		SOX 906 Certification
95.1*		Mine Safety Disclosures
101.INS*		Inline XBRL Instance Document
101.SCH*		Inline XBRL Schema Document
101.CAL*		Inline XBRL Calculation Linkbase Document.
101.LAB*		Inline XBRL Labels Linkbase Document.
101.PRE*		Inline XBRL Presentation Linkbase Document.
101.DEF*		Inline XBRL Definition Linkbase Document.
104*		Cover Page Interactive Data File (embedded with the Inline XBRL document)
*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: November 8, 2021	/S/ LAWRENCE D. MARTIN
Lawrence D. Martin, CFO

Date: November 8, 2021	/S/ R. TODD DAVIS
R. Todd Davis, CAO