Form 10-K
period 2021-12-31
HALLADOR ENERGY CO
filed 2022-03-28
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021 OR
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

The aggregate market value of the common stock held by non-affiliates (public float) on June 30, 2021 was $57,303,733 based on the closing price reported that date by the NASDAQ of $2.70 per share.

As of March 23, 2022, we had 30,785,067 shares outstanding.    Our Annual Meeting of Shareholders will be held on  June 9, 2022 in Terre Haute, IN.

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

Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil and criminal sanctions, including monetary penalties, the imposition of strict, joint and several liability, investigatory and remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of the operations on our properties. The regulatory burden on fossil fuel industries increases the cost of doing business and consequently affects profitability. The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly obligations could increase our or our mineral interest operators’ costs and adversely affect our performance.  In addition, the utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which has adversely affected demand for coal. It is possible that new legislation or regulations may be adopted, or that existing laws or regulations may be interpreted differently or more stringently enforced, any of which could have a significant impact on our mining operations or our customers’ ability to use coal. For more information, please see risk factors described in “Item 1A. Risk Factors” below.

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

Expenditures for environmental matters have not been material in recent years. We have accrued for the present value of the estimated cost of asset retirement obligations and mine closings, including the cost of treating mine water discharge, when necessary. The accruals for asset retirement obligations and mine closing costs are based upon permit requirements and the estimated costs and timing of asset retirement obligations and mine closing procedures. Although management believes it has made adequate provisions for all expected reclamation and other costs associated with mine closures, future operating results would be adversely affected if these accruals were insufficient.

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

Mine Health and Safety Laws

The Federal Mine Safety and Health Act of 1977 (“FMSHA”) and regulations adopted pursuant thereto, imposes extensive and detailed safety and health standards on numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations, and numerous other matters. MSHA monitors and rigorously enforces compliance with these federal laws and regulations. In addition, the states where we operate have state programs for mine safety and health regulation and enforcement. Federal and state safety and health regulations affecting the coal mining industry are perhaps the most comprehensive and rigorous system in the United States for the protection of employee safety and have a significant effect on our operating costs. Although many of the requirements primarily impact underground mining, our competitors in all of the areas in which we operate are subject to the same laws and regulations.

FMSHA has been construed as authorizing MSHA to issue citations and orders pursuant to the legal doctrine of strict liability or liability without fault, and FMSHA requires the imposition of a civil penalty for each cited violation. Negligence and gravity assessments, along with other factors can result in the issuance of various types of orders, including orders requiring withdrawal from the mine or the affected area, and some orders can also result in the imposition of civil penalties. FMSHA also contains criminal liability provisions. For example, criminal liability may be imposed upon corporate operators who knowingly and willfully authorize, order or carry out violations of the FMSHA or its mandatory health and safety standards.

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

Then, in September 2021, MSHA published a proposed rule requiring that mine operators employing six or more miners develop and implement a written safety program for mobile and powered haulage equipment at surface mines and surface areas of underground mines (Safety Program for Surface Mobile Equipment). The comment period for the proposed rule closed in November 2021. However, MHSA reopened the rulemaking record for additional public comments. A virtual hearing was held in January 2022, and the comment period closed in February 2022.

It is uncertain whether MSHA will present a final rule addressing any of the above issues or any of the other various proposed rules or requests for information or whether any such rule would have material impacts on our operations or our costs of operation.

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

Black Lung Benefits Act

The Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981 (“BLBA”), requires businesses that conduct current mining operations to make payments of black lung benefits to current and former coal miners with black lung disease, to some survivors of a miner who dies from this disease, and to a trust fund for the payment of benefits and medical expenses where no responsible coal mine operator has been identified for claims.  Effective January 1, 2019, the trust fund was funded by an excise tax on production of up to $0.50 per ton for underground-mined coal and up to $0.25 per ton for surface-mined coal, but not to exceed 2% of the applicable sales price. Effective January 1, 2020, the trust fund was funded by an excise tax on coal sold of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. Effective January 1, 2022, the trust fund is funded by an excise tax on production of up to $0.50 per ton for underground-mined coal and up to $0.25 per ton for surface-mined coal, but not to exceed 2% of the applicable sales price. It is uncertain whether the excise tax rates will be adjusted in the future or whether any such modifications would be retroactive.

Workers' Compensation and Black Lung

We provide income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. Workers’ compensation laws also compensate survivors of workers who suffer employment-related deaths. We generally self-insure this potential expense using our actuary estimates of the cost of present and future claims. In addition, coal mining companies are subject to federal legislation and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal workers' pneumoconiosis or black lung. We also provide for these claims through self-insurance programs. Our actuarial calculations are based on numerous assumptions, including disability incidence, medical costs, mortality, death benefits, dependents and discount rates.

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

Surface Mining Control and Reclamation Act

The Federal Surface Mining Control and Reclamation Act of 1977 (“SMCRA”) and similar state statutes establish operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Currently, ~98% of our production capacity involves underground room and pillar mining (no surface subsidence), and ~2% involves surface mining. We do not engage in either mountain top removal or long-wall mining. SMCRA nevertheless requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of our mining activities.

SMCRA and similar state statutes require, among other things, that surface disturbance be restored in accordance with specified standards and approved reclamation plans. SMCRA requires us to restore affected surface areas to approximate the original contours as contemporaneously as practicable with the completion of surface mining operations. Federal law and some states impose on mine operators the responsibility for replacing certain water supplies damaged by mining operations and repairing or compensating for damage to certain structures occurring on the surface as a result of mine subsidence, a consequence of longwall mining and possibly other mining operations. We believe we are in compliance in all material respects with applicable regulations relating to reclamation.

In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a reclamation fee on all current mining operations, the proceeds of which are used to restore mines closed before 1977.  The fee expired on September 30, 2021, and was reauthorized through September 30, 2034, under the Infrastructure Investment and Jobs Act which was signed on November 15, 2021. The fee, as reauthorized, for surface-mined and underground-mined coal is $0.224 per ton and $0.096 per ton, respectively, through September 30, 2034. We have accrued the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary.  In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation or orphaned mine sites and acid mine drainage control on a statewide basis.

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

Bonding Requirements

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, and to satisfy other miscellaneous obligations. These bonds are typically renewable on a yearly basis. It has become increasingly difficult for our competitors and us to secure new surety bonds without posting collateral, and in some cases, it is unclear what level of collateral will be required. In addition, surety bond costs have increased while the market terms of surety bonds have generally become less favorable to us. It is possible that surety bond issuers may refuse to renew bonds or may demand additional collateral upon those renewals. Our failure to maintain or inability to acquire surety bonds that are required by federal and state laws would have a material adverse effect on our ability to produce coal, which could affect our profitability and cash flow.

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

●

The CAIR calls for power plants in 28 states and Washington, D.C. to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system in effect for acid rain. In June 2011, the EPA finalized the Cross-State Air Pollution Rule (“CSAPR”), a replacement rule for CAIR, which would have required 28 states in the Midwest and eastern seaboard to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. CSAPR has become increasingly irrelevant with continuing coal plant retirements making the nitrogen oxide ozone budget less stringent and lowering emission allowance prices to levels closer to average operating cost for many of our customers.  The full impact of CSAPR is unknown at the present time due to the implementation of Mercury and Air Toxic Standards ("MATS"), discussed below, and the impact of the continuing coal plant retirements.

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

GHG Emissions

Combustion of fossil fuels, such as the coal we produce, results in the emission of GHGs, such as carbon dioxide and methane. Combustion of fuel for mining equipment used in coal production also emits GHGs. Future regulation of GHG emissions in the U.S. could occur pursuant to future U.S. treaty commitments, new domestic legislation or regulation by the EPA.  Although no comprehensive climate change regulation has been adopted at the federal level in the United States, President Biden has announced that climate change will be a focus of his administration. For example, in January 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil-fuel industry, a doubling of electricity generated by offshore wind by 2030, and increased emphasis on climate-related risks across governmental agencies and economic sectors. Internationally, the Paris Agreement requires member states to submit non-binding, individually-determined emissions reduction targets. These commitments could further reduce demand and prices for fossil fuels. Although the United States had withdrawn from the Paris Agreement, President Biden recommitted the United States in February 2021 and, in April 2021, announced a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. The international community gathered again in Glasgow in November 2021 at the 26th Conference to the Parties ("COP26") during which multiple announcements were made, including a call for parties to eliminate fossil fuel subsidies, among other measures. Relatedly, the United States and European Union jointly announced at COP26 the launch of the Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including "all feasible reductions" in the energy sector. Also at COP26, more than forty countries pledged to phase out coal, although the United States did not sign the pledge. The impact of these actions remains unclear at this time. Moreover, many states, regions, and governmental bodies have adopted GHG initiatives and have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities, including coal-fired electric generating facilities. Others have announced their intent to increase the use of renewable energy sources, displacing coal and other fossil fuels. Depending on the particular regulatory program that may be enacted, at either the federal or state level, the demand for coal could be negatively impacted, which would have an adverse effect on our operations.

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

Several rulemakings have been issued under the EPA's  New Source Performance Standards ("NSPS") that constrain the GHG emissions of fossil-fuel-fired power plants. In January 2021, the EPA published a final significant contribution finding for purposes of regulating source category of GHG emissions, confirming that such power plants are a source category for such regulations. However, this finding also excludes several sectors and may, therefore, be subject to revision, and future implementation of the NSPS is uncertain at this time.

In August 2015, the EPA issued its final Clean Power Plan ("CPP") rules that establish carbon pollution standards for power plants, called CO2 emission performance rates. Judicial challenges led the U.S. Supreme Court to grant a stay in February 2016 of the implementation of the CPP before the United States Court of Appeals for the District of Columbia ("Circuit Court") even issued a decision. Then, in October 2017 the EPA proposed to repeal the CPP.  The EPA subsequently proposed the Affordable Clean Energy ("ACE") rule to replace the CPP with a rule that utilizes heat rate improvement measures as the "best system of emission reduction." The ACE rule adopts new implementing regulations under the CAA to clarify the roles of the EPA and the states, including an extension of the deadline for state plans and EPA approvals; and the rule revises the NSR permitting program to provide EGUs the opportunity to make efficiency improvements without triggering NSR permit requirements. In June 2019, the EPA published the final repeal of the CPP and promulgation of the ACE rule.  The EPA’s attempts to replace the CPP with the ACE rule are currently subject to litigation, and on January 19, 2021 , the Circuit Court struck down the ACE rule. The EPA has since announced an intent to consider new regulations governing carbon emissions from existing power plants. The EPA’s draft strategic plan issued in November 2021 emphasizes climate change and environmental justice as its top two priorities.

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

There have been numerous protests and challenges to the permitting of new fossil fuel infrastructure, including coal-fired power plants and pipelines, by environmental organizations and state regulators for concerns related to GHG emissions. For instance, various state regulatory authorities have rejected the construction of new coal-fueled power plants based on the uncertainty surrounding the potential costs associated with GHG emissions from these plants under future laws limiting the emissions of carbon dioxide. In addition, several permits issued to new coal-fueled power plants without limits on GHG emissions have been appealed to the EPA’s Environmental Appeals Board. In addition, over thirty states have currently adopted “renewable energy standards” or “renewable portfolio standards,” which encourage or require electric utilities to obtain a certain percentage of their electric generation portfolio from renewable resources by a certain date. Several states have announced their intent to have renewable energy comprise 100% of their electric generation portfolio. Other states may adopt similar requirements, and federal legislation is a possibility in this area. In December 2021, President Biden issued an executive order setting a goal for a carbon pollution-free electricity sector across the country by 2035.  To the extent these requirements affect our current and prospective customers, they may reduce the demand for fossil fuel energy, and may affect long-term demand for our coal. Finally, while the U.S. Supreme Court has held that federal common law provides no basis for public nuisance claims against utilities due to their carbon dioxide emissions, the Court did not decide whether similar claims can be brought under state common law. As a result, despite this favorable ruling, tort-type liabilities remain a concern.

In addition, environmental advocacy groups have filed a variety of judicial challenges claiming that the environmental analyses conducted by federal agencies before granting permits and other approvals necessary for certain coal activities do not satisfy the requirements of the National Environmental Policy Act (“NEPA”). These groups assert that the environmental analyses in question do not adequately consider the climate change impacts of these particular projects. In July 2020, the Council on Environmental Quality ("CEQ ") finalized revisions to NEPA that clarify the extent to which direct, indirect, and cumulative environmental impacts from a proposed project, including GHG emissions, should be examined under NEPA.  In October 2021, the CEQ published a proposed rule to restore, in general, NEPA regulations that were in effect before being modified by the 2020 revisions. A final rule is expected in 2022.

Many states and regions have adopted GHG initiatives, and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of GHG by certain facilities, including coal-fired electric generating facilities. For example, in 2005, ten Northeastern states entered into the Regional Greenhouse Gas Initiative agreement (“RGGI”), calling for the implementation of a cap and trade program aimed at reducing carbon dioxide emissions from power plants in the participating states. The members of RGGI have established in statutes and/or regulations a carbon dioxide trading program. Auctions for carbon dioxide allowances under the program began in September 2008. Since its inception, several additional states and Canadian provinces have joined RGGI as participants or observers, while Virginia has withdrawn from RGGI via executive order by its governor.

Following the RGGI model, five Western states launched the Western Regional Climate Action Initiative to identify, evaluate, and implement collective and cooperative methods of reducing GHG in the region to 15% below 2005 levels by 2020. These states were joined by two additional states and four Canadian provinces and became collectively known as the Western Climate Initiative Partners. However, only California and certain Canadian provinces are currently active participants in the Western Climate Initiative. Nevertheless, it is likely that these regional efforts will continue based on current trends and concerns related to the reduction of GHG emissions.

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

In order for us to conduct certain activities, we may need to obtain a permit for the discharge of fill material from the United States Army Corps of Engineers ("Corps of Engineers") and/or a discharge permit from the state regulatory authority under the state counterpart to the CWA. Our coal mining operations typically require Section 404 permits to authorize activities such as the creation of slurry ponds and stream impoundments. The CWA authorizes the EPA to review Section 404 permits issued by the Corps of Engineers.

The EPA also has statutory “veto” power over a Section 404 permit if the EPA determines, after notice and an opportunity for a public hearing, that the permit will have an “unacceptable adverse effect.”  In January 2011, the EPA exercised its veto power to withdraw or restrict the use of a previously issued permit for Spruce No. 1 Surface Mine in West Virginia, which is one of the largest surface mining operations ever authorized in Appalachia. This action was the first time that such power was exercised with regard to a previously permitted coal mining project which veto was subsequently upheld by the D.C. Circuit Court of Appeals in 2013. Any future use of the EPA’s Section 404 “veto” power could create uncertainty with regard to our continued use of current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting our coal revenues. In addition, the EPA initiated a preemptive veto prior to the filing of any actual permit application for a copper and gold mine based on a fictitious mine scenario. The implications of this decision could allow the EPA to bypass the state permitting process and engage in watershed and land use planning.

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

Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA. Rulemakings to establish the extent of such jurisdiction were finalized in 2015 and 2020, respectively, and both rulemakings have been subject to substantial litigation. On August 30, 2021, the US District Court for Arizona granted a request for voluntary remand of the EPA's rule. The Biden Administration has announced plans to establish its own definition of "waters of the United States" ("WOTUS"). Most recently, the EPA and the Corps of Engineers published a proposed rulemaking to revoke the 2020 rule in favor of a pre-2015 definition until a new definition is proposed, which the Biden Administration has announced is underway. Additionally, in January 2022, the Supreme Court agreed to hear a case on the scope and authority of the CWA and the definition of WOTUS. To the extent any decision expands the scope of the EPA and the Corps of Engineers’ jurisdiction under the CWA, we could face increased costs and delays due to additional permitting and regulatory requirements and possible challenges to permitting decision

Hazardous Substances and Wastes

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

RCRA impacts the coal industry in particular because it regulates the disposal of certain coal combustion by-products (“CCB”). On April 17, 2015, the EPA finalized regulations under RCRA for the disposal of CCB. Under the finalized regulations, CCB is regulated as "non-hazardous" waste and avoids the stricter, more costly, regulations under RCRA's hazardous waste rules. While classification of CCB as a hazardous waste would have led to more stringent restrictions and higher costs, this regulation may still increase our customers' operating costs and potentially reduce their ability to purchase coal. The CCB rule was subject to legal challenge and ultimately remanded to the EPA. On August 28, 2020, the EPA published a final revised rule mandating closure of unlined impoundments, with deadlines to initiate closure between 2021 and 2028, depending on site specific circumstances. Certain provisions of the revised CCB rule were vacated by the D.C. Circuit in 2018. The EPA is expected to finalize additional rules addressing those specific provisions in 2022 and 2023. Meanwhile, on January 25, 2022, the EPA published determinations for 9 of 57 CCB facilities who sought approval to continue disposal of CCB and non-CCB waste streams until 2023, as opposed to the initial 2021 deadline for unlined impoundments prescribed by the current rule. While the EPA issued one conditional approval, the EPA is requiring the remaining facilities to cease receipt of waste within 135 days of completion of public comment, or around July 2022. The current determinations, future determinations of the same nature, or similar actions in expected future rulemakings could lead to accelerated, abrupt, or unplanned suspension of coal-fired boilers. The combined effect of the CCB rules and ELG regulations (discussed below) has compelled power generating companies to close existing ash ponds and may force the closure of certain existing coal burning power plants that cannot comply with the new standards. Such retirements may adversely affect the demand for our coal.

On November 3, 2015, the EPA published the final rule Effluent Limitations Guidelines and Standards (“ELG”), revising the regulations for the Steam Electric Power Generating category which became effective on January 4, 2016. The rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants, based on technology improvements in the steam electric power industry over the last three decades. The combined effect of the CCB and ELG regulations has forced power generating companies to close existing ash ponds and will likely force the closure of certain older existing coal-burning power plants that cannot comply with the new standards. In November 2019, the EPA proposed revisions to the 2015 ELG rule and announced proposed changes to regulations for the disposal of coal ash in order to reduce compliance costs.  In October 2020, the EPA published a final rule. In August 2021, the EPA initiated supplemental rulemaking indicating that it intended to strengthen certain discharge limits. The EPA expects to issue a proposed rule for public comment in fall 2022.  It is unclear what impact these regulations will have on the market for our products.

Endangered Species Act

The federal Endangered Species Act (“ESA”) and counterpart state legislation protect species threatened with possible extinction. The U.S. Fish and Wildlife Service (the “USFWS”) works closely with the OSM and state regulatory agencies to ensure that species subject to the ESA are protected from potential impacts from mining-related activities. In October 2021, the Biden Administration proposed the rollback of new rules promulgated under the Trump Administration; namely, the USFWS plans to rescind the 2018 rule that revised the process for designating critical habitat for threatened and endangered species under the ESA and second, alongside the National Marine Fisheries Service, the USFWS proposes to rescind the 2020 regulatory definition of "habitat." Final action on these proposed rules will occur in 2022.

If the USFWS were to designate species indigenous to the areas in which we operate as threatened or endangered, or to re-designate a species from threatened to endangered, we could be subject to additional regulatory and permitting requirements, which in turn could increase operating costs or adversely affect our revenues.

Other Environmental, Health and Safety Regulation

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

Suppliers

The main types of goods we purchase are mining equipment and replacement parts, steel-related (including roof control) products, belting products, lubricants, electricity, fuel, and tires. Although we have many long, well-established relationships with our key suppliers, we do not believe that we are dependent on any of our individual suppliers other than for purchases of electricity. The supplier base providing mining materials has been relatively consistent in recent years. Purchases of certain underground mining equipment are concentrated with one principal supplier; however, supplier competition continues to develop.

Illinois Basin (ILB)

The coal industry underwent a significant transformation in the early 1990s, as greater environmental accountability was established in the electric utility industry. Through the U.S. Clean Air Act, acceptable baseline levels were established for the release of sulfur dioxide in power plant emissions. In order to comply with the new law, most utilities switched fuel consumption to low-sulfur coal, thereby stripping the ILB of over 50 million tons of annual coal demand. This strategy continued until mid-2000 when a shortage of low-sulfur coal drove up prices. This price increase combined with the assurance from the U.S. government that the utility industry would be able to recoup their costs to install scrubbers caused utilities to begin investing in scrubbers on a large scale. With scrubbers, the ILB re-opened as a significant fuel source for utilities and has enabled them to burn lower-cost high sulfur coal.

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

Human Capital

As of December 31, 2021, Hallador Energy Company and its subsidiaries employed 805 full-time employees and temporary miners.  760 of those employees and temporary miners are directly involved in the coal mining or coal washing process.   Our workforce is entirely union-free.  To attract and retain top talent, we provide competitive wages, an annual bonus for all employees, excellent benefits, an employee health clinic, and a culture that is committed to health and safety at all levels.

Employee health and safety is a top priority at Hallador Energy’s wholly owned subsidiary, Sunrise Coal, LLC.   With a robust safety department and safety standards that exceed mandated guidelines, we make safety the foundation of everything we do.  While every precaution is taken to prevent mine emergencies, Sunrise Coal has its own private mine rescue team.  This team is trained and ready to manage any emergency at a Sunrise Coal, LLC facility, but also ready and available to assist other mine rescue teams.   In addition to a highly decorated private mine rescue team, Sunrise Coal in 2021 had three employees on the Indiana State Mine Rescue team and one team trainer which was more than any other mine in Indiana.  We continuously monitor safety data such as injury severity, violations per inspection day, and significant and substantial citations and compare to the national averages noting that in 2021 we were at or below the national averages in all three categories.  For more information about citations or orders for violations of standards under the FMSHA, as amended by the Miner Act, please see our Exhibit 95.1 to this Annual Report on Form 10-K.

While other companies have moved to high deductible health plans, Hallador Energy is committed to providing comprehensive affordable health insurance with low-cost deductibles and co-pays to take care of our employees and their families.  We believe in decreasing the barriers to healthcare, so employees and their dependents do not have to delay care.  Our employees and their families also have access to a private full-time health and wellness clinic, with free medications, no cost diagnostics, and a wellness coach.

Beyond investing in the safety and health of its employees, Hallador Energy invests in educational opportunities for its employees.  All continuing education requirements and training are completely paid for by the company and tuition reimbursement programs are available to every employee companywide.

We are committed to protecting our employees and doing our part to mitigate the spread of COVID-19 while implementing contingency plans to ensure that we continue to supply our customers without interruption. As the situation has continued to evolve, we continue to monitor the Center for Disease Control and Prevention (CDC) guidelines to keep our employees and their families safe. We have instituted many policies and procedures, in alignment with CDC guidelines along with state and local mandates, to protect our employees during the COVID-19 outbreak. We plan to keep these policies and procedures in place, in accordance with CDC, state, and local guidelines, and continually evaluate further enhancements for as long as necessary. As vaccines for COVID-19 continue to become readily available, we intend to continue encouraging our workforce to get vaccinated, and we are hopeful that the case rate of our employees will continue to decline, and economic activity in general will continue to accelerate.  We continue to offer cash incentives to employees who show proof of vaccination.

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

We face a wide variety of risks related to pandemics, including the global outbreak of COVID-19. Since first reported in late 2019, the COVID-19 pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, government challenges, and market volatility of an unprecedented nature. Although we have, to date, managed to continue our operations, we cannot predict the future course of events nor can we assure that this global pandemic, including its economic impact, will not continue to have a material adverse impact on our business, financial position, results of operations and/or cash flows. The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty and turmoil in the coal industry. The COVID-19 outbreak and the responsive actions to limit the spread of the virus significantly reduced global economic activity, resulting in a decline in the demand for coal and other commodities. Our operations could be further impacted by the COVID-19 pandemic if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, or absenteeism; steps the company has taken to protect health and well-being; government actions; facility closures; work slowdowns or stoppages; inadequate supplies or resources (such as reliable personal protective equipment, testing, and vaccines); or other circumstances related to COVID-19. Looking forward, we could be unable to perform fully on our contracts, we could experience interruptions in our business, and we could incur liabilities and suffer losses as a result. We will continue to incur additional costs because of the COVID-19 outbreak, including protecting the health and well-being of our employees and as a result of impacts on operations and performance, which costs we may not be fully able to recover. We could be subject to additional regulatory requirements, enforcement actions, and litigation, again with costs and liabilities that are not fully recoverable or insured. The continued spread of COVID-19 could also affect our ability to hire, develop and retain our talented and diverse workforce, and to maintain our corporate culture. The continued global pandemic, including the economic impact, is likely also to cause further disruption in our supply chain. If our suppliers have increased challenges with their workforce (including as a result of illness, absenteeism or government orders), facility closures, access to necessary components and supplies, access to capital, and access to fundamental support services (such as shipping and transportation), they could be unable to provide the agreed-upon goods and services in a timely, compliant and cost-effective manner. We could incur additional costs and delays in our business, including as a result of higher prices for materials and equipment and schedule delays. As a result of the COVID-19 crisis, there may be changes in our customers' priorities and practices, as our customers confront reduced demand. Our customers have and may continue to experience adverse effects as a result of the COVID-19 crisis which could impact their creditworthiness or their ability to make payment for our products. We continue to work with our stakeholders (including customers, employees, suppliers, and local communities) to address this global pandemic responsibly. We continue to monitor the situation, to assess further possible implications to our employees, business, supply chain, and customers, and to take certain actions to mitigate various adverse consequences. We expect that the longer the COVID-19 pandemic, including its economic disruption, continues, the greater the adverse impact on our business operations, financial performance, and results of operations could be. Given the tremendous uncertainties and variables that still exist, we cannot predict the impact of the global COVID-19 pandemic, or any future pandemic, on our operational and financial performance in future periods; but any pandemic or similar outbreak could have a material adverse impact on our business.

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

In 2021, the vast majority of our sales were under contracts having a term greater than one year, which we refer to as long-term contracts. Long-term sales contracts have historically provided a relatively secure market for the amount of production committed under the terms of the contracts. From time to time industry conditions may make it more difficult for us to enter into long-term contracts with our electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time. Accordingly, we may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire, which could subject a portion of our revenue stream to the increased volatility of the spot market.

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

During 2021, we derived 95% of our revenue from five customers (10 power plants), with each of the five customers representing at least 10% of our coal sales. If in the future we lose any of these customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or the terms, including pricing terms, on which they buy coal from us, it could have a material adverse effect on our business, financial condition and results of operations.

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

As disclosed in Note 5 to our financial statements, there are two key ratio covenants stated in our credit agreement: (i) a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA/annual debt service) of 1.05 to 1 and (ii) a Maximum Leverage Ratio (consolidated funded debt/trailing twelve months adjusted EBITDA) not to exceed 3.00 to 1, which also decreases in future periods further reducing the maximum leverage permitted. On December 31, 2021, our debt service coverage ratio was 1.11, and our leverage ratio was 2.34. Therefore, we were in compliance with these two ratios.

Our indebtedness may limit our ability to borrow additional funds or capitalize on business opportunities.

On December 31, 2021, our bank debt was $111.7 million. Our leverage may:

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

The PPP loan application required us to certify that the current economic uncertainty made the PPP loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria and that our receipt of the PPP loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation. In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the program resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If despite our good faith belief that we satisfied all eligibility requirements for the PPP loan, we are found to have been ineligible to receive the PPP loan or in violation of any of the laws or regulations that apply to us in connection with the PPP loan, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP loan. We received forgiveness of the entire $10 million of the PPP loan in July 2021, and as a part of the forgiveness process were required to make certain certifications that will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate. In addition, our receipt of the PPP loan resulted in adverse publicity, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could harm our business, results of operations, and financial condition.

Investor and lender focus on ESG matters may negatively impact our business, financial results, and stock price.

Companies across all industries, including companies in the fossil-fuel industry, are facing increased scrutiny from stakeholders related to their ESG practices. Companies that do not adapt or comply with evolving investor or stakeholder expectations and standards, or are perceived to have not responded appropriately to ESG issues, regardless of any legal requirement to do so, may suffer reputational damage and the business, financial condition, and stock price of such companies could be materially and adversely affected. Several advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities, and other members of the investing community. These activities include increasing attention to and demands for action related to climate change, promoting the use of substitutes to fossil-fuel products, encouraging the divestment of fossil-fuel equities, and pressuring lenders to limit funding to companies engaged in the extraction of fossil-fuel reserves. These activities could increase costs, reduce demand for our coal, reduce our profits, increase the potential for investigations and litigation, impair our brand, limit our choices for lenders, insurance providers and business partners, and have negative impacts on our stock price and access to capital markets.

In addition, certain organizations that provide corporate governance and other corporate risk information to investors have developed scores and ratings to evaluate companies and investment funds based upon ESG or "sustainability" metrics. Currently, there are no universal standards for such scores or ratings, but consideration of sustainability evaluations is becoming more broadly accepted by investors. Indeed, many investment funds focus on positive ESG business practices and sustainability scores when making investments, whereas other funds may use certain ESG criteria to "screen" certain sectors, such as coal or fossil fuels more generally, out of their investments. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance or sell their interests in the company, particularly if its ESG performance does not improve. Moreover, certain members of the broader investment community may consider a company's sustainability score as a reputational or other factor in making an investment decision. Companies in the energy industry, and in particular those focused on coal, natural gas, or oil extraction, often do not score as well under ESG assessments compared to companies in other industries. Consequently, a low ESG or sustainability score could result in our securities being excluded from the portfolios of certain investment funds and investors, restricting our access to capital to fund our continuing operations and growth opportunities.

Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.

Risks Related to our Industry

A substantial or extended decline in coal prices could negatively impact our results of operations.

Our results of operations are primarily dependent upon the prices we receive for our coal, as well as our ability to improve productivity and control costs. The prices we receive for our production depends upon factors beyond our control, including:

●	the adverse impact of the COVID-19 pandemic due to the reduction in demand, as well as impacts of the pandemic on our ability to produce coal;
●	the supply of and demand for domestic and foreign coal;
●	weather conditions and patterns that affect demand for or our ability to produce coal;
●	the proximity to and capacity of transportation facilities;
●	supply chain and cost of raw materials for coal operations;
●	competition from other coal suppliers;
●	domestic and foreign governmental regulations and taxes;
●	the price and availability of alternative fuels;
●	the effect of worldwide energy consumption, including the impact of technological advances on energy consumption;
●	overall domestic and global economic conditions;
●	international developments impacting supply of coal; and
●	the impact of domestic and foreign governmental laws and regulations, including environmental and climate change regulations and regulations affecting the coal mining industry and coal-fired power plants, and delays in the receipt of, failure to receive, failure to maintain or revocation of necessary governmental permits.

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

Changes in taxes or tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.

We pay certain taxes and fees related to our operations. Congress or state legislatures may seek to increase these taxes and fees that relate specifically to the coal industry. We cannot predict further developments, and such increases could have a material adverse effect on our results of operations, financial position, and cash flows.

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

The domestic electric utility industry accounts for the vast majority of domestic coal consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and fuel oil as well as alternative sources of energy. Gas-fueled generation has the potential to displace a significant amount of coal-fired electric power generation in the near term, particularly from older, less efficient coal-fired powered generators.  We expect that many of the new power plants needed in the United States to meet increasing demand for electricity generation will be fueled by natural gas because gas-fired plants are cheaper to construct and permits to construct these plants are easier to obtain.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain sources in the United States, or constrain the emissions of powerplants (though such emissions restraints have been subject to challenge.)

Separately, various states and groups of states have adopted or are considering adopting legislation, regulations, or other regulatory initiatives that are focused on such areas as GHG cap-and-trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. Internationally, the Paris Agreement requires member states to submit non-binding, individually-determined emissions reduction targets.  These commitments could further reduce demand and prices for fossil fuels.  Although the United States had withdrawn from the Paris Agreement, following President Biden’s executive order in January 2021, the United States rejoined the Agreement and, in April 2021, established a goal of reducing economy-wide net GHG emissions 50-52% below levels by 2030. Additionally, at COP26 in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including "all feasible reductions" in the energy sector. The full impact of these actions is uncertain at this time and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects upon us and our operators' operations.

Governmental, scientific, and public concern over climate change has also resulted in increased political risks, including certain climate-related pledges made by certain candidates now in political office. In January 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil-fuel industry, a doubling of electricity generated by offshore wind by 2030, and increased emphasis on climate-related risks across governmental agencies and economic sectors. Other actions that may be pursued include restrictive requirements on new pipeline infrastructure or fossil-fuel export facilities or the promulgation of a carbon tax or cap and trade program. Further, although Congress has not passed such legislation, almost half of the states have begun to address GHG emissions, primarily through the planned development of emissions inventories, regional GHG cap and trade programs, or the establishment of renewable energy requirements for utilities. Depending on the particular program, we or our customers could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Litigation risks are also increasing.

Apart from governmental regulation, there are also increasing financial risks for fossil-fuel producers as stakeholders of fossil-fuel energy companies may elect in the future to shift some or all of their support into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil-fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero ("GFANZ") announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil-fuel sector. In late 2020, the Federal Reserve announced it had joined the Network for Greening the Financial System ("NGFS"), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. Although we cannot predict the effects of these actions, such limitation of investments in and financing, bonding, and insurance coverages for fossil-fuel energy companies could adversely affect our coal mining operations. Additionally, the SEC announced its intention to promulgate rules requiring climate disclosures. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements.

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

Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact our operations. Such physical risks may result in damage to our facilities or otherwise adversely impact operations which could decrease our production. We may not have insurance to cover these risks and the consequences for our operations could have a negative impact on the costs and revenues from operations.

We or our customers could be subject to related to the alleged effects of climate change.

Increasing attention to climate change risk has also resulted in a recent trend of governmental investigations and private litigation by state and local governmental agencies as well as private plaintiffs in an effort to hold energy companies accountable for the alleged effects of climate change. Other public nuisance lawsuits have been brought in the past against power, coal, and oil & gas companies alleging that their operations are contributing to climate change. The plaintiffs in these suits sought various remedies, including punitive and compensatory damages and injunctive relief. While the U.S. Supreme Court held that federal common law provided no basis for public nuisance claims against the defendants in those cases, tort-type liabilities remain a possibility and a source of concern. Government entities in other states (including California and New York) have brought similar claims seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the GHG emissions attributable to those fuels. Those lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Separately, litigation has been brought against certain fossil-fuel companies alleging that they have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or consumers. We have not been made a party to these other suits, but it is possible that we could be included in similar future lawsuits initiated by state and local governments as well as private claimants.

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

Our inability to obtain commercial insurance at acceptable rates or our failure to adequately reserve for self-insured exposures could increase our expenses and have a negative impact on our business.

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

Our coal mining operations are affected by commodity prices. We use significant amounts of steel, petroleum products, and other raw materials in various pieces of mining equipment, supplies and materials, including the roof bolts required by the room-and-pillar method of mining. Steel prices and the prices of scrap steel, natural gas and coking coal consumed in the production of iron and steel fluctuate significantly and may change unexpectedly. Inflationary pressures have and could continue to lead to price increases affecting many of the components of our operating expenses such as fuel, steel, and maintenance expense.

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

A shortage of skilled labor may make it difficult for us to maintain labor productivity and competitive costs and could adversely affect our profitability.

Efficient coal mining using modern techniques and equipment requires skilled laborers, preferably with at least one year of experience and proficiency in multiple mining tasks.  In recent years, a shortage of experienced coal miners has caused us to include some inexperienced staff in the operation of certain mining units, which decreases our productivity and increases our costs.  This shortage of experienced coal miners is the result of a significant percentage of experienced coal miners reaching retirement age, combined with the difficulty of retaining existing workers in and attracting new workers to the coal industry.  Thus, this shortage of skilled labor could continue over an extended period. If the shortage of experienced labor continues or worsens, it could have an adverse impact on our labor productivity and costs and our ability to expand production in the event there is an increase in the demand for our coal, which could adversely affect our profitability.

Disruptions in supply chains could significantly impair our operating profitability.

We are dependent upon vendors to supply mining equipment, safety equipment, supplies, and materials. If a vendor fails to deliver on its commitments, or if common carriers have difficulty providing capacity to meet demands for their services, we could experience reductions in our production or increased production costs, which could lead to reduced profitability and adversely affect our results of operations.

Inflationary pressures could significantly impair our operating profitability.

Any future inflationary or deflationary pressures could adversely affect the results of our operations. For example, at times our results have been significantly impacted by price increases affecting many of the components of our operating expenses such as fuel, steel, maintenance expense and labor. In addition to potential cost increases, inflation could cause a decline in global or regional economic conditions that reduce demand for our coal and could adversely affect our results of operations.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price Information

Our common stock trades on the NASDAQ Capital Market under the symbol HNRG, and 30.7% is held by our officers, directors, and their affiliates.

At March 23, 2022, we had 275 shareholders of record of our common stock; this number does not include the shareholders holding stock in "street name.”  We estimate we have over 5,000 street name holders.

Equity Compensation Plan Information

See Note 10 to our consolidated financial statements.

ITEM 6.  [RESERVED]

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

COVID-19

In the first quarter of 2020, COVID-19 emerged as a global pandemic.  The State of Indiana, where our operations are located, issued a shelter in place order from March 24, 2020, to May 4, 2020. The State deemed our operations necessary and essential, and we were allowed to operate as a supplier to critical power infrastructure. We continue to monitor the ongoing pandemic and note that if conditions deteriorate in the future, it could negatively impact our results of operations, financial position, and liquidity.

We have instituted many policies and procedures, in alignment with CDC guidelines along with state and local mandates, to protect our employees during the COVID-19 outbreak. We plan to keep these policies and procedures in place, in accordance with CDC, state, and local guidelines, and continually evaluate further enhancements for as long as necessary. We recognize that the COVID-19 outbreak, and responses thereto, will also impact both our customers and suppliers. As world economies have emerged from both the global pandemic and the power outages in Texas last winter, supplies have become more challenging to secure.  At times we have paid premiums for supplies to ensure no interruptions to our production.

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

On February 15th, 2022, Hallador Energy announced its new wholly-owned subsidiary, Hallador Power Company, LLC, will acquire Hoosier Energy’s 1-Gigawatt Merom Generating Station ("Merom"), located in Sullivan County, Indiana, in return for assuming certain decommissioning costs and environmental responsibilities. The transaction, which includes a 3.5-year power purchase agreement (PPA), is scheduled to close in mid-July 2022 upon obtaining required governmental and financial approvals.

Per the agreement, Hoosier will purchase 100% of the plant’s energy and capacity through May 2023, reducing purchases to 22% of energy output and 32% of its capacity beginning in June 2023 and through 2025. The existing renewable PPA – signed in May 2021 and representing 150 MW of solar generation and 50 MW of battery storage – will be retained, with its start date delayed until Merom’s eventual retirement.

Going forward, Hallador Energy will have two primary subsidiaries:  Sunrise Coal, LLC and Hallador Power Company, LLC.  All coal production assets will remain with Sunrise Coal.  Hallador Power Company will hold assets associated with electricity production, including, but not limited to, the Merom Generating Station, Power Purchase Agreements and Interconnection rights.

We anticipate operating Merom post-closing in mid-July of 2022.  Hallador will provide little coal to the plant in 2022 but anticipates increasing Sunrise Coal’s sales to Merom in 2023 and beyond.

We expect Hallador Power to contribute little to Hallador Energy profits in 2022.  However, this acquisition is significant starting in 2023, and we believe Hallador Power will double Hallador Energy’s EBITDA.

Mining Properties

The following information concerning our mining properties has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021.  These requirements differ from the previously applicable disclosure requirements of SEC Industry Guide 7.  Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral (coal) resources, which we have none, in addition to our mineral (coal) reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties.

As used in this Annual Report on Form 10-K, the terms “mineral resources,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K.  Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person (QP) that the mineral resources can be the basis of an economically viable project.  You are specifically cautioned not to assume that any part or all of the mineral deposits (including any mineral resources) in these categories will ever be converted into mineral reserves, as defined by the SEC.

Internal qualified person(s) have estimated the Company’s mineral reserves and mineral resources based on geologic data, coal ownership (control) information, and current and/or proposed operating plans.  Periodic updates occur to mineral reserve and mineral resource estimates attributableto revised mine plans, new exploration data, depletion from coal production, property acquisitions or dispositions, and/or other geologic or mining data.  Sunrise’s estimates of mineral reserves are proven and probable reserves that could be extracted or produced at the time of the reserve determination, economically, legally, and after considering all material modifying factors.  Modifications or updates of the estimates of the Company’s mineral reserves is limited to qualified geologists and mining engineers.  All modifications or updates of the estimates of recoverable coal reserves are documented.  The John T. Boyd Company, a qualified person firm, has assessed the Company’s estimates of mineral reserves and mineral resources and supporting information.  Based upon the review, John T. Boyd Company provided modification to the Company’s estimates of mineral reserves where warranted.

The information that follows is derived, for the most part, from, and in some instances is extracted from, the Oaktown Mining Complex technical report summary (“TRS”).  The Oaktown Mining Complex is the Company’s individually material property.  Sections of the following information provided herein do not fully describe assumptions, qualifications, and procedures.  Reference should be made to the full text of the TRS which is made a part of this Annual report on Form 10-K and incorporated hereby by reference.  The Oaktown Mining Complex TRS was prepared by the John T. Boyd Company in compliance with the Item 60(b)(96) and subpart 1300 of Regulation S-K.

The following table provides a summary of all of the Company’s mineral reserves determined by the John T. Boyd Company as of the end of the fiscal year ended December 31, 2021:

SUMMARY MINERAL RESERVES AT END OF THE

FISCAL YEAR ENDED DECEMBER 31, 2021

	Mineral Reserves (tons in millions)
	Proven	Probable	Total
Oaktown Mining Complex
Oaktown Fuels No. 1 Mine	40.1	0.4	40.5
Oaktown Fuels No. 2 Mine	29.7	1.2	30.9
Total	69.8	1.6	71.4

Oaktown Mining Complex

The Oaktown Mining Complex is a coal mining and processing operation located in Knox and Sullivan counties, Indiana, and Crawford and Lawrence counties, Illinois.  The following figure shows the general location of the Oaktown Mining Complex:

Comprising 118 square miles within the ILB coal-producing region of the mid-western United States, the Oaktown Mining Complex is one of the largest underground Room-and-Pillar (R&P) coal mining complexes in North America.  The Oaktown Mining Complex operations currently consist of two active underground mines - Oaktown Fuels No. 1 Mine and Oaktown Fuels No. 2 Mine - and related infrastructure.  Geographically, the Oaktown Complex Coal Preparation Plant is located at approximately 28°51’24.7” N latitude and 87°25’30.9” W longitude.  Within the Oaktown Mining Complex area and immediate vicinity, our Company controls approximately 75,000 acres of mineral rights.  This control exists as a complex collection of leases that apply to more than 2,000 tracts.  Each of which range from less than an acre to several hundred acres in size.  Ownership of the surface rights and the mineral rights is often severed for the properties and the estates are often fractions, in which mineral rights are split between several owners.  The Company and its predecessors have acquired the necessary rights to support development and operations through purchase or lease agreements with predominately private owners or entities. As part of the Oaktown Mining Complex, the Company controls surface rights through fee simple ownership for over 1,700 permitted acres.  Upon those acres resides the surface facilities for mine accesses, processing, storing, shipping, and refuse disposal facilities (i.e., refuse impoundment site and fine refuse injection sites).  Our involvement with the Oaktown Mining Complex dates to 2014 with the acquisition of Oaktown Fuels No. 1 and No. 2 Mines from Vectren Fuels.

Each mine of the Oaktown Mining Complex utilizes R&P mining (employing Continuous Miners [CM]) for primary production.  This mining method is highly productive and commercially demonstrated; it has been one of the primary approaches to underground mining the Indiana V Seam for decades.  Oaktown Mining Complex has utilized this mining method since the inception of each operation.  To date, Oaktown Mining Complex has produced a combined 58.3 million tons of clean coal.  The complex is configured to operate up to 7 CM sections, with an annual production target of approximately 6-7 million product tons.  The Oaktown Complex Coal Preparation Plant serves as the coal washing and shipment facility for the Oaktown Mining Complex’s two R&P mines.  The plant was commissioned in 2009 to wash coal by the Oaktown Fuels No. 1 Mine.  The Oaktown Complex Coal Preparation Plant has a current processing capacity of 1,600 raw tons-per-hour (TPH).  Product coal from the Oaktown Mining Complex is transported to its customer base via rail, truck, or a combination of both.  The Oaktown Complex Coal Preparation Plant is served by both the CSX Railroad and Indiana Railroad (INRD) via a rail spur and rail loop that connects the complex with the mainline rail just north of Oaktown, Indiana.

Additionally, the Oaktown Complex Coal Preparation Plant can facilitate the loading of trucks for direct transport to select customers, or to our transload facility in Princeton, Indiana serviced by the Norfolk Southern (NS) Railroad.

Sources of electrical power, water, supplies, and materials are readily available.  Electrical power is provided to the mines and facilities by regional utility companies.  Water is supplied by public water services, surface impoundments, or water wells.

Multiple permits are required by federal and state law for underground mining, coal preparation and related facilities, and other incidental activities.  All necessary permits to support current operations are in place or pending approval.  New permits or permit revisions may be necessary from time to time to facilitate future operations.  Given sufficient time and planning, we should be able to secure new permits, as required, to maintain our planned operations within the context of the current regulations.

Permits generally require that the Company post a performance bond in an amount established by the regulator program to: (1) provide assurance that any disturbance or liability created during mining operation is properly mitigated, and (2) assure that all regulation requirements of the permit are fully satisfied. We hold surety bonds to cover obligations relating to mining and reclamation, road repair, etc. Those obligations are currently estimated at $5.8 million.

Additional information is provided in the following table regarding the Oaktown Mining Complex mineral reserves:

OAKTOWN MINING COMPLEX
Recoverable Coal Reserves as of December 31, 2021 and 2020

	As Received	As Received
	Heat	SO2
	Value	Content
	(Btu/lb)	(lbs/MMBtu)	Owned	Leased	Recoverable Coal Reserves (As-Received)
Mine/Reserve	Approximate	Approximate	(%)	(%)	Proven	Probable	12/31/2021	12/31/2020
Oaktown Mining Complex
Oaktown Fuels No. 1 Mine	11,519	6.0	—	100.0	40.1	0.4	40.5	45.3
Oaktown Fuels No. 2 Mine	11,540	5.6	—	100.0	29.7	1.2	30.9	34.9
Total Recoverable Coal Reserves					69.8	1.6	71.4	80.2

Oaktown Fuels No. 1 Mine

The assigned and accessible reserve base for the Oaktown Fuels No. 1 Mine contains 40.5 million tons of recoverable Indiana V seam coal, of which 40.5 million tons are currently permitted.  The reserve contains saleable tons which average heating content of approximately 11,519 Btu per pound with approximately 6.0 pounds of sulfur dioxide per MMBtu on an as-received basis.  Access to the Oaktown Fuels No. 1 Mine is via a 90-foot-deep box cut and a 2,200-foot slope, which facilitates the egress of coals being mined in excess of 375 feet below the surface.  Since beginning first commercial coal production in 2009, the mine workings have substantially grown, and an additional mine access (elevator) was constructed for employee and supply ingress/egress closer to the active production faces.

Oaktown Fuels No. 2 Mine

The assigned and accessible reserve base for the Oaktown Fuels No. 2 Mine contains 30.9 million tons of recoverable Indiana V seam coal, of which 25.6 million tons are currently permitted.  The reserve contains saleable tons which average heating content of approximately 11,540 Btu per pound with approximately 5.6 pounds of sulfur dioxide per MMBtu on an as-received basis.  Access to the Oaktown Fuels No. 2 Mine is via an 80-foot-deep box cut and 2,600-foot slope, which facilitates the egress of coals being mined in excess of 400 feet below the surface.  Since beginning first commercial coal production in 2013 the mines workings have substantially grown and, during 2021, an additional mine access (elevator) has been constructed for employee and supply ingress/egress closer to the active production faces.

Historical production for our Oaktown Mining Complex during the years ended December 31, 2021, 2020, and 2019 is provided in the following table:

	Annual Saleable Production Tons
	(Million Tons)
Mine/Reserve	2021	2020	2019
Oaktown Mining Complex
Oaktown Fuels No. 1 Mine	3.5	3.4	4.2
Oaktown Fuels No. 2 Mine	2.1	1.8	2.3
Total Oaktown Mining Complex Production	5.6	5.2	6.5

Other Properties

The Company holds other recoverable coal reserves in the ILB, which are not deemed individually material.

Ace in the Hole Mine (Ace) (surface) – Assigned

We have 0.05 million controlled, saleable tons at our Ace mine. The Ace mine is near Clay City, Indiana in Clay County and 50 road miles northeast of the Oaktown Mine. The two primary seams are low sulfur coal (~2# SO2), which make up the vast majority of the tons controlled. Mine development began in late December 2012, and we began shipping coal in late August 2013. We truck low sulfur coal from Ace to Oaktown toblend with high sulfur coal. Many utilities in the southeastern U.S. have scrubbers with lower sulfur limits (4.5# SO2) which cannot accept the higher sulfur contents of the ILB (4.5# - 6.5# SO2). Blending high sulfur coal to a lower sulfur specification enables us to market our high sulfur coals to more customers.

The Ace mine is a multi-seam open pit strip mine. The majority of the seams are sold raw, but some of the seams will be washed prior to sales, depending on quality. To convert the tons sold raw, the in-place tonnage is multiplied by a pit recovery of 95% based on seam thickness. To convert the tons sold washed, the in-place tonnage is multiplied by a pit recovery based on seam thickness then reduced by the projected wash plant recovery of 78% to 100% depending on the seam.

We will complete mining operations at Ace in the Hole Mine in 2022.

Ace in the Hole Mine #2 Reserves (surface) – Unassigned

In 2018, we leased property giving us 1.0 million controlled, saleable tons at a new location 2 miles southwest of our Ace in the Hole mine. Future mine development is being reviewed along with other opportunities.

Asset Impairment Review

See Note 2 to our consolidated financial statements.

Our Coal Contracts

In 2021, Sunrise sold 6.2 million tons of coal to 14 power plants in four different states across nine different customers.

During 2021, we derived 95% of our revenue from five customers (10 power plants), with each of the five customers representing at least 10% of our coal sales. During 2020, we derived 79% of our revenue from four customers (6 power plants), with each of the four customers representing at least 10% of our coal sales.

Significant customers in 2021 include Vectren Corporation, a wholly-owned subsidiary of CenterPoint Energy (NYSE: CNP), Orlando Utility Commission (OUC), Alcoa Power Generating, Inc., a subsidiary of Alcoa Corporation (NYSE:  AA), Indianapolis Power & Light Company (IPL), a wholly-owned subsidiary of The AES Corporation (NYSE: AES), and Duke Energy Corporation (NYSE: DUK).

Of our 2021 sales, 73% were shipped to locations in the State of Indiana.

Upon closing the purchase of the Merom Power Plant, we anticipate Hallador Power Company consuming 45% of Sunrise Coal’s production by 2024.

In Q4 2021, customer coal inventories and natural gas (a competitor to coal) inventory levels were both lower than normal.  Customers returned to market this year, and we are increasing production to meet the increasing demand. We are increasing production to 7 million clean tons annually starting in 2022 and expect to maintain that pace into the foreseeable future.

	Contracted	Estimated
	tons	price
Year	(millions)*	per ton
2022	6.8	$39.81
2023	5.3	$43.10
2024 - 2027	6.3	**
Total	18.4

*     Contracted tons are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such option exists in the customer contract.

**   Unpriced or partially priced tons

Of significant note, both the reopening of the economy post Covid-19 related lockdowns and the supply disruption created by the conflict between Russia and Ukraine have significantly increased demand for U.S. steam coal. This has led to higher pricing both for coal and electricity.  All of our 2022 coal and electricity supply is priced, but we anticipate participating in higher coal and electricity prices in 2023.

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

Some utility customers have proposed shuttering certain plant units or entire plants in the coming years.  It remains to be seen whether these plans will be implemented. Upon completion of the acquisition of the Merom Power Plant from Hoosier Energy, we anticipate our mines will need to produce at a 7 million-ton annualized pace for several years.

Liquidity and Capital Resources

As set forth in our Consolidated Statements of Cash Flows, cash provided by operations was $48.0 million and $52.6 million for the years ended December 31, 2021 and 2020 respectively. Operating cash flow decreased primarily due to a reduction in operating margins brought on by lower pricing and increased costs.  Operating margin per ton decreased in 2021 to $7.35/ton from $9.49/ton in 2020, reducing operating cash flow by $11.3 million.  This reduction was offset by changes in certain working capital items, specifically our significant inventory reduction from 2020.

Our capital expenditure budget for 2022 is $25 million, of which $15 million is for maintenance capex.  We also have scheduled payments on long-term debt totaling $25.7 million. We expect cash from operations for 2022 and the utilization of our revolver, if necessary, to fund our maintenance capital expenditures and our debt service.

In 4Q21, we generated lower than expected EBITDA due to elevated cash costs related to: i) a temporary decrease in efficiency, as new hires were integrated into the workforce to support more shifts required to fulfill the significant increase in contracted tonnage, and ii) a lower yield on coal mined due to mining of a coal face ~10.5 miles away from the slope. We amended our bank agreement in March 2022 to provide covenant relief to maintain our liquidity levels as costs are anticipated to improve in 2022.

See Note 5 to our consolidated financial statements for additional discussion about our bank debt and related liquidity.

Off-Balance Sheet Arrangements

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. We have recorded reclamation obligations of $14.1 million, with the long-term portion presented as asset retirement obligations (ARO) and the remainder in accounts payable and accrued liabilities in our accompanying balance sheets. In the event we are not able to perform reclamation, we have surety bonds in place totaling $23.5 million to cover ARO.

Capital Expenditures (capex)

For the year ended December 31, 2021, our capex was $28.1 million allocated as follows (in millions):

Oaktown – maintenance capex	$9.0
Oaktown – investment	19.0
Other	0.1
Capex per the Consolidated Statements of Cash Flows	$28.1

Results of Operations

I.	2021 Net Loss of $3.8 million.

a.	Sales: We shipped 6.2 million tons during 2021, an increase over the 6.0 million tons shipped in 2020.

i.	Coal inventory was reduced by $17.0 million during the year.

b.	Production: 2021 production costs were $32.16/ton. 2020 costs were slightly better at $31.07/ton. Oaktown costs over that same period were $30.34 and $29.84, respectively.

i.	In November 2021, we completed construction and put into service an employee and supply hoist closer to the operating face reducing travel time and related labor costs.

ii.	We experienced supply chain disruptions with some vendors, causing us to pay premium prices for some of our inputs. We expect these increases to dissipate throughout 2022.

c.

Cash Flow & Debt:  We generated $48.0 million in operating cash flow during the year, which we utilized to pay down our bank debt by $26.0 million.  The Small Business Administration notified us in the third quarter of 2021 that the entire $10 million borrowed under the Paycheck Protection Program had been completely forgiven.

i.	As of December 31, 2021, our bank debt was $111.7 million, bringing our liquidity to $33.4 million and our leverage ratio to 2.34X, within our covenant of 3.0X.

The following tables presenting our quarterly results of operations should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. The tables present our unaudited quarterly results of operations for the eight quarters ended December 31, 2021, and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our consolidated operating results for the quarters presented.

	Mar-31	Jun-30	Sep-30	Dec-31
	2021	2021	2021	2021	Total 2021
SALES AND OPERATING REVENUES:
Coal sales	$45,879	$54,600	$79,036	$64,388	$243,903
Other revenues	816	1,038	786	1,123	3,763
Total revenue	46,695	55,638	79,822	65,511	247,666

EXPENSES:
Operating expenses	34,009	42,456	67,792	54,583	198,840
Depreciation, depletion and amortization	10,307	9,715	9,842	10,109	39,973
Asset impairment	—	—	—	1,588	1,588
Asset retirement obligations accretion	363	373	380	388	1,504
Asset retirement obligations change in estimate	—	—	—	(3,510)	(3,510)
Exploration costs	58	159	96	169	482
General and administrative	2,821	3,383	3,067	5,562	14,833
Total operating expenses	47,558	56,086	81,177	68,889	253,710

LOSS FROM OPERATIONS	(863)	(448)	(1,355)	(3,378)	(6,044)

Bank interest	(2,135)	(2,307)	(2,167)	(1,901)	(8,510)
Non-cash interest	237	125	59	41	462
Gain on extinguishment of debt	—	—	10,000	—	10,000
Equity method investment income	—	63	90	211	364
INCOME (LOSS) BEFORE INCOME TAXES	(2,761)	(2,567)	6,627	(5,027)	(3,728)

INCOME TAX EXPENSE (BENEFIT):
Current	—	—	—	—	—
Deferred	(1,729)	397	(1,359)	2,717	26
Total income tax expense (benefit)	(1,729)	397	(1,359)	2,717	26

NET INCOME (LOSS)	$(1,032)	$(2,964)	$7,986	$(7,744)	$(3,754)

NET INCOME (LOSS) PER SHARE:
Basic and diluted	$(0.03)	$(0.10)	$0.26	$(0.25)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	30,611	30,613	30,613	30,618	30,614

	Mar-31	Jun-30	Sep-30	Dec-31
	2020	2020	2020	2020	Total 2020
SALES AND OPERATING REVENUES:
Coal sales	$61,932	$50,473	$64,754	$64,925	$242,084
Other revenues	551	377	493	736	2,157
Total revenue	62,483	50,850	65,247	65,661	244,241

EXPENSES:
Operating expenses	48,469	36,165	46,570	54,753	185,957
Depreciation, depletion and amortization	10,627	10,217	9,315	9,485	39,644
Asset Impairment	—	—	1,799	—	1,799
Asset retirement obligations accretion	333	343	348	357	1,381
Exploration costs	253	208	174	133	768
General and administrative	2,978	2,678	3,131	2,807	11,594
Total operating expenses	62,660	49,611	61,337	67,535	241,143

INCOME (LOSS) FROM OPERATIONS	(177)	1,239	3,910	(1,874)	3,098

Bank interest	(2,654)	(2,842)	(2,714)	(2,443)	(10,653)
Non-cash interest	(3,060)	8	385	290	(2,377)
Equity method investment income (loss)	55	1,231	(119)	(113)	1,054
INCOME (LOSS) BEFORE INCOME TAXES	(5,836)	(364)	1,462	(4,140)	(8,878)

INCOME TAX EXPENSE (BENEFIT):
Current	(524)	—	(74)	—	(598)
Deferred	(1,652)	(618)	(387)	597	(2,060)
Total income tax expense (benefit)	(2,176)	(618)	(461)	597	(2,658)

NET INCOME (LOSS)	$(3,660)	$254	$1,923	$(4,737)	$(6,220)

NET INCOME (LOSS) PER SHARE:
Basic and diluted	$(0.12)	$0.01	$0.06	$(0.15)	$(0.20)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	30,420	30,423	30,465	30,475	30,446

Quarterly coal sales and cost data follow (in 000’s, except for per ton data and wash plant recovery percentage):

All Mines	1st 2021	2nd 2021	3rd 2021	4th 2021	T4Qs
Tons produced	1,592	1,292	1,440	1,447	5,771
Tons sold	1,174	1,403	2,042	1,554	6,173
Coal sales	$45,879	$54,600	$79,036	$64,388	$243,903
Average price/ton	$39.08	$38.92	$38.71	$41.43	$39.51
Wash plant recovery in %	74%	69%	73%	70%
Operating costs	$33,907	$42,364	$67,694	$54,583	$198,548
Average cost/ton	$28.88	$30.20	$33.15	$35.12	$32.16
Margin	$11,972	$12,236	$11,342	$9,805	$45,355
Margin/ton	$10.20	$8.72	$5.55	$6.31	$7.35
Capex	$5,720	$5,117	$7,238	$9,975	$28,050
Maintenance capex	$2,343	$1,049	$2,324	$3,302	$9,018
Maintenance capex/ton	$2.00	$0.75	$1.14	$2.12	$1.46

All Mines	1st 2020	2nd 2020	3rd 2020	4th 2020	T4Qs
Tons produced	1,701	1,468	1,234	1,233	5,636
Tons sold	1,526	1,244	1,585	1,613	5,968
Coal sales	$61,932	$50,473	$64,754	$64,925	$242,084
Average price/ton	$40.58	$40.57	$40.85	$40.25	$40.56
Wash plant recovery in %	74%	76%	71%	68%
Operating costs	$48,334	$36,001	$46,444	$54,640	$185,419
Average cost/ton	$31.67	$28.94	$29.30	$33.87	$31.07
Margin	$13,598	$14,472	$18,310	$10,285	$56,665
Margin/ton	$8.91	$11.63	$11.55	$6.38	$9.49
Capex	$5,999	$4,006	$3,995	$6,661	$20,661
Maintenance capex	$3,470	$2,578	$1,365	$2,342	$9,755
Maintenance capex/ton	$2.27	$2.07	$0.86	$1.45	$1.63

2021 v. 2020

For 2021, we sold 6,173,000 tons at an average price of $39.51/ton. For 2020, we sold 5,968,000 tons an average price of $40.56/ton. The decrease in average price per ton results from our changing contract mix caused by the expiration of contracts and the acquisition of new contracts.  2022 pricing is expected to be comparable to 2021 at approximately $40 per ton.  2023 pricing is expected to improve as we take advantage of the higher pricing environment and is projected at just over $43 per ton based on the current tons under contract.

Operating expenses for our coal mines averaged $32.16/ton and $31.07/ton for the years ended December 31, 2021 and 2020, respectively.  Oaktown costs over the periods were $30.34 and $29.84, respectively. The majority of our production cost increase was a result of approaching the end of our Ace in the Hole Mine’s reserve life.  We anticipate the Ace reserve reaching its end in mid-2022 and being replaced with a new reserve.  At Oaktown, we added 17% to our workforce as we begin to increase production from a 6.2 million-ton pace to over 7 million tons annually.  It will take time and training for our new workforce to reach top efficiency and productivity.  Additionally, as expected and announced, adding a new production unit required mining through challenging conditions during Q4 2021 and completed in Q1 2022. We expect operating costs for our coal mines to be elevated in Q1 2022, but to average $29-$31 per ton for the full year 2022.

Operating expenses associated with the idled Prosperity mine were $1.0 million for both years ended December 31, 2021 and 2020.  We expect operating costs to be $1.0 million in 2022.

Other revenues increased $1.6 million in 2021.  Coal storage contracts and deferral fees charged for tons carried over from 2020 account for $0.8 million.  The remainder represents royalty income on owned minerals that we began collecting in mid-2020.

General and administrative expenses increased $3.2 million in 2021 as a result of increased legal and financing costs associated with the Merom Power Plant acquisition and other projects.  We expect general and administrative expenses for 2022 to remain elevated at $13 - $14 million while we complete the Merom Power Plant acquisition.

Our Sunrise Coal employees and contractors totaled 797 at December 31, 2021, compared to 682 at December 31, 2020.  As previously stated, the significant increase is due to increased demand for our coal going forward.

Signs of Improvement for the Coal Market

I.

Natural Gas - Forward Nymex gas prices (a competitor to coal) average $5.11 for the remainder of 2022, $4.05 for 2023 and $3.51 for 2024. These gas prices cause coal plants to dispatch prior to gas especially in Indiana where ~80% of our coal is sold. Gas prices are significantly higher than recent history and should remain strong until additional production occurs.

II.	Coal Exports - U.S. export prices are significantly higher than recent history due to energy shortfalls in Asia and Europe, resulting in very strong exports in comeing years.

a.	API 4 (Asia)

2021:	Mid $80s / tonne

2022:	$202 / tonne

2023:	$151 / tonne

2024:	$106 / tonne

2025:	$95 / tonne

b.	API 2 (Europe)

2021:	Mid $60s / tonne

2022:	$228 / tonne

2023:	$170 / tonne

2024:	$116 / tonne

2025:	$98 / tonne

III.	Utility Coal Inventories - Coal inventories at power plants remain well below historical averages. As coal demand stays strong and coal supply is limited, inventories should remain low for the foreseeable future.

MSHA Reimbursements

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by MSHA or other government agencies. After applying the provisions of ASU 2014-09, as of December 31, 2021, we do not consider unreimbursed costs from our customers related to these compliance matters to be material and have constrained such amounts and will recognize them when they can be estimated with reasonable certainty.

Income Taxes

Our effective tax rate (ETR) for 2021 was (1%) compared to 30% for 2020. The tax rate for the years ended December 31, 2021 and 2020 are not predictive of future tax rates.  Our ETR differs from the statutory rate due to statutory depletion in excess of tax basis, PPP loan forgiveness, return to provision adjustments, and changes in the valuation allowance. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

Critical Accounting Estimates

We believe that the estimates of our coal reserves, our interest rate swaps, our asset retirement obligation liabilities, our deferred tax accounts, and the estimates used in our impairment analysis are our only critical accounting estimates.

The reserve estimates are used in the depreciation, depletion and amortization calculations and in our internal cash flow projections. If these estimates turn out to be materially under or over-stated, our depreciation, depletion and amortization expense and impairment test may be affected.

The fair value of our interest rate swaps and asset retirement obligation liabilities is determined using a discounted future cash flow model based on the key assumption of anticipated future interest rates and related credit adjustment considerations.

We have analyzed our filing positions in all federal and state jurisdictions where we are required to file income tax returns, and all open tax years in these jurisdictions. We identified our federal tax return and our Indiana state tax return as “major” tax jurisdictions. We believe that our income tax filing positions and deductions would be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position

ITEM 8.  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Hallador Energy Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hallador Energy Company (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, cash flows, and stockholders' equity for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Asset Retirement Obligations

Critical Audit Matter Description

The Company’s asset retirement obligations (“ARO”) balance was $14.0 million as of December 31, 2021. As further described in Note 1, these AROs relate to obligations associated with the future retirement of long-lived assets including underground and surface mines, support facilities, refuse areas, and slurry ponds. The AROs are initially recognized at their estimated fair value at the time incurred and subsequently accreted to their estimated reclamation cost. The Company reviews the ARO balance at least annually and records revisions for permit changes, changes in estimated reclamation costs, and changes in the estimated timing of such costs.

We identified ARO as a critical audit matter as it includes significant judgments made by management as the estimated fair value is determined using a discounted cash flow technique requiring estimates including reclamation costs, credit-adjusted risk-free rates, inflation rates, market risk premiums, and an estimated reclamation date which includes an estimate of the life of the mine and permit and regulatory considerations. In turn, performing audit procedures and evaluating audit evidence obtained related to these significant estimates and judgments required a high degree of judgment and effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●	We gained an understanding of the design of the controls over management’s process to develop the estimates included in the ARO determination.
●	Evaluated the methodology used by management in determining amount of the ARO.
●	Compared certain assumptions to market data including credit-adjusted risk-free rates and inflation rates.
●	Interviewed the Company’s engineering specialists regarding the regulatory requirements and mine closure plans as well as the reclamation cost estimates and scope of the obligations.
●	Evaluated the reclamation cost estimates by comparison to recent activity and historical amounts.
●	We evaluated the adequacy of the Company’s footnote disclosures in relation to AROs.

We have served as the Company’s auditor since 2003.

/S/PLANTE & MORAN, PLLC

Denver, Colorado

March 28, 2022

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hallador Energy Company

Consolidated Balance Sheets

As of December 31,

(in thousands)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,546	$8,041
Restricted cash	3,283	4,030
Accounts receivable	13,584	14,414
Inventory	7,699	24,663
Parts and supplies	10,015	8,903
Prepaid expenses	2,112	3,282
Total current assets	39,239	63,333
Property, plant and equipment:
Land and mineral rights	115,837	115,853
Buildings and equipment	342,782	352,115
Mine development	112,575	93,635
Total property, plant and equipment	571,194	561,603
Less - accumulated depreciation, depletion and amortization	(268,370)	(252,245)
Total property, plant and equipment, net	302,824	309,358
Investment in Sunrise Energy	3,545	3,181
Other assets	8,372	8,258
Total assets	$353,980	$384,130

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net	$23,098	$34,311
Current portion of PPP note	—	5,490
Accounts payable and accrued liabilities	41,528	31,409
Total current liabilities	64,626	71,210
Long-term liabilities:
Bank debt, net	84,667	97,307
PPP note	—	4,510
Deferred income taxes	2,850	2,824
Asset retirement obligations	14,025	16,177
Other	1,577	2,842
Total long-term liabilities	103,119	123,660
Total liabilities	167,745	194,870
Redeemable noncontrolling interests	4,000	4,000
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 30,785 and 30,610 issued and outstanding, respectively	308	306
Additional paid-in capital	104,126	103,399
Retained earnings	77,801	81,555
Total stockholders’ equity	182,235	185,260
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$353,980	$384,130

See accompanying notes.

Hallador Energy Company

Consolidated Statements of Operations

For the years ended December 31,

(in thousands, except per share data)

	2021	2020
SALES AND OPERATING REVENUES:
Coal sales	$243,903	$242,084
Other revenues	3,763	2,157
Total revenue	247,666	244,241
EXPENSES:
Operating expenses	198,840	185,957
Depreciation, depletion and amortization	39,973	39,644
Asset impairment	1,588	1,799
Asset retirement obligations accretion	1,504	1,381
Asset retirement obligations change in estimate	(3,510)	—
Exploration costs	482	768
General and administrative	14,833	11,594
Total operating expenses	253,710	241,143

INCOME (LOSS) FROM OPERATIONS	(6,044)	3,098

Interest expense (1)	(8,048)	(13,030)
Gain on extinguishment of debt	10,000	—
Equity method investment income	364	1,054
LOSS BEFORE INCOME TAXES	(3,728)	(8,878)

INCOME TAX EXPENSE (BENEFIT):
Current	—	(598)
Deferred	26	(2,060)
Total income tax expense (benefit)	26	(2,658)

NET LOSS	$(3,754)	$(6,220)

NET LOSS PER SHARE:
Basic and diluted	$(0.12)	$(0.20)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	30,614	30,446

(1) Bank interest	$8,510	$10,653
Non-cash interest:
Change in interest rate swap valuation	(3,026)	68
Amortization of debt issuance costs	2,564	2,296
Other	—	13
Total non-cash interest	(462)	2,377
Total interest	$8,048	$13,030

See accompanying notes.

Hallador Energy Company

Consolidated Statements of Cash Flows

For the years ended December 31,

(in thousands)

	2021	2020
OPERATING ACTIVITIES:
Net loss	$(3,754)	$(6,220)
Deferred income taxes	26	(2,060)
Equity income – Sunrise Energy	(364)	(1,054)
Cash distribution - Sunrise Energy	—	1,125
Depreciation, depletion and amortization	39,973	39,644
Asset impairment	1,588	1,799
Gain on extinguishment of debt	(10,000)	—
Loss on sale of assets	317	38
Unrealized gain on marketable securities	—	(14)
Change in fair value of interest rate swaps	(3,026)	68
Change in fair value of fuel hedge	(297)	322
Amortization of debt issuance costs	2,564	2,296
Asset retirement obligations accretion	1,504	1,381
Asset retirement obligations change in estimate	(3,510)	—
Stock-based compensation	1,004	1,211
Change in current assets and liabilities:
Accounts receivable	830	11,166
Inventory	16,964	2,893
Parts and supplies	(1,112)	2,872
Prepaid income taxes	—	1,562
Prepaid expenses	(5,215)	—
Accounts payable and accrued liabilities	10,844	(1,405)
Other	(362)	(3,048)
Cash provided by operating activities	$47,974	$52,576

Hallador Energy Company

Consolidated Statements of Cash Flows

For the years ended December 31,

(in thousands)

(continued)

	2021	2020
INVESTING ACTIVITIES:
Capital expenditures	$(28,050)	$(20,688)
Proceeds from sale of equipment	525	56
Proceeds from sale of marketable securities	—	2,310
Proceeds from maturities of certificates of deposit	—	245
Investment in Sunrise Energy	—	(113)
Cash used in investing activities	(27,525)	(18,190)
FINANCING ACTIVITIES:
Payments on bank debt	(46,249)	(49,662)
Borrowings of bank debt	20,250	7,250
Proceeds from PPP note	—	10,000
Debt issuance costs	(418)	(1,903)
Taxes paid on vesting of RSUs	(274)	(75)
Dividends	—	(1,236)
Cash used in financing activities	(26,691)	(35,626)
Decrease in cash, cash equivalents, and restricted cash	(6,242)	(1,240)
Cash, cash equivalents, and restricted cash, beginning of year	12,071	13,311
Cash, cash equivalents, and restricted cash, end of year	$5,829	$12,071

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$2,546	$8,041
Restricted cash	3,283	4,030
	$5,829	$12,071

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8,720	$10,971

SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Change in capital expenditures included in accounts payable and prepaid expenses	$8,520	$1,199

See accompanying notes.

Hallador Energy Company

Consolidated Statement of Stockholders’ Equity

(in thousands)

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
BALANCE, DECEMBER 31, 2019	30,420	$304	$102,215	$89,011	$191,530
Stock-based compensation	—	—	1,211	—	1,211
Stock issued on vesting of RSUs	193	1	(1)	—	—
Taxes paid on vesting of RSUs	(80)	—	(75)	—	(75)
Dividends	—	—	—	(1,236)	(1,236)
Net loss	—	—	—	(6,220)	(6,220)
Other	77	1	49	—	50
BALANCE, DECEMBER 31, 2020	30,610	306	103,399	81,555	185,260
Stock-based compensation	—	—	1,004	—	1,004
Stock issued on vesting of RSUs	296	3	(3)	—	—
Taxes paid on vesting of RSUs	(121)	(1)	(274)	—	(275)
Net loss	—	—	—	(3,754)	(3,754)
BALANCE, DECEMBER 31, 2021	30,785	308	104,126	77,801	182,235

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

Going Concern - Alleviation of Substantial Doubt

In accordance with ASU 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we are required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our financials are issued. When management identifies conditions or events that raise substantial doubt about their ability to continue as a going concern it should consider whether its plans to mitigate those relevant conditions or events will alleviate the substantial doubt. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of management’s plans, the entity should disclose information that enables user of financial statements to understand the principal events that raised the substantial doubt, management’s evaluation of the significance of those conditions or events, and management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

We performed the analysis, and our overall assessment was there were conditions or events, considered in the aggregate as of December 31, 2021, which raised substantial doubt about our ability to continue as a going concern within the next year, but such doubt was adequately mitigated by our plans to address the substantial doubt.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During our analysis and overall assessment, it became clear that we were likely to violate one or more of our financial covenants due to a step down of our leverage ratio and a step up of our debt service coverage ratio beginning with quarter ending March 31, 2022 due to lower than expected EBITDA, a significant factor in the calculation of both ratios. This factor raised substantial doubt about the Company’s ability to continue as a going concern.

In March 2022, as disclosed in Note 5, the Company executed an amendment to our credit agreement providing relief on the covenants in question until the time our internal projections show that we will again meet the covenants.

Accordingly, the above factors have alleviated substantial doubt about the entity’s ability to continue as a going concern.

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

Allowance for Doubtful Accounts

The Company evaluates the need for an allowance for uncollectible receivables based on a review of account balances that are likely to be uncollectible, as determined by such variables as customer creditworthiness, the age of the receivables and disputed amounts. Historically, credit losses have been insignificant. At December 31, 2021 and 2020, no allowance was recorded for uncollectible accounts receivable as all amounts were deemed collectible.

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

Obligations are reflected at the present value of their future cash flows. We reflect accretion of the obligations for the period from the date they are incurred through the date they are extinguished. The ARO assets are amortized using the units-of-production method over estimated recoverable (proven and probable) reserves. We are using credit-adjusted risk-free discount rates ranging from 5.0% to 10% to discount the obligation, inflation rates anticipated during the time to reclamation, and cost estimates prepared by our engineers inclusive of market risk premiums.  Federal and state laws require that mines be reclaimed in accordance with specific standards and approved reclamation plans, as outlined in mining permits. Activities include reclamation of pit and support acreage at surface mines, sealing portals at underground mines, and reclamation of refuse areas and slurry ponds.

We review our ARO at least annually and reflect revisions for permit changes, changes in our estimated reclamation costs and changes in the estimated timing of such costs. The change in estimate was a result of a change in timing of expected reclamation of the Ace in the Hole Mine, Carlisle Mine, and Prosperity Mine and updates to inflation rates from when the liabilities were first projected. In the event we are not able to perform reclamation, we have surety bonds totaling $23.5 million to cover ARO.

The table below (in thousands) reflects the changes to our ARO:

	Year Ended December 31,
	2021	2020
Balance, beginning of year	$16,277	$15,764
Accretion	1,504	1,381
Change in estimate	(3,510)	—
Payments	(146)	(868)
Balance, end of year	14,125	16,277
Less current portion	(100)	(100)
Long-term balance, end of year	$14,025	$16,177

Interest Rate Swaps

The Company generally utilizes derivative instruments to manage exposures to interest rate risk on long-term debt. The Company enters into interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deems appropriate. These interest rate swaps have not been designated as hedging instruments and are accounted for as an asset or a liability in the accompanying Consolidated Balance Sheets at their fair value.  Realized and unrealized gains and losses are classified as operating activities in the accompanying Consolidated Statements of Cash Flows.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates. The most significant estimates included in the preparation of the financial statements relate to: (i) deferred income tax accounts, (ii) coal reserves, (iii) depreciation, depletion, and amortization, (iv) estimates relating to interest rate swaps, (v) estimates used in our impairment analysis and measurement of impairments, and (vi) estimates used in the calculation of our asset retirement obligations.

Long-term Contracts

As of December 31, 2021, we are committed to supplying our customers up to a maximum of 20.7 million tons of coal through 2027 of which 16.2 million tons are priced.

For 2021, we derived 95% of our coal sales from five customers, each representing at least 10% of our coal sales. 99% of our accounts receivable was from five customers, each representing more than 10% of the December 31, 2021 balance.

For 2020, we derived 79% of our coal sales from four customers, each representing at least 10% of our coal sales. 87% of our accounts receivable was from four customers, each representing more than 10% of the December 31, 2020 balance.

Stock-based Compensation

Stock-based compensation for restricted stock units is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally two to four years) using the straight-line method.

(2)    LONG-LIVED ASSET IMPAIRMENTS

Long-lived assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable.  The impact of COVID-19 is being monitored closely, but for the years ended December 31, 2021 and 2020, there were no material COVID-19 related impairment charges recorded for long-lived assets.

Prosperity Mine

We recorded an impairment of $1.6 million as of December 31, 2021 on assets consisting of the wash plant and rail facilities at the Prosperity Mine.  The wash plant was torn down and the remaining rail was pulled up in the fourth quarter of 2021.  We have estimated the scrap value to be $1.1 million on the carrying value of $2.7 million.  The remaining scrap will be sold in 2022.

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

(3)     INVENTORY

Inventory is valued at lower of average cost or net realizable value (NRV).  As of December 31, 2021, and December 31, 2020, coal inventory includes NRV adjustments of $3.8 million and $1.6 million, respectively.

(4)     OTHER LONG-TERM ASSETS (IN THOUSANDS)

	December 31,
	2021	2020
Advanced coal royalties	$6,678	$6,449
Other	1,694	1,809
Total other assets	$8,372	$8,258

(5)     BANK DEBT

On April 15, 2020, we executed an amendment to our credit agreement with PNC, administrative agent for our lenders.  The primary purposes of the amendment were to modify the allowable leverage ratio over the term of the loan to increase available liquidity.   As a result of the amendment, our maximum annual capital expenditures are limited to $30 million for 2020 and $25 million for each year thereafter with carryover provisions of unused expenditures, and our dividend is suspended until our leverage ratio falls below 2.0X.

On March 25, 2022, we executed another amendment to our credit agreement with PNC to return the allowable leverage ratio and debt service coverage ratio to their December 31, 2021 levels through September 30, 2022, with the debt service coverage ratio waived for March 31, 2022.

During 2021, we reduced our bank debt by $26.0 million through net cash payments, which as of December 31, 2021, was $111.7 million.  Bank debt is comprised of term debt ($31.2 million as of December 31, 2021) and a $120.0 million revolver ($80.5 million borrowed as of December 31, 2021).  The term debt amortization concludes with the final payment in March 2023.  The revolver matures September 2023.  Our debt is recorded at amortized cost, which approximates fair value due to the variable interest rates in the agreement and is collateralized primarily by our assets.

Liquidity

As of December 31, 2021, we had additional borrowing capacity of $33.4 million under the revolver and total liquidity of $35.9 million.  Our additional borrowing capacity is net of $5.7 million in outstanding letters of credit as of December 31, 2021 that were required to maintain surety bonds.  Liquidity consists of our additional borrowing capacity and cash and cash equivalents.

Fees

Unamortized bank fees and other costs incurred in connection with the initial facility and subsequent amendments totaled $7.9 million as of our amendment in April 2020. Additional costs incurred with the April 15, 2020 amendment were $1.9 million. Additional fees of $0.4 million were incurred in May 2021, for a technical amendment related to our entry into the renewable power market.   These costs were deferred and are being amortized over the term of the loan. Unamortized costs as of December 31, 2021 and 2020 were $4.0 million and $6.1 million, respectively.

Bank debt, less debt issuance costs, is presented below (in thousands):

	December 31,
	2021	2020
Current bank debt	$25,725	$36,750
Less unamortized debt issuance cost	(2,627)	(2,439)
Net current portion	$23,098	$34,311

Long-term bank debt	$86,013	$100,988
Less unamortized debt issuance cost	(1,346)	(3,681)
Net long-term portion	$84,667	$97,307

Total bank debt	$111,738	$137,738
Less total unamortized debt issuance cost	(3,973)	(6,120)
Net bank debt	$107,765	$131,618

Covenants

The credit facility includes a Maximum Leverage Ratio (consolidated funded debt / trailing twelve months adjusted EBITDA), calculated as of the end of each fiscal quarter for the trailing twelve months, not to exceed the amounts below:

Fiscal Periods Ending	Ratio
December 31, 2021	3.00 to 1.00
March 31, 2022, and each fiscal quarter thereafter	2.50 to 1.00

As of December 31, 2021, our Leverage Ratio of 2.34 was in compliance with the requirements of the credit agreement.

The credit facility also requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA / annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.05 to 1.00 through December 31, 2021, at which time it increases to 1.25 to 1.00 through the maturity of the credit facility.

As of December 31, 2021, our Debt Service Coverage Ratio of 1.11 was in compliance with the requirements of the credit agreement.

Interest Rate

The interest rate on the facility ranges from LIBOR plus 2.75% to LIBOR plus 4.00%, depending on our Leverage Ratio, with a LIBOR floor of 0.50%.  We entered into swap agreements to fix the LIBOR component of the interest rate at 2.92% on the declining term loan balance and on $52.7 million of the revolver. At December 31, 2021, we are paying LIBOR at the swap rate of 2.92% plus 3.50% for a total interest rate of 6.42% on the hedged amount ($83.9 million) and 3.5% on the remainder ($27.8 million).

Future Maturities (in thousands):
2022	25,725
2023	86,013
Total	$111,738

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

Under the terms of the CARES Act, PPP loan recipients can apply for forgiveness. The SBA can grant forgiveness of all, or a portion of, loans made under the PPP if the recipients use the PPP loan proceeds for eligible purposes, including payroll costs, mortgage interest, rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. The Company used the PPP Loan proceeds for qualifying expenses and applied for the forgiveness of the PPP Loan in accordance with the terms of the CARES Act.

On July 23, 2021, we received a notification from the Lender that the SBA approved our PPP Loan forgiveness application for the entire PPP Loan balance of $10 million, together with interest accrued thereon. The Lender notified us that the forgiveness payment was received on July 26, 2021.  The forgiveness of the PPP Loan is recognized as other income.

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

(6)     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (IN THOUSANDS)

	December 31,
	2021	2020
Accounts payable	$27,835	$14,785
Accrued property taxes	2,529	2,566
Accrued payroll	2,413	1,621
Workers' compensation reserve	2,560	2,988
Group health insurance	1,800	1,800
Fair value of interest rate swaps	867	2,793
Other	3,524	4,856
Total accounts payable and accrued liabilities	$41,528	$31,409

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

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. 73% and 74% of our coal revenue for the years ended December 31, 2021 and 2020, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida, North Carolina, Kentucky, Georgia, South Carolina, and Tennessee.

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

We have remaining performance obligations relating to fixed priced contracts of approximately $588 million, which represent the average fixed prices on our committed contracts as of December 31, 2021. We expect to recognize approximately 85% of this revenue in 2022 and 2023, with the remainder recognized thereafter.

We have remaining performance obligations relating to contracts with price reopeners of approximately $166 million, which represents our estimate of the expected re-opener price on committed contracts as of December 31, 2021. We expect to recognize all of this revenue beginning in 2024.

The tons used to determine the remaining performance obligations are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such option exists in the customer contract.

Contract Balances

Under ASC 606, the timing of when a performance obligation is satisfied can affect the presentation of accounts receivable, contract assets, and contract liabilities. The main distinction between accounts receivable and contract assets is whether consideration is conditional on something other than the passage of time. A receivable is an entity’s right to consideration that is unconditional. Under the typical payment terms of our contracts with customers, the customer pays us a base price for the coal, increased or decreased for any quality adjustments. Amounts billed and due are recorded as trade accounts receivable and included in accounts receivable in our consolidated balance sheets. As of January 1, 2020, accounts receivable for coal sales billed to customers was $14.4 million. We do not currently have any contracts in place where we would transfer coal in advance of knowing the final price of the coal sold, and thus do not have any contract assets recorded. Contract liabilities arise when consideration is received in advance of performance.

(8)     INCOME TAXES

Our income tax is different than the expected amount computed using the applicable federal statutory income tax rate of 21%.  The reasons for and effects of such differences for the years ended December 31 are below (in thousands):

	2021	2020
Expected amount	$(783)	$(1,865)
State income taxes, net of federal benefit	(767)	(644)
Percentage depletion	(1,725)	(2,154)
Valuation allowance	3,376	1,275
Stock-based compensation	380	67
PPP loan forgiveness	(2,100)	—
Return to provision adjustments	1,610	(60)
Other	35	723
	$26	$(2,658)

The deferred tax assets and liabilities resulting from temporary differences between book and tax basis are comprised of the following at December 31 (in thousands):

	2021	2020
Deferred tax assets:
Net operating loss	$32,659	$24,081
Valuation allowance	(4,651)	(1,275)
Capital loss carryforward	—	525
Stock-based compensation	—	179
Other	—	234
Total deferred tax assets	28,008	23,744

Deferred tax liabilities:
Coal properties	(30,368)	(26,171)
Investment in partnerships	(484)	(397)
Other	(6)	—
Total deferred tax liabilities	(30,858)	(26,568)

Net deferred tax liability	$(2,850)	$(2,824)

Our effective tax rate (ETR) for 2021 was (1%) compared to 30% for 2020. The tax rate for the years ended December 31, 2021 and 2020 are not predictive of future tax rates. Our ETR differs from the statutory rate due to statutory depletion in excess of tax basis, PPP loan forgiveness, return to provision adjustments, and changes in the valuation allowance.  The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. We believe that it is more likely than not that the benefit from certain federal and state NOL carryforwards will not be realized. In recognition of this, we have provided a valuation allowance of $4.7 million and $1.3 on the deferred tax assets related to these state NOL carryforwards as of December 31, 2021 and 2020, respectively.

We have analyzed our filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions, to determine whether the positions will be more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year. We identified our federal tax return and our Indiana state tax return as “major” tax jurisdictions. We believe that our income tax filing positions and deduction will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position. While not material, we record any penalties and interest as general and administrative expense.   Tax returns filed with the IRS and state entities generally remain subject to examination for three years after filing.

At December 31, 2021, we had approximately $125 million and $158 million of federal and Indiana net operating loss carryforwards (“NOLs”), respectively. These NOLs are available to offset future taxable income. Federal NOLs generated in 2017 and prior years have a carryforward period of 20 years while those generated in 2018 and future years carryforward indefinitely. The federal NOLs generated in pre-2018 years of $56 million can offset 100% of the current years' taxable income.  The federal NOLs generated in post 2017 years of $69 million can offset 80% of current years' taxable income.  The pre-2018 federal NOLs will expire in varying amounts from 2035 to 2037 if they are not utilized. Indiana NOLs have a 20-year carryforward period and will expire in the years 2034 to 2041 if they are not utilized.

(9)     STOCK COMPENSATION PLANS

Restricted Stock Units (RSUs)

The table below shows the number of RSUs available for issuance at December 31, 2021:

Total authorized RSUs in Plan approved by shareholders	4,850,000
Stock issued out of the Plan from vested grants	(3,265,829)
Non-vested grants	(183,000)
RSUs available for future issuance	1,401,171

Non-vested grants at December 31, 2019	488,500
Granted – weighted average share price on grant date was $.90	40,000
Vested – weighted average share price on vesting date was $.92	(193,250)
Forfeited	(11,000)
Non-vested grants at December 31, 2020	324,250
Granted – weighted average share price on grant date was $2.46.	173,000
Vested – weighted average share price on vesting date was $2.27.	(296,250)
Forfeited	(18,000)
Non-vested grants at December 31, 2021	183,000

RSU Vesting Schedule

Vesting Year	RSUs Vesting
2023	183,000

Vested shares had a value of $0.7 million for 2021, and $0.2 million for 2020, on their vesting dates.   Under our RSU plan, participants are allowed to relinquish shares to pay for their required statutory income taxes.

The outstanding RSUs have a value of $0.7 million based on the March 21, 2022 closing stock price of $3.74.

For the years ended December 31, 2021 and 2020 stock-based compensation was $1.0 million and $1.2 million, respectively. For 2022 and 2023, based on existing RSUs outstanding, stock-based compensation expense is estimated to be $0.2 million each year.

Stock Options

We have no stock options outstanding.

Stock Bonus Plan

Our stock bonus plan was authorized in late 2009 with 250,000 shares. Currently, we have 86,383 shares available for future issuance.

(10)     EMPLOYEE BENEFITS

We have no defined benefit pension plans or post-retirement benefit plans. We offer our employees a 401(k) Plan, where we match 100% of the first 4% that an employee contributes and a discretionary Deferred Bonus Plan for certain key employees. We also offer health benefits to all employees and their families. We have 2,274 participants in our employee health plan. The plan does not cover dental, vision, short-term or long-term disability. These coverages are available on a voluntary basis. We bear some of the risk of our employee health plans. Our health claims are capped at $200,000 per person with a maximum annual exposure of $16.6 million not including premiums.

Our employee benefit expenses for the years ended December 31 are below (in thousands):

	2021	2020
Health benefits, including premiums	$13,084	$13,173
401(k) matching	1,946	1,797
Deferred bonus plan	698	679
Total	$15,728	$15,649

Of the amounts in the above table, $15.2 million and $15.0 million are recorded in operating costs and expenses for 2021 and 2020, respectively with the remainder in SG&A.

Our mine employees are also covered by workers’ compensation and such costs for 2021 and 2020, were approximately $2.9 million and $1.9 million, respectively, and are recorded in operating costs and expenses. Workers’ compensation is a no-fault system by which individuals who sustain work-related injuries or occupational diseases are compensated. Benefits and coverage are mandated by each state which includes disability ratings, medical claims, rehabilitation services, and death and survivor benefits. We are partially self-insured for such claims, however, our operations are protected from these perils through stop-loss insurance policies. Our maximum annual exposure is limited to $1 million per occurrence with a $4 million aggregate deductible. Based on discussions and representations from our insurance carrier, we believe that our reserve for our workers’ compensation benefits is adequate.

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

Information related to leases was as follows as of December 31 (in thousands):

2021
Operating lease information:
Operating cash outflows from operating leases	$199
Weighted average remaining lease term in years	2.21
Weighted average discount rate	6.0%

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows (in thousands):

Year	Amount

2022	$207
2023	174
2024	60
Total minimum lease payments	$441
Less imputed interest	(17)

Total operating lease liability	$424

As reflected on balance sheet:
Other long-term liabilities	$424

At December 31, 2021, we had approximately $424,000 right-of-use operating lease assets recorded within “buildings and equipment” on the Consolidated Balance Sheet.

(12)     SELF INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among seven mining units dispersed over 10 miles. The historical cost of such equipment was approximately $260 million and $269 million as of December 31, 2021 and December 31, 2020, respectively.

Restricted cash of $3.3 million and $4.0 million as of December 31, 2021, and December 31, 2020, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(13)     NET LOSS PER SHARE

We compute net loss per share using the two-class method, which is an allocation formula that determines net loss per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table (in thousands, except per share amounts) sets forth the computation of net loss per share:

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(3,754)	$(6,220)
Less loss allocated to RSUs	35	94
Net loss allocated to common shareholders	$(3,719)	$(6,126)

Denominator:
Weighted average number of common shares outstanding	30,614	30,446

Net loss per share:
Basic and diluted	$(0.12)	$(0.20)

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

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our Level 3 instruments are comprised of fuel hedges, interest rate swaps, and impairment measurements. The fair values of our hedges and swaps were estimated using discounted cash flow calculations based upon forward fuel prices and interest-rate yield curves. The notional values of our two interest rate swaps were $53 million and $31 million as of December 31, 2021, both with maturities of May 2022.  Although we utilize third-party broker quotes to assess the reasonableness of our prices and valuation, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2. The Company also recorded impairments during Q3 of 2021 and Q4 of 2021 which incorporate Level 3 non-recurring fair value measures as further discussed in Note 2.   Certain properties' asset retirement obgligation liabilities use Level 3 non-recurring fair value measures which are discussed in Note 1.

The following table summarizes our financial assets and liabilities measured on a recurring basis at fair value at December 31, 2021 and 2020 by respective level of the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2021
Liabilities:
Interest rate swaps	—	—	867	867
	$—	$—	$867	$867

December 31, 2020
Liabilities:
Fuel hedge	$—	$—	$297	$297
Interest rate swaps	—	—	3,893	3,893
	$—	$—	$4,190	$4,190

The table below highlights the change in fair value of the fuel hedges and interest rate swaps which are based on a discounted future cash flow model (in thousands):

Ending balance, December 31, 2019	$(3,800)
Change in estimated fair value	(390)
Ending balance, December 31, 2020	(4,190)
Change in estimated fair value	3,323
Ending balance, December 31, 2021*	$(867)

-------------------------------

*Recorded in accounts payable and accrued liabilities and other liabilities in the Balance Sheet to these Consolidated Financial Statements.

(15)     EQUITY METHOD INVESTMENTS

Sunrise Energy, LLC

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for oil, gas, and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our consolidated balance sheets as of December 31, 2021 and 2020 was $3.5 million and $3.2 million, respectively.

Sunrise Energy plans to develop and explore for oil, gas, and coal-bed methane gas reserves on or near our underground coal reserves.

(16)   HOURGLASS SANDS

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

(17)   SUBSEQUENT EVENTS

As announced in our Form 8-K filed on February 18, 2022, on February 14, 2022, Hallador Energy Company, through its subsidiary Hallador Power Company, LLC, entered into an Asset Purchase Agreement (the "Purchase Agreement") to acquire Hoosier Energy’s 1-Gigawatt Merom Generating Station, located in Sullivan County, Indiana, in return for assuming certain decommissioning costs and environmental responsibilities. The transaction, which includes a 3.5-year power purchase agreement (PPA), is scheduled to close in mid- July 2022 upon obtaining required governmental and financial approvals.

On March 25, 2022, we executed an amendment to our credit agreement with PNC as discussed in Note 5 to these consolidated financial statments.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our ICFR as of December 31, 2021.  Based on that evaluation, our management concluded that our ICFR was effective at December 31, 2021.

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On March 25, 2022, Hallador Energy Company executed an amendment to its credit agreement with PNC, administrative agent for its lenders. The primary purpose of the amendment is to return the allowable leverage ratio and debt service coverage ratio to their December 31, 2021 levels through September 30, 2022, with the debt service coverage ratio waived for March 31, 2022.

The interest rate per the amendment ranges from LIBOR plus 2.75% to LIBOR plus 4.00%, with a LIBOR floor of 0.50%, depending on the Company’s leverage ratio. The Company expects the interest rate to be LIBOR plus 3.50% for 2022.

A copy of the credit agreement is filed herewith as Exhibit 10.10 to this Form 10-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART  III

Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Items 10 through 14 of Part III of this Report is incorporated by reference from our definitive proxy statement, which is to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2020.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Item 8 for an index of our financial statements.

Our exhibit index is as follows:

3.1	Second Restated Articles of Incorporation of Hallador Energy Company effective December 24, 2009. (1)
3.2	By-laws of Hallador Energy Company, effective December 24, 2009 (2)
4.1	Description of Securities (3)
10.1	2009 Stock Bonus Plan (4)*
10.2	Third Amended and Restated Credit Agreement dated May 21, 2018 (5)
10.3	Second Amendment to the Third Amended and Restated Credit Agreement as of September 30, 2019 (6)
10.4	Third Amendment to the Third Amended and Restated Credit Agreement and Waiver (7)
10.5	US SBA Loan (PPP) dated April 16, 2020 (7)
10.6	Amended and Restated Hallador Energy Company 2008 Restricted Stock Unit Plan (8)
10.7	Form of Hallador Energy Company Restricted Stock Unit Issuance Agreement* (8)
10.8	Hallador Energy Company 2020 Compensation Plan adopted March 5, 2020 *(9)
10.9	Asset and Purchase Agreement dated February 14, 2022 (10)
10.10	Sixth Amendement to the Third Amended and Restated Credit Agreement dated March 25, 2022 (12)
14	Code of Ethics for Senior Financial Officers (11)
21.1	List of Subsidiaries (12)
23.1	Consent of Plante & Moran, PLLC (12)
31.1	SOX 302 Certification - President and CEO (12)
31.2	SOX 302 Certifications - CFO (12)
31.3	SOX 302 Certifications - CAO (12)
32	SOX 906 Certification (12)
95	Mine Safety Disclosure (12)
101.INS*	Inline XBRL Instance Document (12)
101.SCH*	Incline XBRL Schema Document (12)
101.CAL*	Inline XBRL Calculation Linkbase Document (12)
101.LAB*	Inline XBRL Labels Linkbase Document (12)
101.PRE*	Inline XBRL Presentation Linkbase Document (12)
101.DEF*	Inline XBRL Definition Linkbase Document (12)
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1)	IBR to Form 8-K dated December 31, 2009
(2)	IBR to Form 10-K/A dated June 29, 2020
(3)	IBR to Form 10-K dated March 9, 2020
(4)	IBR to Form S-8 dated December 1, 2009
(5)	IBR to Form 10-Q dated August 6, 2018
(6)	IBR to Form 10-Q dated November 4, 2019
(7)	IBR to Form 10-Q dated May 11, 2020
(8)	IBR to Form DEF 14A dated April 11, 2017
(9)	IBR to Form 10-K/A dated June 12, 2020
(10)	IBR to Form 8-K/A dated March 11, 2022
(11)	IBR to Form 10KSB dated April 14, 2006
(12)	Filed herewith.

*     Management Agreements

ITEM 16.  FORM 10-K SUMMARY.

As this item is optional, no summary is presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: March 28, 2022	/s/LAWRENCE D. MARTIN
Lawrence D. Martin, CFO

Date: March 28, 2022	/s/R. TODD DAVIS
R. Todd Davis, CAO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/DAVID HARDIE
David Hardie	Director	March 28, 2022

/s/BRYAN LAWRENCE
Bryan Lawrence	Director	March 28, 2022

/s/BRENT BILSLAND
Brent Bilsland	Board Chairman, President and CEO	March 28, 2022

/s/DAVID J. LUBAR
David J. Lubar	Director	March 28, 2022