Form 10-Q
period 2022-03-31
HALLADOR ENERGY CO
filed 2022-05-23
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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

As of May 20, 2022, we had 30,785,067 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$4,289	$2,546
Restricted cash	3,288	3,283
Accounts receivable	15,407	13,584
Inventory	8,775	7,699
Parts and supplies	11,470	10,015
Prepaid expenses	1,195	2,112
Total current assets	44,424	39,239
Property, plant and equipment:
Land and mineral rights	115,839	115,837
Buildings and equipment	346,932	342,782
Mine development	116,198	112,575
Total property, plant and equipment	578,969	571,194
Less - accumulated depreciation, depletion and amortization	(277,545)	(268,370)
Total property, plant and equipment, net	301,424	302,824
Investment in Sunrise Energy	3,695	3,545
Other assets	8,333	8,372
Total Assets	$357,876	$353,980
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net	$116,178	$23,098
Accounts payable and accrued liabilities	47,726	41,528
Total current liabilities	163,904	64,626
Long-term liabilities:
Bank debt, net	—	84,667
Deferred income taxes	2,673	2,850
Asset retirement obligations	13,668	14,025
Other	1,475	1,577
Total long-term liabilities	17,816	103,119
Total liabilities	181,720	167,745
Redeemable noncontrolling interests	4,000	4,000
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized; 30,785 issued and outstanding	308	308
Additional paid-in capital	104,181	104,126
Retained earnings	67,667	77,801
Total stockholders’ equity	172,156	182,235
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$357,876	$353,980

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
SALES AND OPERATING REVENUES:
Coal sales	$57,010	$45,879
Other revenues	1,897	816
Total revenue	58,907	46,695
EXPENSES:
Operating expenses	54,601	34,009
Depreciation, depletion and amortization	9,531	10,307
Asset retirement obligations accretion	246	363
Exploration costs	57	58
General and administrative	3,149	2,821
Total operating expenses	67,584	47,558

LOSS FROM OPERATIONS	(8,677)	(863)

Interest expense (1)	(1,784)	(1,898)
Equity method investment income	150	—
LOSS BEFORE INCOME TAXES	(10,311)	(2,761)

INCOME TAX BENEFIT:
Current	—	—
Deferred	(177)	(1,729)
Total income tax benefit	(177)	(1,729)

NET LOSS	$(10,134)	$(1,032)

NET LOSS PER SHARE:
Basic and diluted	$(0.33)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	30,785	30,611

(1) Interest Expense:
Bank interest	1,710	2,135
Non-cash interest:
Change in interest rate swap valuation	(617)	(848)
Amortization of debt issuance costs	691	611
Total non-cash interest	74	(237)
Total interest expense	$1,784	$1,898

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(10,134)	$(1,032)
Deferred income taxes	(177)	(1,729)
Equity income – Sunrise Energy	(150)	—
Depreciation, depletion, and amortization	9,531	10,307
Loss on sale of assets	57	—
Change in fair value of interest rate swaps	(617)	(848)
Change in fair value of fuel hedge	—	(239)
Amortization of debt issuance costs	691	611
Asset retirement obligations accretion	246	363
Cash paid on asset retirement obligation reclamation	(703)	—
Stock-based compensation	55	282
Provision for loss on customer contracts	159	—
Change in current assets and liabilities:
Accounts receivable	(1,823)	781
Inventory	(1,076)	(9,373)
Parts and supplies	(1,455)	(385)
Prepaid expenses	1,647	(242)
Accounts payable and accrued liabilities	6,563	4,342
Other	163	135
Cash provided by operating activities	2,977	2,973
INVESTING ACTIVITIES:
Capital expenditures	(9,082)	(5,720)
Proceeds from sale of equipment	131	—
Cash used in investing activities	(8,951)	(5,720)
FINANCING ACTIVITIES:
Payments on bank debt	(9,188)	(9,188)
Borrowings of bank debt	17,500	7,500
Debt issuance costs	(590)	—
Taxes paid on vesting of RSUs	—	(2)
Cash provided by (used in) financing activities	7,722	(1,690)
Increase (decrease) in cash, cash equivalents, and restricted cash	1,748	(4,437)
Cash, cash equivalents, and restricted cash, beginning of period	5,829	12,071
Cash, cash equivalents, and restricted cash, end of period	$7,577	$7,634
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CONSIST OF THE FOLLOWING:
Cash and cash equivalents	$4,289	$3,863
Restricted cash	3,288	3,771
	$7,577	$7,634

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,044	$2,145
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Change in capital expenditures included in accounts payable and prepaid expense	$(641)	$1,872

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2021	30,785	$308	$104,126	$77,801	$182,235
Stock-based compensation	—	—	55	—	55
Net loss	—	—	—	(10,134)	(10,134)
Balance, March 31, 2022	30,785	$308	$104,181	$67,667	$172,156

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2020	30,610	$306	$103,399	$81,555	$185,260
Stock-based compensation	—	—	282	—	282
Stock issued on vesting of RSUs	4	—	—	—	—
Taxes paid on vesting of RSUs	(1)	—	(2)	—	(2)
Net loss	—	—	—	(1,032)	(1,032)
Balance, March 31, 2021	30,613	$306	$103,679	$80,523	$184,508

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

The results of operations and cash flows for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2022.

Our organization and business, the accounting policies we follow, and other information are contained in the notes to our consolidated financial statements filed as part of our 2021 Annual Report on Form 10-K. This quarterly report should be read in conjunction with such Annual Report on Form 10-K.

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

Going Concern

In accordance with ASU 2014-15, “ Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that our financials are issued. We performed the analysis, and our overall assessment was there were conditions or events, considered in the aggregate as of March 31, 2022, which raised substantial doubt about our ability to continue as a going concern within the next year.

During our analysis and overall assessment as we were preparing our Form 10-Q in April, we determined that we were in violation of one of our financial covenants for the quarter ending March 31, 2022 due to lower than expected Adjusted EBITDA, a significant non-GAAP factor in the calculation of the ratio, and could be in violation of financial covenants in future quarters, which management determined raises substantial doubt about the Company’s ability to continue as a going concern.  These factors did not exist when we filed our Form 10-K on March 28, 2022 as we were projecting at the time that all covenants would be met for the next twelve months and beyond.

The Company has embarked on the following actions to address the concerns:

●

We executed an amendment to our credit agreement loosening our debt to EBITDA covenant for the three months ending March 31, 2022 and June 30, 2022. We plan to continue discussions with our banking group regarding possible non-compliance in future quarters if our other plans do not materialize.

●	We have improved production productivity by 20% in April and May. This has led to significant production cost improvements.

●

We have modified existing sales contracts, resulting in our average sales price increasing for the balance of 2022 – 2025. As the sales market is the strongest it has been in decades, we anticipate negotiating additional price increases for 2022-2023 later in the year.

o

We expect the production cost improvements we have experienced that started in the second quarter 2022, coupled with our anticipated sales price increases, to increase our margins to closer to our historic >$10 per ton margins starting in June.

●

We anticipate completing the acquisition of the Merom Generating Station (Merom) in the third quarter of 2022, subject to receiving certain regulatory and financial approvals, which we expect to significantly add to the profitability of our Company and increase EBITDA at that time.

●	We also expect the dramatically stronger coal markets to contribute to an increase in our EBITDA in 2023.

●	In May, we issued $10 million in convertible notes to parties affiliated with four of our board members and one unrelated party, to add to our March 31, 2022 liquidity of $20.6MM.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Although we are confident that the actions we have taken and are taking will alleviate the substantial doubt, no assurance can be given that our plans to address these matters will be successful, and therefore substantial doubt about the ability to continue as a going concern has not been alleviated. These financial statements do not include any adjustments that might result from this uncertainty, other than presenting our outstanding debt as current for the period ended March 31, 2022.

(2)	LONG-LIVED ASSET IMPAIRMENTS

Long-lived assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable.  For the three month periods ended March 31, 2022 and March 31, 2021, there were no impairment charges recorded for long-lived assets.

(3)	INVENTORY

Inventory is valued at lower of average cost or net realizable value (NRV).  As of March 31, 2022, and December 31, 2021, coal inventory includes NRV adjustments of $5.0 million and $3.8 million, respectively.

(4)	OTHER LONG-TERM ASSETS (in thousands)

	March 31,	December 31,
	2022	2021
Advanced coal royalties	$6,668	$6,678
Other	1,665	1,694
Total other assets	$8,333	$8,372

(5)	BANK DEBT

On March 25, 2022, we executed an amendment to our credit agreement with PNC, administrative agent for our lenders.  The primary purpose of the amendment was to return the allowable leverage ratio and debt service coverage ratio to their December 31, 2021 levels through September 30, 2022, with the debt service coverage waived for March 31, 2022.

On May 20, 2022, we executed an additional amendment to our credit agreement with PNC, administrative agent for our lenders.  The primary purpose of this amendment was to modify the allowable leverage ratio and debt service coverage ratio through June 30, 2022 to provide relief for current and anticipated covenant violations.

Bank debt is comprised of term debt ($22.1 million as of March 31, 2022) and a $120 million revolver ($98.0 million borrowed as of March 31, 2022).  The term debt amortization concludes with the final payment in March 2023.  The revolver matures in September 2023.  As a result of anticipated covenant violations for the three months ending September 30 and December 31, 2021, our revolver has been classified as current in these financial statements.  Our debt is recorded at amortized cost, which approximates fair value due to the variable interest rates in the agreement and is collateralized primarily by our assets.

Liquidity

As of March 31, 2022, with the provisions of the amendments, we had additional borrowing capacity of $16.3 million and total liquidity of $20.6 million.  Our additional borrowing capacity is net of $5.7 million in outstanding letters of credit as of March 31, 2022, that were required to maintain surety bonds.  Liquidity consists of our additional borrowing capacity and cash and cash equivalents.

Fees

Unamortized bank fees and other costs incurred in connection with the initial facility and subsequent amendments totaled $4.0 million as of December 31, 2021. Additional costs incurred with the March 25, 2022 amendment were $0.6 million.  These costs were deferred and are being amortized over the term of the loan. Unamortized costs as of March 31, 2022, and December 31, 2021, were $3.9 million and $4.0 million, respectively.

Bank debt, less debt issuance costs, is presented below (in thousands):

	March 31,	December 31,
	2022	2021
Current bank debt	$120,050	$25,725
Less unamortized debt issuance cost	(3,872)	(2,627)
Net current portion	$116,178	$23,098

Long-term bank debt	$—	$86,013
Less unamortized debt issuance cost	—	(1,346)
Net long-term portion	$—	$84,667

Total bank debt	$120,050	$111,738
Less total unamortized debt issuance cost	(3,872)	(3,973)
Net bank debt	$116,178	$107,765

Covenants

The credit facility includes a Maximum Leverage Ratio (consolidated funded debt/trailing twelve months adjusted EBITDA), calculated as of the end of each fiscal quarter for the trailing twelve months, not to exceed the amounts below:

Fiscal Periods Ending	Ratio
March 31, 2022	3.50 to 1.00
June 30, 2022	6.00 to 1.00
September 30, 2022	3.00 to 1.00
December 31, 2022 and each fiscal quarter thereafter	2.50 to 1.00

As of March 31, 2022, our Leverage Ratio of 3.03 was in violation of the 3.0 covenant that was in place prior to the current amendment.  We are in compliance with the requirements of the amended credit agreement as noted in the above table.

Beginning September 30, 2022, the credit facility also requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA / annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.05 to 1.00 through September 30, 2022, at which time it increases to 1.25 to 1.00 through the maturity of the credit facility.

Interest Rate

The interest rate on the facility ranges from LIBOR plus 2.75% to LIBOR plus 4.00%, depending on our Leverage Ratio, with a LIBOR floor of 0.50%.  We entered into swap agreements to fix the LIBOR component of the interest rate at 2.92% on the entire amount of the declining term loan balance and on $52.7 million of the revolver. Those agreements mature in May 2022.  At March 31, 2022, we are paying LIBOR at the swap rate of 2.92% plus 4.0% for a total interest rate of 6.92% on the hedged amount ($74.8 million) and 4.0% on the remainder ($45.3 million).

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

On July 23, 2021, we received a notification from the Lender that the SBA approved our PPP Loan forgiveness application for the entire PPP Loan balance of $10 million, together with interest accrued thereon. The Lender notified us that the forgiveness payment was received on July 26, 2021.  The forgiveness of the PPP Loan was recognized as other income.

The SBA retains the right to review the Company's loan file for a period subsequent to the date the loan is forgiven, with the potential for the SBA to pursue legal remedies at its discretion.

(6)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (in thousands)

	March 31,	December 31,
	2022	2021
Accounts payable	$30,029	$27,835
Accrued property taxes	2,897	2,529
Accrued payroll	5,014	2,413
Workers' compensation reserve	3,034	2,560
Group health insurance	1,800	1,800
Fair value of interest rate swaps	250	867
Other	4,702	3,524
Total accounts payable and accrued liabilities	$47,726	$41,528

(7)	REVENUE

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

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. 87% of our coal revenue for the three months ended March 31, 2022 was sold to customers in the State of Indiana with the remainder sold to customers in Florida.  77% of our coal revenue for the three months ended March 31, 2021, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida.

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

We have remaining performance obligations relating to fixed-priced contracts of approximately $624 million, which represent the average fixed prices on our committed contracts as of March 31, 2022. We expect to recognize approximately 79% of this revenue in 2022 and 2023, with the remainder recognized thereafter.

We have remaining performance obligations relating to contracts with price re-openers of approximately $166 million, which represents our estimate of the expected re-opener price on committed contracts as of March 31, 2022. We expect to recognize all of this revenue beginning in 2024.

The tons used to determine the remaining performance obligations are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such option exists in the customer contract.

For the three months ended March 31, 2022, we have recognized a provision for loss on customer contracts of $0.2 million for one contract where our estimated cost to produce exceeds the estimated selling price.

Contract Balances

Under ASC 606, the timing of when a performance obligation is satisfied can affect the presentation of accounts receivable, contract assets, and contract liabilities. The main distinction between accounts receivable and contract assets is whether consideration is conditional on something other than the passage of time. A receivable is an entity’s right to consideration that is unconditional. Under the typical payment terms of our contracts with customers, the customer pays us a base price for the coal, increased or decreased for any quality adjustments. Amounts billed and due are recorded as trade accounts receivable and included in accounts receivable in our condensed consolidated balance sheets. As of January 1, 2021, accounts receivable for coal sales billed to customers was $14.4 million.  We do not currently have any contracts in place where we would transfer coal in advance of knowing the final price of the coal sold, and thus do not have any contract assets recorded. Contract liabilities arise when consideration is received in advance of performance.

(8)	INCOME TAXES

For the three months ended March 31, 2022 and  2021, the Company recorded income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items and statutory rates in states in which we operate. The effective tax rate for the three months ended March 31, 2022, and 2021 was ~2% and ~63%, respectively. Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

(9)	STOCK COMPENSATION PLANS

Non-vested grants at December 31, 2021	183,000
Awarded - price $2.42	10,000
Vested	—
Forfeited	(4,500)
Non-vested grants at March 31, 2022	188,500

For the three months ended March 31, 2022 and 2021 our stock compensation was $0.1 million and $0.3 million, respectively.

Non-vested RSU grants will vest as follows:

Vesting Year	RSUs Vesting
2023	188,500

The outstanding RSUs have a value of $0.7 million based on the March 31, 2022, closing stock price of $3.50.

At March 31, 2022, we had 1,395,671 RSUs available for future issuance.

(10)	LEASES

We have operating leases for office space with remaining lease terms ranging from 17 months to 28 months. As most of the leases do not provide an implicit rate, we calculated the right-of-use assets and lease liabilities using our secured incremental borrowing rate at the lease commencement date. We currently do not have any finance leases outstanding.

Information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease information:
Operating cash outflows from operating leases	$58	$47
Weighted average remaining lease term in years	1.97	2.94
Weighted average discount rate	6.0%	6.0%

Future minimum lease payments under non-cancellable leases as of March 31, 2022, were as follows:

Year	Amount
(In thousands)
2022	$156
2023	174
2024	59
Total minimum lease payments	$389
Less imputed interest	(13)

Total operating lease liability	$376

As reflected on balance sheet:
Accounts payable and accrued liabilities	$207
Other long-term liabilities	169

Total operating lease liability	$376

At March 31, 2022, and December 31, 2021, we had approximately $376,000 and $424,000, respectively, of right-of-use operating lease assets recorded within “buildings and equipment” on the condensed consolidated balance sheets.

(11)	SELF-INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among seven mining units dispersed over ten miles. The historical cost of such equipment was approximately $262 million and $260 million as of March 31, 2022, and December 31, 2021, respectively.

Restricted cash of $3.3 million as of March 31, 2022, and December 31, 2021, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(12)	NET LOSS PER SHARE

We compute net loss per share using the two-class method, which is an allocation formula that determines net loss per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table (in thousands, except per share amounts) sets forth the computation of net loss per share:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(10,134)	$(1,032)
Less loss allocated to RSUs	61	11
Net loss allocated to common shareholders	$(10,073)	$(1,021)

(13)	FAIR VALUE MEASUREMENTS

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

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our Level 3 instruments are comprised of interest rate swaps and impairment measurements.  The fair values of our swaps were estimated using discounted cash flow calculations based upon forward interest-rate yield curves.  The notional values of our two interest rate swaps were $52.7 million and $22.1 million as of March 31, 2022, both with maturities of May 2022.  Although we utilize third-party broker quotes to assess the reasonableness of our prices and valuation, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.  Certain properties' asset retirement obligation liabilities use Level 3 non-recurring fair value measures.

The following table summarizes our financial assets and liabilities measured on a recurring basis at fair value at March 31, 2022, and December 31, 2021, by the respective level of the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2021
Liabilities:
Interest rate swaps	$—	$—	$867	$867

March 31, 2022
Liabilities:
Interest rate swaps	$—	$—	$250	$250

The table below highlights the change in fair value of the fuel hedges and interest rate swaps which are based on a discounted future cash flow model (in thousands):

Ending balance, December 31, 2021	$(867)
Change in estimated fair value	617
Ending balance, March 31, 2022*	$(250)

*Recorded in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.

(14)	EQUITY METHOD INVESTMENTS

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment and generates revenue from gas sales. Sunrise Energy plans to continue developing and exploring for oil, gas, and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our condensed consolidated balance sheets as of March 31, 2022, and December 31, 2021, was $3.7 million and $3.5 million, respectively.

(15)	SUBSEQUENT EVENTS

On May 2, 2022, as reported on Form 8-K on May 6, 2022, we issued $5 million of senior unsecured convertible notes to parties affiliated with four of our board members.

On May 20, 2022, we executed an amendment to our credit agreement with PNC as discussed in Note 5 to these consolidated financial statements.

On May 20, 2022, we issued an additional $5 million of senior unsecured convertible notes to parties affiliated with three of our board members and one unrelated party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2021 ANNUAL REPORT ON FORM 10-K AND SHOULD BE READ IN CONJUNCTION THEREWITH.

Our condensed consolidated financial statements should also be read in conjunction with this discussion. The following analysis includes a discussion of metrics on a per ton basis derived from the condensed consolidated financial statements, which are considered non-GAAP measurements.  These metrics are significant factors in assessing our operating results and profitability.

Thermal coal demand and pricing remain strong due to the increased demand for electricity and constrained growth in thermal coal production. Labor shortages, global supply chain interruptions, and environmental and political pressures are limiting the ability of operators to increase thermal coal production to meet domestic and international demand. In addition, higher natural gas prices and boycotts on Russian coal caused by the war in Ukraine are further amplifying the tightness in thermal coal markets. Due to these factors, the near-term outlook for thermal coal prices is positive.

OVERVIEW

I.	Q1 2022 Net Loss $10.1 million.

a.	The world is in the middle of an energy crisis, which has increased the prices of most everything related to energy. In Q1, Hallador was in the unfortunate position of having its sales price hedged, so we could not take advantage of significantly higher market prices, while our input costs increased significantly year over year due to supply disruption and inflationary pressure. Additionally, our productivity was low as we integrated an expanded, but newer, workforce.

b.	Our margins were reduced to a point where our debt to adjusted EBITDA ratio came in at 3.03X, causing us to work with our banking group to gain covenant relief through Q2.

c.	1.4 million tons were shipped at an average sales price of $41.40 during the quarter.

d.	Production: Q1 2022 production costs were $39.54 per ton, which represents a $4.42 per ton increase over Q4 2021.

e.	Cash Flow & Debt: During Q1, we generated $3.0 million in operating cash flow and increased our bank debt by $8.3 million.

i.	As of March 31, 2022, our bank debt was $120.1 million, liquidity was $16.3 million, and our leverage ratio came in at 3.03X, a violation of our 3.00X covenant.

II.	Q2 2022 Activity

a.	Financing

i.	The Company was successful in executing an amendment with our banks loosening our debt to EBITDA covenant for Q1 and Q2, as disclosed in Note 5 to our condensed consolidated financial statements.

ii.	In May, we issued $10 million in convertible notes to add to our March 31, 2022 liquidity of $20.6 million. The notes were purchased by parties affiliated with four of our board members and one unrelated party.

b.	Sales

i.	We modified existing sales contracts, resulting in our average sales price increasing for the balance of 2022 - 2025. As the sales market is the strongest it has been in decades, we anticipate negotiating additional price increases for 2022-2023 later in the year.

c.	Production

i	We expect the production cost improvements we have experienced that started in the second quarter 2022, coupled with our anticipated sales price increases, to increase our margins from Q1 and return them to our historical >$10 per margins in June.

III.	Q3 & Q4 2022 Activity

a.	Merom Generating Station

i.	We anticipate closing on the acquisition of the Merom Power Plant in Q3 2022, subject to certain regulatory and financial approvals.

ii.	Merom is expected to significantly add to the profitability of our company in 2022 and beyond.

IV.	2023

a.	Coal & Power

i.	Our current 2023 average sales price is ~$4 per ton higher than 2022. Additionally, we reopen on price for ~25% of our coal production in 2023. We assume we will be shipping these tons to our newly acquired Merom Plant in 2023, as this is our highest value use of these tons. However, as a fallback position, these tons could be sold on the open market at margins in excess of $50/ton.

ii.	Traditionally, Hallador has generated $50 million of adjusted EBITDA annually. In 2023, we expect our adjusted EBITDA to grow to over $150 million.

V.	Solid Sales Position Through 2023

	Contracted	Estimated
	tons	price
Year	(millions)*	per ton
2022 (Q2-Q4)	5.7	41.30
2023 (annual)	5.6	45.10
2024-2027 (total)	6.8	**
	18.1

___________

* Contracted tons are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such option exists in the customer contract.

**Unpriced or partially priced tons.

LONG-LIVED ASSET IMPAIRMENT REVIEW

See Note 2 to our condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

I.	Liquidity and Capital Resources

a.	As set forth in our condensed consolidated statements of cash flows, cash provided by operations was $3.0 million for the three months ended March 31, 2022 and 2021.

i.	Operating margins from coal decreased during the first three months of 2022 by $9.4 million when compared to the first three months of 2021.

1.	Our operating margins were $1.86 per ton in the first three months of 2022 compared to $10.20 in the first three months of 2021 as a direct result of increased operating costs.

2.	We expect to ship 6.5 to 7.0 million tons in 2022.

b.

Our projected capex budget for the remainder of 2022 is $18 million, of which approximately $10 million is for maintenance capex.  We also have scheduled payments on long-term debt totaling $16.5 million over the last nine months of the year.  We were in violation of our debt to EBITDA covenant as of March 31, 2022 but obtained a bank amendment that cured the violation.  However, as of March 31, 2022, all bank debt is classified as current as we may have future covenant violations within the next 12 months.  See Note 1 to the condensed consolidated financial statements for discussion of the violations and managements plans to address them.

c.	We expect cash provided by operations and additional borrowing either from our revolver or other sources, if necessary, to fund our maintenance capital expenditures and debt service.

d.	In Q1 2022, we generated lower than expected EBITDA due to elevated cash costs related to: i) a temporary decrease in efficiency, as new hires were integrated into the workforce to support more shifts required to fulfill the increase in contracted tonnage, and ii) supply constraints and vendor cost increases. We amended our bank agreement in May 2022 to provide covenant relief to maintain our liquidity levels as costs are anticipated to improve over the remainder of 2022.

e.	See Note 5 to our condensed consolidated financial statements for additional discussion about our bank debt, related liquidity, and our projected covenant violations. See Note 1 to our condensed consolidated financial statements for management's plans to address the anticipated violations.

II.	Material Off-Balance Sheet Arrangements

a.

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. In the event we are not able to perform reclamation, which is presented as asset retirement obligations (ARO) in our accompanying condensed consolidated balance sheets, we have surety bonds totaling $23.4 million to pay for ARO.

CAPITAL EXPENDITURES (capex)

For the first three months of 2022, capex was $9.1 million allocated as follows (in millions):

Oaktown – maintenance capex	$4.5
Oaktown – investment	3.7
Other	0.9
Capex per the Condensed Consolidated Statements of Cash Flows	$9.1

Quarterly coal sales and cost data (in thousands, except per ton and percentage data) are provided below. Per ton calculations below are based on tons sold.

All Mines	2nd 2021	3rd 2021	4th 2021	1st 2022	T4Qs
Tons produced	1,292	1,440	1,447	1,397	5,576
Tons sold	1,403	2,042	1,554	1,377	6,376
Coal sales	$54,600	$79,036	$64,388	$57,010	$255,034
Average price/ton	$38.92	$38.71	$41.43	$41.40	$40.00
Wash plant recovery in %	69%	73%	70%	67%
Operating costs	$42,364	$67,694	$54,583	$54,443	$219,084
Average cost/ton	$30.20	$33.15	$35.12	$39.54	$34.36
Margin	$12,236	$11,342	$9,805	$2,567	$35,950
Margin/ton	$8.72	$5.55	$6.31	$1.86	$5.64
Capex	$5,117	$7,238	$9,975	$9,082	$31,412
Maintenance capex	$1,049	$2,324	$3,302	$4,481	$11,156
Maintenance capex/ton	$0.75	$1.14	$2.12	$3.25	$1.75

All Mines	2nd 2020	3rd 2020	4th 2020	1st 2021	T4Qs
Tons produced	1,468	1,234	1,233	1,592	5,527
Tons sold	1,244	1,585	1,613	1,174	5,616
Coal sales	$50,473	$64,754	$64,925	$45,879	$226,031
Average price/ton	$40.57	$40.85	$40.25	$39.08	$40.25
Wash plant recovery in %	76%	71%	68%	74%
Operating costs	$36,001	$46,444	$54,640	$33,907	$170,992
Average cost/ton	$28.94	$29.30	$33.87	$28.88	$30.45
Margin	$14,472	$18,310	$10,285	$11,972	$55,039
Margin/ton	$11.63	$11.55	$6.38	$10.20	$9.80
Capex	$4,006	$3,995	$6,661	$5,720	$20,382
Maintenance capex	$2,578	$1,365	$2,342	$2,343	$8,628
Maintenance capex/ton	$2.07	$0.86	$1.45	$2.00	$1.54

2022 v. 2021 (first quarter)

For the first quarter 2022, we sold 1,377,000 tons at an average price of $41.40 per ton.  For the first quarter 2021, we sold 1,174,000 tons at an average price of $39.08 per ton.  The increase in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts.  Pricing for the remainder of 2022 is expected to be $41.30.  2023 pricing is currently contracted above $45 per ton with 1.7 million tons available to sell, potentially at significantly higher prices.

Operating costs for all coal mines averaged $39.54 per ton in 2022 and $28.88 per ton in 2021. Oaktown costs over that same period were $37.38 and $27.21, respectively. Our operating costs for the quarter are higher than our prior guidance as explained in the overview.

Other revenues increased $1.1 million over Q1 2021 due to additional income from coal storage fees, royalty income on mineral interests, and increased scrap prices and volume.

Depreciation, depletion and amortization decreased $0.8 million in large part as a significant amount of our assets are depreciated and amortized based on production which was lower in Q1 2022.

General and administrative expense increased $0.3 million during the quarter as a result of legal and due diligence costs related to the acquisition of Merom.

Interest expense decreased approximately $0.1 million during the quarter due to our lower bank debt balance compared to the same period in 2021.

Our Sunrise Coal employees and contractors totaled 837 at March 31, 2022, compared to 700 at March 31, 2021.

EARNINGS (LOSS) PER SHARE

	2nd 2021	3rd 2021	4th 2021	1st 2022
Basic and diluted	$(0.10)	$0.26	$(0.25)	$(0.33)

	2nd 2020	3rd 2020	4th 2020	1st 2021
Basic and diluted	$0.01	$0.06	$(0.15)	$(0.03)

INCOME TAXES

Our effective tax rate (ETR) is estimated at ~2% and ~63% for the three months ended March 31, 2022, and 2021, respectively.  For the three months ended March 31, 2022 and 2021,  the Company recorded income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items and statutory rates in states in which we operate. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis and changes in the valuation allowance. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

GOVERNMENT IMPOSITION REIMBURSEMENTS

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by Mine Safety and Health Administration (MSHA) or other government agencies. After applying the provisions of ASU 2014-09, as of March 31, 2022, we do not consider unreimbursed costs from our customers related to these compliance matters to be material and have constrained such amounts and will recognize them when they can be estimated with reasonable certainty.

RESTRICTED STOCK GRANTS

See “Item 1. Financial Statements - Note 9. Stock Compensation Plans” for a discussion of RSUs.

CRITICAL ACCOUNTING ESTIMATES

We believe that the estimates of our coal reserves, our interest rate swaps, our asset retirement obligation liabilities, our deferred tax accounts, our valuation of inventory, the estimates used in our impairment analysis, and management's plans related to our going concern evaluation are our critical accounting estimates.

The reserve estimates are used in the depreciation, depletion and amortization calculations and our internal cash flow projections. If these estimates turn out to be materially under or over-stated, our depreciation, depletion and amortization expense and impairment test may be affected.

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

Management’s evaluation of going concern is an estimate and when there is an indication of substantial doubt about the ability to continue as a going concern, management must assess its plans and evaluate whether management’s plans are probable of alleviating such going concern.  No assurance can be given that management's plans to show continued improvement in production and sales prices will be fully realized or that the acquisition of the Merom Generating Station will proceed as planned.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes from the disclosure in our 2021 Annual Report on Form 10-K.

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

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. MINE SAFETY DISCLOSURES

See Exhibit 95.1 to this Form 10-Q for a listing of our mine safety violations.

ITEM 5. OTHER INFORMATION

On May 20, 2022, Hallador Energy Company executed an amendment to its credit agreement with PNC, administrative agent for its lenders. The primary purposes of the amendment are to increase the allowable leverage ratio through June 30, 2022 to provide relief for a covenant violation for the three months ended March 31, 2022 and the anticipated covenant violation for the three months ending June 30, 2022, and to allow up to $25 million of additional unsecured indebtedness (covering the issuance of at least $15 million of convertible notes) and to allow up to $25 million of other indebtedness to bolster liquidity prior to June 30, 2022.

The interest rate per the amendment ranges from LIBOR plus 2.75% to LIBOR plus 4.00%, with a LIBOR floor of 0.50%, depending on the Company’s leverage ratio.

A copy of the credit agreement is filed herewith as Exhibit 10.1 to this Form 10-Q.

On May 20, 2022, the Company issued senior unsecured convertible notes (the "Notes") to three related parties, Lubar Opportunities Fund I, of which Mr. David Lubar, a Company director, manages in his capacity as President and CEO of Lubar & Co. ($2.5 million of principal purchased), NextG Partners LLC, of which Mr. Steven R. Hardie, a Company director, is a member and manager ($0.75 million of principal purchased), Hallador Alternative Assets Fund, LLC, of which Mr. David C. Hardie, a Company director, manages in his capacity as Managing Member of Hallador Management, LLC ($0.75 million of principal purchased), and one unrelated party, Murchison Capital Partners, LP ($1.0 million of principal purchased), in the aggregate principal amount of $5,000,000. The funds received from the Notes will be used to provide additional working capital to the Company. The Notes will mature on December 29, 2028 and will accrue interest at 8% per annum, which interest will be payable on the date of the maturity.

Pursuant to the terms of the Notes, the holders of the Notes may convert the entire principal balance and all accrued and unpaid interest then outstanding during the period beginning June 1, 2022 and ending on May 31, 2027 into shares of the Company Common Stock (the "Conversion Shares") at a conversion price the greater of (i)$3.33 and (ii) the 30-day trailing volume-weighted average sales price for the Common Stock on the Nasdaq Capital Market ending on the and including the date on which this Note is converted. Each Conversion Share will consist of one share of our common stock.  The conversion price and number of shares of the Company’s Common Stock issuable upon conversion of the May 20, 2022 Notes are subject to adjustment from time to time for any subdivision or consolidation of the Company’s shares and other standard dilutive events.

At any time on or after June 1, 2025, the Company may, at its option and upon 30 days written notice provided to the Holders, elect to redeem the Notes (in whole and not in part) and the Holders shall be obligated to surrender the Notes, at a redemption price equal to 100% of the outstanding Principal Balance, together with any accrued but unpaid interest thereon to the redemption date.  After receipt of such redemption notice from the Company, the Holder may, at its option, elect to convert the Principal Balance and accrued interest into Conversion Shares by giving written notice of such election to the Company no later than 5 days prior to the date fixed for redemption.

The foregoing description of the May 20, 2022 Notes are qualified in their entirety by reference to the full text of such documents, copies of which are attached to this Report as Exhibits 10.2 through 10.5, which are incorporated herein by reference.

The issuance of the May 20, 2022 Notes was and, upon conversion of the May 20, 2022 Notes, the issuances of any conversion shares issued thereunder will be, exempt from registration under Section 4(a)(2) and/or Rule 506(b) of Regulation D as promulgated by the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), as transactions by an issuer not involving any public offering.

ITEM 6.    EXHIBITS

10.1*	Seventh Amendment to the Third Amended and Restated Credit Agreement dated May 20, 2022
10.2*	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20, 2022 - NextG Partners, LLC
10.3*	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20, 2022 - Hallador Alternative Asset Fund, LLC
10.4*	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20, 2022 - Lubar Opportunities Fund I, LLC
10.5*	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20, 2022 - Murchison Capital Partners, LP
31.1 *	SOX 302 Certification - Chairman, President and Chief Executive Officer
31.2 *	SOX 302 Certification - Chief Financial Officer
31.3 *	SOX 302 Certification - Chief Accounting Officer
32*	SOX 906 Certification
95.1*	Mine Safety Disclosures
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document.
101.LAB*	Inline XBRL Labels Linkbase Document.
101.PRE*	Inline XBRL Presentation Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)
*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: May 23, 2022	/S/ LAWRENCE D. MARTIN
Lawrence D. Martin, CFO

Date: May 23, 2022	/S/ R. TODD DAVIS
R. Todd Davis, CAO