Form 10-Q
period 2022-06-30
HALLADOR ENERGY CO
filed 2022-08-15
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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

As of August 12, 2022, we had 32,982,605 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$8,882	$2,546
Restricted cash	3,491	3,283
Accounts receivable	17,155	13,584
Inventory	13,806	7,699
Parts and supplies	12,247	10,015
Prepaid expenses	999	2,112
Total current assets	56,580	39,239
Property, plant and equipment:
Land and mineral rights	115,771	115,837
Buildings and equipment	355,053	342,782
Mine development	123,274	112,575
Total property, plant and equipment	594,098	571,194
Less - accumulated depreciation, depletion and amortization	(286,960)	(268,370)
Total property, plant and equipment, net	307,138	302,824
Investment in Sunrise Energy	3,883	3,545
Other assets	8,134	8,372
Total Assets	$375,735	$353,980
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net	$13,222	$23,098
Accounts payable and accrued liabilities	47,973	41,528
Total current liabilities	61,195	64,626
Long-term liabilities:
Bank debt, net	113,607	84,667
Deferred income taxes	3,094	2,850
Asset retirement obligations	13,437	14,025
Other	1,579	1,577
Total long-term liabilities	131,717	103,119
Total liabilities	192,912	167,745
Redeemable noncontrolling interests	4,000	4,000
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized; 32,983 and 30,785 issued and outstanding, respectively	330	308
Additional paid-in capital	114,212	104,126
Retained earnings	64,281	77,801
Total stockholders’ equity	178,823	182,235
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$375,735	$353,980

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
SALES AND OPERATING REVENUES:
Coal sales	$64,161	$54,600	$121,171	$100,479
Other revenues	1,768	1,038	3,665	1,854
Total revenue	65,929	55,638	124,836	102,333
EXPENSES:
Operating expenses	51,394	42,456	105,995	76,465
Depreciation, depletion and amortization	11,164	9,715	20,695	20,022
Asset retirement obligations accretion	250	373	496	736
Exploration costs	215	159	272	217
General and administrative	3,722	3,383	6,871	6,204
Total operating expenses	66,745	56,086	134,329	103,644

LOSS FROM OPERATIONS	(816)	(448)	(9,493)	(1,311)

Interest expense (1)	(2,337)	(2,182)	(4,121)	(4,080)
Equity method investment income	188	63	338	63
LOSS BEFORE INCOME TAXES	(2,965)	(2,567)	(13,276)	(5,328)

INCOME TAX EXPENSE (BENEFIT):
Current	—	—	—	—
Deferred	421	397	244	(1,332)
Total income tax expense (benefit)	421	397	244	(1,332)

NET LOSS	$(3,386)	$(2,964)	$(13,520)	$(3,996)

NET LOSS PER SHARE:
Basic and diluted	$(0.11)	$(0.10)	$(0.44)	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	30,809	30,613	30,797	30,612

(1) Interest Expense:
Bank interest	1,712	2,307	3,422	4,443
Other interest	58	—	58	—
Non-cash interest:
Change in interest rate swap valuation	(250)	(766)	(867)	(1,614)
Amortization of debt issuance costs	817	641	1,508	1,251
Total non-cash interest	567	(125)	641	(363)
Total interest expense	$2,337	$2,182	$4,121	$4,080

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(13,520)	$(3,996)
Deferred income taxes	244	(1,332)
Equity income – Sunrise Energy	(338)	(63)
Depreciation, depletion, and amortization	20,695	20,022
Gain on sale of assets	(367)	—
Change in fair value of interest rate swaps	(867)	(1,614)
Change in fair value of fuel hedge	—	(379)
Amortization of debt issuance costs	1,508	1,251
Asset retirement obligations accretion	496	736
Cash paid on asset retirement obligation reclamation	(1,184)	—
Stock-based compensation	108	567
Provision for loss on customer contracts	159	—
Change in operating assets and liabilities:
Accounts receivable	(3,571)	28
Inventory	(6,107)	(7,682)
Parts and supplies	(2,232)	(392)
Prepaid expenses	705	(108)
Accounts payable and accrued liabilities	4,065	5,652
Other	485	198
Cash provided by operating activities	279	12,888
INVESTING ACTIVITIES:
Capital expenditures	(22,903)	(10,837)
Proceeds from sale of equipment	758	—
Cash used in investing activities	(22,145)	(10,837)
FINANCING ACTIVITIES:
Payments on bank debt	(14,700)	(18,875)
Borrowings of bank debt	33,700	11,250
Issuance of convertible note payable	1,000	—
Issuance of related party convertible notes payable	9,000	—
Debt issuance costs	(590)	(418)
Taxes paid on vesting of RSUs	—	(2)
Cash provided by (used in) financing activities	28,410	(8,045)
Increase (decrease) in cash, cash equivalents, and restricted cash	6,544	(5,994)
Cash, cash equivalents, and restricted cash, beginning of period	5,829	12,071
Cash, cash equivalents, and restricted cash, end of period	$12,373	$6,077
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CONSIST OF THE FOLLOWING:
Cash and cash equivalents	$8,882	$2,582
Restricted cash	3,491	3,495
	$12,373	$6,077

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,055	$4,446
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Change in capital expenditures included in accounts payable and prepaid expense	$2,004	$3,613
Debt issuance costs included in accounts payable and accrued liabilities	$853	$—
Convertible notes payable and related party convertible notes payable converted to common stock	$10,000	$—

See accompanying notes.

 Hallador Energy Company

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2022	30,785	$308	$104,181	$67,667	$172,156
Stock-based compensation	—	—	53	—	53
Stock issued on redemption of convertible note	232	2	998	—	1,000
Stock issued on redemption of related party convertible notes	1,966	20	8,980	—	9,000
Net loss	—	—	—	(3,386)	(3,386)
Balance, June 30, 2022	32,983	$330	$114,212	$64,281	$178,823

Balance, December 31, 2021	30,785	$308	$104,126	$77,801	$182,235
Stock-based compensation	—	—	108	—	108
Stock issued on redemption of convertible note	232	2	998	—	1,000
Stock issued on redemption of related party convertible notes	1,966	20	8,980	—	9,000
Net loss	—	—	—	(13,520)	(13,520)
Balance, June 30, 2022	32,983	$330	$114,212	$64,281	$178,823

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2021	30,613	$306	$103,679	$80,523	$184,508
Stock-based compensation	—	—	285	—	285
Net loss	—	—	—	(2,964)	(2,964)
Balance, June 30, 2021	30,613	$306	$103,964	$77,559	$181,829

Balance, December 31, 2020	30,610	$306	$103,399	$81,555	$185,260
Stock-based compensation	—	—	567	—	567
Stock issued on vesting of RSUs	4	—	—	—	—
Taxes paid on vesting of RSUs	(1)	—	(2)	—	(2)
Net loss	—	—	—	(3,996)	(3,996)
Balance, June 30, 2021	30,613	$306	$103,964	$77,559	$181,829

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

The results of operations and cash flows for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2022.

Our organization and business, the accounting policies we follow, and other information are contained in the notes to our consolidated financial statements filed as part of our 2021 Annual Report on Form 10-K. This quarterly report should be read in conjunction with such Annual Report on Form 10-K.

In  August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. This was early adopted on January 1, 2022 and did not have a significant impact on our consolidated financial position and consolidated results of operations.

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

As announced in our Form 8-K filed on February 18, 2022, on February 14, 2022, Hallador Energy Company, through its subsidiary Hallador Power Company, LLC, entered into an Asset Purchase Agreement (the "Purchase Agreement") to acquire Hoosier Energy’s 1-Gigawatt Merom Generating Station (Merom) located in Sullivan County, Indiana, in return for assuming certain decommissioning costs and environmental responsibilities. The transaction, which includes a 3.5-year power purchase agreement (PPA), is anticipated to close in September 2022, upon obtaining required governmental and financial approvals.

Going Concern - Alleviation of Substantial Doubt

In accordance with ASU 2014-15, “ Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that our financials are issued. We performed the analysis, and our overall assessment was there were conditions or events, considered in the aggregate as of June 30, 2022, which raised substantial doubt about our ability to continue as a going concern within the next year, but such doubt was adequately mitigated by our plans to address the substantial doubt.

Also, during our analysis and overall assessment as we were preparing our Form 10-Q in April for the quarter ended  March 31, 2022, we determined that we were in violation of one of our financial covenants for the quarter ended  March 31, 2022 due to lower than expected Adjusted EBITDA, a significant non-GAAP factor in the calculation of the ratio, and could be in violation of financial covenants in future quarters, which management determined raises substantial doubt about the Company’s ability to continue as a going concern.  These factors did not exist when we filed our Form 10-K on March 28, 2022 as we were projecting at the time that all covenants would be met for the next twelve months and beyond.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During our analysis and overall assessment in July for the quarter ended June 30, 2022, it became clear that we were likely to violate one or more of our financial covenants for the quarter ending September 30, 2022 due to lower than expected Adjusted EBITDA, a significant non-GAAP factor in the calculation of the ratios.  This factor raised substantial doubt about the Company's ability to continue as a going concern.  Management's plans were to seek an amendment to the credit agreement to provide relief or obtain a waiver of the projected violations.

In August 2022, as disclosed in Note 5, we executed an amendment to our credit agreement providing relief on the covenants in question until the time our internal projections show we will again meet the covenants in the quarter ending December 31, 2022.

Accordingly, the above factors have alleviated substantial doubt about the entity's ability to continue as a going concern.

(2)	LONG-LIVED ASSET IMPAIRMENTS

Long-lived assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable.  For the three and six month periods ended June 30, 2022 and for the three and six month periods ended June 30, 2021, there were no impairment charges recorded for long-lived assets.

(3)	INVENTORY

Inventory is valued at lower of average cost or net realizable value (NRV).  As of June 30, 2022, and December 31, 2021, coal inventory includes NRV adjustments of $5.7 million and $3.8 million, respectively.

(4)	OTHER LONG-TERM ASSETS (in thousands)

	June 30,	December 31,
	2022	2021
Advanced coal royalties	$6,464	$6,678
Other	1,670	1,694
Total other assets	$8,134	$8,372

(5)	BANK DEBT

On March 25, 2022, we executed an amendment to our credit agreement with PNC, administrative agent for our lenders.  The primary purpose of the amendment was to return the allowable leverage ratio and debt service coverage ratio to their December 31, 2021 levels through September 30, 2022, with the debt service coverage waived for March 31, 2022.

On May 20, 2022, we executed an additional amendment to our credit agreement with PNC, administrative agent for our lenders.  The primary purpose of this amendment was to modify the allowable leverage ratio and debt service coverage ratio through June 30, 2022, to provide relief for current and anticipated covenant violations.

On August 5, 2022, we executed an additional amendment to our credit agreement with PNC, administrative agent for our lenders.  The primary purpose of this amendment was to modify the allowable leverage ratio and debt service coverage ratio through September 30, 2022 to provide relief for anticipated covenant violations.

Bank debt is comprised of term debt ($16.5 million as of June 30, 2022) and a $120 million revolver ($114.2 million borrowed as of June 30, 2022).  The term debt amortization concludes with the final payment in March 2023.  The revolver matures in September 2023.  Our debt is recorded at amortized cost, which approximates fair value due to the variable interest rates in the agreement and is collateralized primarily by our assets.

Liquidity

As of June 30, 2022, with the provisions of the amendments, we had additional borrowing capacity of $0.1 million and total liquidity of $9.0 million.  Our additional borrowing capacity is net of $5.7 million in outstanding letters of credit as of June 30, 2022, that were required to maintain surety bonds.  Liquidity consists of our additional borrowing capacity and cash and cash equivalents.

Fees

Unamortized bank fees and other costs incurred in connection with the initial facility and subsequent amendments totaled $4.0 million as of December 31, 2021. Additional costs incurred with the March 25, 2022 and May 20, 2022 amendments were $0.6 million and $0.9 million, respectively.  These costs were deferred and are being amortized over the term of the loan. Unamortized costs as of June 30, 2022, and December 31, 2021, were $3.9 million and $4.0 million, respectively.

Bank debt, less debt issuance costs, is presented below (in thousands):

	June 30,	December 31,
	2022	2021
Current bank debt	$16,538	$25,725
Less unamortized debt issuance cost	(3,316)	(2,627)
Net current portion	$13,222	$23,098

Long-term bank debt	$114,200	$86,013
Less unamortized debt issuance cost	(593)	(1,346)
Net long-term portion	$113,607	$84,667

Total bank debt	$130,738	$111,738
Less total unamortized debt issuance cost	(3,909)	(3,973)
Net bank debt	$126,829	$107,765

Covenants

The credit facility includes a Maximum Leverage Ratio (consolidated funded debt/trailing twelve months adjusted EBITDA), calculated as of the end of each fiscal quarter for the trailing twelve months, not to exceed the amounts below:

Fiscal Periods Ending	Ratio
June 30, 2022	6.00 to 1.00
September 30, 2022	4.50 to 1.00
December 31, 2022	2.50 to 1.00
March 31, 2023 and thereafter	2.25 to 1.00

As of June 30, 2022, our Leverage Ratio of 3.27 was in compliance with the 6.0 covenant defined in the current and prior amendments.

Beginning December 31, 2022, the credit facility requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA/annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.25 to 1.00 through the maturity of the credit facility.

Interest Rate

The interest rate on the facility ranges from LIBOR plus 2.75% to LIBOR plus 4.00%, depending on our Leverage Ratio, with a LIBOR floor of 0.50%.  We entered into swap agreements to fix the LIBOR component of the interest rate at 2.92% on the entire amount of the declining term loan balance and on $52.7 million of the revolver. Those agreements matured in May 2022.  At June 30, 2022, we are paying LIBOR plus 4.0% on the outstanding bank debt.

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

(6)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (in thousands)

	June 30,	December 31,
	2022	2021
Accounts payable	$31,099	$27,835
Accrued property taxes	2,006	2,529
Accrued payroll	4,792	2,413
Workers' compensation reserve	3,346	2,560
Group health insurance	2,250	1,800
Fair value of interest rate swaps	—	867
Other	4,480	3,524
Total accounts payable and accrued liabilities	$47,973	$41,528

(7)	REVENUE

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

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. 83% and 85% of our coal revenue for the three and six months ended June 30, 2022 was sold to customers in the State of Indiana with the remainder sold to customers in Florida.  73% and 75% of our coal revenue for the three and six months ended June 30, 2021 respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida, Georgia, and North Carolina.

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

We have remaining performance obligations relating to fixed-priced contracts of approximately $724 million, which represent the average fixed prices on our committed contracts as of June 30, 2022. We expect to recognize approximately 82% of this revenue in 2022 and 2023, with the remainder recognized thereafter.

We have remaining performance obligations relating to contracts with price re-openers of approximately $166 million, which represents our estimate of the expected re-opener price on committed contracts as of June 30, 2022. We expect to recognize all of this revenue beginning in 2024.

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

For the six months ended June 30, 2022, we recorded income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items and statutory rates in states in which we operate. For the six months ended June 30, 2021, we utilized a discrete period method to calculate taxes, as we did not believe the annual effective tax rate method would have represented a reliable estimate.  The effective tax rate for the six months ended June 30, 2022, and 2021 was ~(2)% and ~25%, respectively. Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

(9)	STOCK COMPENSATION PLANS

Non-vested grants at December 31, 2021	183,000
Awarded - price $2.42	10,000
Vested	—
Forfeited	(7,500)
Non-vested grants at June 30, 2022	185,500

For the three and six months ended June 30, 2022 our stock compensation was $0.1 million and $0.1 million, respectively.  For the three and six months ended June 30, 2021, our stock compensation was $0.3 million and $0.6 million, respectively.

Non-vested RSU grants will vest as follows:

Vesting Year	RSUs Vesting
2023	185,500

The outstanding RSUs have a value of $1.0 million based on the June 30, 2022, closing stock price of $5.41.

At June 30, 2022, we had 1,398,671 RSUs available for future issuance.

(10)	LEASES

We have operating leases for office space with remaining lease terms ranging from 17 months to 28 months. As most of the leases do not provide an implicit rate, we calculated the right-of-use assets and lease liabilities using our secured incremental borrowing rate at the lease commencement date. We currently do not have any finance leases outstanding.

Information related to leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease information:
Operating cash outflows from operating leases	53	$50	$111	$97
Weighted average remaining lease term in years	1.74	2.69	1.74	2.69
Weighted average discount rate	6.0%	6.0%	6.0%	6.0%

Future minimum lease payments under non-cancellable leases as of June 30, 2022, were as follows:

Year	Amount
(In thousands)
2022	$104
2023	174
2024	59
Total minimum lease payments	$337
Less imputed interest	(8)

Total operating lease liability	$329

As reflected on balance sheet:
Accounts payable and accrued liabilities	$208
Other long-term liabilities	121

Total operating lease liability	$329

At June 30, 2022, and December 31, 2021, we had approximately $329,000 and $424,000, respectively, of right-of-use operating lease assets recorded within “buildings and equipment” on the condensed consolidated balance sheets.

(11)	SELF-INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among seven mining units dispersed over ten miles. The historical cost of such equipment was approximately $269 million and $260 million as of June 30, 2022, and December 31, 2021, respectively.

Restricted cash of $3.5 million and $3.3 million as of June 30, 2022, and December 31, 2021, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(12)	NET LOSS PER SHARE

We compute net loss per share using the two-class method, which is an allocation formula that determines net loss per share for common stock and participating securities, which for us are our outstanding RSUs.

The following table (in thousands, except per share amounts) sets forth the computation of net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(3,386)	$(2,964)	$(13,520)	$(3,996)
Less loss allocated to RSUs	18	30	79	41
Net loss allocated to common shareholders	$(3,368)	$(2,934)	$(13,441)	$(3,955)

(13)	FAIR VALUE MEASUREMENTS

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

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our Level 3 instruments are comprised of interest rate swaps and impairment measurements.  The fair values of our swaps were estimated using discounted cash flow calculations based upon forward interest-rate yield curves.  The notional values of our two interest rate swaps were $52.7 million and $22.1 million when they matured in  May 2022.  Although we utilize third-party broker quotes to assess the reasonableness of our prices and valuation, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.  Certain properties' asset retirement obligation liabilities use Level 3 non-recurring fair value measures.

The following table summarizes our financial assets and liabilities measured on a recurring basis at fair value at June 30, 2022, and December 31, 2021, by the respective level of the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2021
Liabilities:
Interest rate swaps	$—	$—	$867	$867

June 30, 2022
Liabilities:
Interest rate swaps	$—	$—	$—	$—

The table below highlights the change in fair value of the interest rate swaps which are based on a discounted future cash flow model (in thousands):

Ending balance, December 31, 2021	$(867)
Change in estimated fair value	867
Ending balance, June 30, 2022	$—

(14)	EQUITY METHOD INVESTMENTS

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment and generates revenue from gas sales. Sunrise Energy plans to continue developing and exploring for oil, gas, and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our condensed consolidated balance sheets as of June 30, 2022, and December 31, 2021, was $3.9 million and $3.5 million, respectively.

(15)	CONVERTIBLE NOTES

On May 2, 2022, and May 20, 2022, we issued senior unsecured convertible notes (the "Notes") to five parties, in the aggregate principal amount of $10 million, with $9 million going to related parties affiliated with independent members of our board of directors and the remainder to a non-affiliated party. The funds received from the Notes were used to provide additional working capital to the Company. The Notes were scheduled to mature on December 29, 2028, and accrue interest at 8% per annum, with interest payable on the date of the maturity. Pursuant to the terms of the Notes, the holders of the Notes may convert the entire principal balance and all accrued and unpaid interest then outstanding during the period beginning June 1, 2022, and ending on May 31, 2027, into shares of the Company Common Stock (the "Conversion Shares") at a conversion price the greater of (i)$3.33 and (ii) the 30-day trailing volume-weighted average sales price for the Common Stock on the Nasdaq Capital Market ending on and including the date on which this Note is converted. Each Conversion Share will consist of one share of our common stock. The conversion price and number of shares of the Company’s Common Stock issuable upon conversion of the Notes are subject to adjustment from time to time for any subdivision or consolidation of the Company’s shares and other standard dilutive events. At any time on or after June 1, 2025, the Company may, at its option and upon 30 days' written notice provided to the Holders, elect to redeem the Notes (in whole and not in part) and the Holders shall be obligated to surrender the Notes, at a redemption price equal to 100% of the outstanding Principal Balance, together with any accrued but unpaid interest thereon to the redemption date. After receipt of such redemption notice from the Company, the Holder may, at its option, elect to convert the Principal Balance and accrued interest into Conversion Shares by giving written notice of such election to the Company no later than 5 days prior to the date fixed for redemption.

In June, the four holders of the $9 million related party convertible notes converted them into 1,965,841 shares of common stock of the Company and the one holder of the $1 million convertible note converted it into 231,697 shares of common stock pursuant to the terms of the notes and their related agreements.

(16)	SUBSEQUENT EVENTS

On July 29, 2022, as reported on Form 8-K on August 4, 2022, we issued $5 million of a senior unsecured convertible note to a related party affiliated with an independent member of our board of directors.  The note carries an interest rate of 8% per annum with a maturity date of December 29, 2028.  For the period August 18, 2022 through August 17, 2024, the holder has the option to convert the notes into shares of the Company's common stock at a conversion price of $6.254.  Beginning August 18, 2025, the Company may elect to redeem the note and the holder shall be obligated to surrender the note at 100% of the outstanding principal balance together with any accrued unpaid interest.  Upon receipt of the redemption notice from the Company, the holder may elect to convert the principal balance and accrued interest into conversion shares.

On August 5, 2022, as reported on Form 8-K on August 11, 2022, we executed an amendment to our credit agreement with PNC as discussed in Note 5 to these consolidated financial statements.

On August 8, 2022, as reported on Form 8-K on August 11, 2022, we issued $4 million of senior unsecured convertible notes to related parties affiliated with independent members of our board of directors.  The notes carry an interest rate of 8% per annum with a maturity date of December 29, 2028.  For the period August 18, 2022 through August 17, 2024, the holder has the option to convert the notes into shares of the Company's common stock at a conversion price of $6.254.  Beginning August 8, 2025, the Company may elect to redeem the note and the holder shall be obligated to surrender the note at 100% of the outstanding principal balance together with any accrued unpaid interest.  Upon receipt of the redemption notice from the Company, the holder may elect to convert the principal balance and accrued interest into conversion shares.

On August 12, 2022, we issued a $10 million senior unsecured convertible note to an unrelated party.  The note carries an interest rate of 8% per annum with a maturity date of December 31, 2026.  For the period August 18, 2022 through the maturity date, the holder has the option to convert the notes into shares of the Company's common stock at a conversion price of $6.15.  Beginning August 12, 2025, the Company may elect to redeem the note and the holder shall be obligated to surrender the note at 100% of the outstanding principal balance together with any accrued unpaid interest.  Upon receipt of the redemption notice from the Company, the holder may elect to convert the principal balance and accrued interest into conversion shares.

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

OVERVIEW

I.	Q2 2022 Net Loss $3.4 million.

a.	In Q2, Hallador made significant progress reducing operating costs and adding new sales contracts that will begin shipping in Q4 2022.

b.	Our margins improved in Q2 by over $6 per ton over Q1 2022. Further margin expansion is expected in Q4 and 2023 as a result of dramatically higher priced sales contracts.

c.	1.6 million tons were shipped at an average sales price of $40.23 during the quarter. Remaining tons to ship for 2022 are expected to average over $49 per ton.

d.	Production: Q2 2022 production costs were $31.83 per ton, which represents a $7.71 per ton decrease from Q1 2022.

e.

Cash Flow & Debt:  During Q2, our operating cash flow decreased $2.7 million and we increased our bank debt by $10.7 million as we started to build inventory and increased capital expenditures to prepare for the opening of the Prosperity and Freelandville mines in Q3 2022.

i.	As of June 30, 2022, our bank debt was $130.7 million, liquidity was $9.0 million, and our leverage ratio came in at 3.27X, within our covenant of 6.00X.

II.	Q3 2022 Activity

a.	Financing

i.	We were successful in executing an amendment with our banks increasing our debt to EBITDA covenant for Q3 and waiving our debt service coverage ratio for Q3 as disclosed in Note 5 to our condensed consolidated financial statements, thereby alleviating the going concern that we reported in Q1. We expect to be in compliance with all bank covenants going forward.

ii.

In August, we issued an additional $19 million in convertible notes to add to our June 30, 2022 liquidity of $9.0 million.  The notes were purchased by parties affiliated with two of our board members and one non-affiliated party.

b.	Sales

i.

During the quarter, we added 2.2 million tons of new coal contracts priced at over $125 per ton to be delivered during the last half of 2022 through 2025.  The majority of these tons are to be delivered the last half of 2022 through 2023, which is expected to materially increase our margins during this period and put the Company in position to be net debt free by the end of 2023.  The delivery of all of these tons could be delayed by transport logistics

c.	Production

i

Production volumes improved during Q2 with production of 1.8 million tons, the highest production level since 2019.

We expect to increase production with the existing Oaktown Mining Complex, Hallador’s new Prosperity Surface Mine near Petersburg, IN and new surface production near Freelandville, IN.  Production from both Prosperity and Freelandville are higher cost and is expected to increase total mining cost structure to $34 - $35 per ton in Q4 2022 and $36 per ton through 2023.

III.	Q3 & Q4 2022 Activity

a.	Merom Generating Station

i.	We anticipate completing the acquisition of the Merom Power Plant in Q3 2022, subject to certain regulatory and financial approvals.

IV.	2023

a.	Coal & Power

i.	Our current 2023 average sales price is ~$17 per ton higher than the first half of 2022.

ii.	Traditionally, Hallador has generated $50 million of Adjusted EBITDA, a significant non-GAAP measure, annually. In 2023, we expect our Adjusted EBITDA, a significant non-GAAP measure, to grow to over $160 million, primarily as a result of the additional higher-priced coal contracts.

V.	Solid Sales Position Through 2023

	Contracted	Estimated
	tons	price
Year	(millions)*	per ton
2022 (Q3-Q4)	4.0	49.00
2023 (annual)	6.7	58.00
2024-2027 (total)	7.0	**
	17.7

___________

* Contracted tons are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such option exists in the customer contract.

**Unpriced or partially priced tons.

LONG-LIVED ASSET IMPAIRMENT REVIEW

See Note 2 to our condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

I.	Liquidity and Capital Resources

a.	As set forth in our condensed consolidated statements of cash flows, cash provided by operations was $0.3 million and $12.9 million for the six months ended June 30, 2022 and 2021

i.	Operating margins from coal decreased during the first six months of 2022 by $8.3 million when compared to the first six months of 2021.

1.

Our operating margins were $5.37 per ton in the first six months of 2022 compared to $9.39 in the first six months of 2021 as a direct result of increased operating costs.  Margins are expected to increase to ~$20 per ton starting in Q4 2022.

2.	We shipped 3.0 million tons in the first half of 2022 and expect to ship a total of 6.5 to 7.0 million tons in 2022.

b.

Our projected capex budget for the remainder of 2022 is $15 million, of which approximately one-half is anticipated for maintenance capex.  We also have scheduled payments on long-term debt totaling $11.0 million over the last six months of the year.

c.

We expect cash provided by operations and additional borrowing either from our revolver or other sources, if necessary, to fund our maintenance capital expenditures and debt service for the remainder of the year.  We raised $9 million in May 2022 in senior unsecured promissory notes from related parties and $1 million from an non-affiliated party.  In August 2022 we  raised an additional $9 million from related parties and $10 million from a non-affiliated entity.  The additional margins expected to begin in Q4 from the higher priced coal contracts will significantly enhance our ability to pay for capital expenditures and debt service.

d.	In the first half of 2022, we generated lower than expected EBITDA due to elevated cash costs related to: i) a temporary decrease in efficiency, as new hires were integrated into the workforce to support more shifts required to fulfill the increase in contracted tonnage, and ii) supply constraints and vendor cost increases. We amended our bank agreement in May 2022, and again in August 2022, to provide covenant relief to maintain our liquidity levels as costs are anticipated and have begun to improve over the remainder of 2022.

e.	See Note 5 to our condensed consolidated financial statements for additional discussion about our bank debt and related liquidity.

II.	Material Off-Balance Sheet Arrangements

a.

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. In the event we are not able to perform reclamation, which is presented as asset retirement obligations (ARO) in our accompanying condensed consolidated balance sheets, we have surety bonds totaling $23.4 million to pay for ARO.

CAPITAL EXPENDITURES (capex)

For the first six months of 2022, capex was $22.9 million allocated as follows (in millions):

Oaktown – maintenance capex	$10.4
Oaktown – investment	10.4
Other	2.1
Capex per the Condensed Consolidated Statements of Cash Flows	$22.9

Quarterly coal sales and cost data (in thousands, except per ton and percentage data) are provided below. Per ton calculations below are based on tons sold.

All Mines	3rd 2021	4th 2021	1st 2022	2nd 2022	T4Qs
Tons produced	1,440	1,447	1,397	1,762	6,046
Tons sold	2,042	1,554	1,377	1,595	6,568
Coal sales	$79,036	$64,388	$57,010	$64,161	$264,595
Average price/ton	$38.71	$41.43	$41.40	$40.23	$40.29
Wash plant recovery in %	73%	70%	67%	71%
Operating costs	$67,694	$54,583	$54,443	$50,776	$227,496
Average cost/ton	$33.15	$35.12	$39.54	$31.83	$34.64
Margin	$11,342	$9,805	$2,567	$13,385	$37,099
Margin/ton	$5.55	$6.31	$1.86	$8.39	$5.65
Capex	$7,238	$9,975	$9,082	$13,821	$40,116
Maintenance capex	$2,324	$3,302	$4,481	$7,600	$17,707
Maintenance capex/ton	$1.14	$2.12	$3.25	$4.76	$2.70

All Mines	3rd 2020	4th 2020	1st 2021	2nd 2021	T4Qs
Tons produced	1,234	1,233	1,592	1,292	5,351
Tons sold	1,585	1,613	1,174	1,403	5,775
Coal sales	$64,754	$64,925	$45,879	$54,600	$230,158
Average price/ton	$40.85	$40.25	$39.08	$38.92	$39.85
Wash plant recovery in %	71%	68%	74%	69%
Operating costs	$46,444	$54,640	$33,907	$42,364	$177,355
Average cost/ton	$29.30	$33.87	$28.88	$30.20	$30.71
Margin	$18,310	$10,285	$11,972	$12,236	$52,803
Margin/ton	$11.55	$6.38	$10.20	$8.72	$9.14
Capex	$3,995	$6,661	$5,720	$5,117	$21,493
Maintenance capex	$1,365	$2,342	$2,343	$1,049	$7,099
Maintenance capex/ton	$0.86	$1.45	$2.00	$0.75	$1.23

2022 vs. 2021 (first six months)

For the first six months of 2022, we sold 2,972,000 tons at an average price of $40.77 per ton. For the first six months of 2021, we sold 2,577,000 tons at an average price of $38.99 per ton. The increase in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts.  We expect to sell 6.5 to 7.0 million tons during 2022 with the remaining tons sold at an average price in excess of $49 per ton.  Pricing for 2023 is expected to be in excess of $58 per ton.

Operating costs for all coal mines averaged $35.40 per ton and $29.60 per ton for the six months ended June 30, 2022, and 2021, respectively. Oaktown's costs over that same period were $33.63 and $27.55, respectively.  Our operating costs for the quarter are higher than our prior guidance as explained in the overview.

Other revenues increased $1.8 million during the first six months of 2022 when compared to 2021 due to additional income from coal storage fees, royalty income on mineral interests, and increased scrap prices and volume.

General and administrative expense increased $0.7 million during the first six months of 2022 when compared to 2021 primarily as a result of legal and due diligence costs related to the acquisition of Merom. We expect general and administrative expense for the remainder of 2021 to be $6 - $7 million.

Our Sunrise Coal employees and contractors totaled 836 at June 30, 2022, compared to 716 at June 30, 2021.

2022 v. 2021 (second quarter)

For the second quarter 2022, we sold 1,595,000 tons at an average price of $40.23 per ton.  For the second quarter 2021, we sold 1,403,000 tons at an average price of $38.92 per ton.  The increase in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts.

Operating costs for all coal mines averaged $31.83 per ton in 2022 and $30.20 per ton in 2021. Oaktown's costs over that same period were $29.87 and $27.85, respectively. See the overview for additional discussion of operating costs.

Other revenues increased $0.7 million over Q2 2021 due to additional income from coal storage fees, royalty income on mineral interests, and increased scrap prices and volume.

Depreciation, depletion and amortization increased $1.4 million in large part as a significant amount of our assets are depreciated and amortized based on production which was higher in Q2 2022.

General and administrative expense increased $0.3 million during the quarter as a result of legal and due diligence costs related to the acquisition of Merom.

EARNINGS (LOSS) PER SHARE

	3rd 2021	4th 2021	1st 2022	2nd 2022
Basic and diluted	$0.26	$(0.25)	$(0.33)	$(0.11)

	3rd 2020	4th 2020	1st 2021	2nd 2021
Basic and diluted	$0.06	$(0.15)	$(0.03)	$(0.10)

INCOME TAXES

Our effective tax rate (ETR) is estimated at ~(2)% and ~25% for the six months ended June 30, 2022, and 2021, respectively.  For the six months ended June 30, 2022, we recorded income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items and statutory rates in states in which we operate. For the six months ended June 30, 2021, we utilized a discrete period method to calculate taxes, as we did not believe the annual effective tax rate method would have represented a reliable estimate. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis and changes in the valuation allowance. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

GOVERNMENT IMPOSITION REIMBURSEMENTS

Some of our legacy coal contracts allow us to pass on to our customers certain costs incurred resulting from changes in costs to comply with mandates issued by Mine Safety and Health Administration (MSHA) or other government agencies. After applying the provisions of ASU 2014-09, as of June 30, 2022, we do not consider unreimbursed costs from our customers related to these compliance matters to be material and have constrained such amounts and will recognize them when they can be estimated with reasonable certainty.

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

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.  MINE SAFETY DISCLOSURES

See Exhibit 95.1 to this Form 10-Q for a listing of our mine safety violations.

ITEM 5.  OTHER INFORMATION

On August 12, 2022, the Company issued a senior unsecured convertible note (the "Note") to one unrelated party, ALJ Regional Holdings, Inc. ($10.0 million of principal purchased). The funds received from the Notes will be used to provide additional working capital to the Company. The Notes will mature on December, 2026 and will accrue interest at 8% per annum, which interest will be payable on the date of the maturity.

Pursuant to the terms of the Notes, the holders of the Notes may convert the entire principal balance and all accrued and unpaid interest then outstanding during the period beginning August 18, 2022 and ending on the Maturity Date into shares of the Company Common Stock (the "Conversion Shares") at a conversion price equal to $6.15.  The conversion price and number of shares of the Company’s Common Stock issuable upon conversion of the Note are subject to adjustment from time to time for any subdivision or consolidation of the Company’s shares and other standard dilutive events.

At any time on or after August 12, 2025, the Company may, at its option and upon 30 days written notice provided to the Holders, elect to redeem the Notes (in whole and not in part) and the Holders shall be obligated to surrender the Notes, at a redemption price equal to 100% of the outstanding Principal Balance, together with any accrued but unpaid interest thereon to the redemption date.  After receipt of such redemption notice from the Company, the Holder may, at its option, elect to convert the Principal Balance and accrued interest into Conversion Shares by giving written notice of such election to the Company no later than 5 days prior to the date fixed for redemption.

The foregoing description of the Note is qualified in its entirety by reference to the full text of such documents, a copy of which is attached to this Report as Exhibit 10.14, which are incorporated herein by reference.

The issuance of the Note was and, upon conversion of the Note, the issuances of any conversion shares issued thereunder will be, exempt from registration under Section 4(a)(2) and/or Rule 506(b) of Regulation D as promulgated by the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), as transactions by an issuer not involving any public offering.

ITEM 6.  EXHIBITS

Exhibit No.	Document
10.1	Hallador Energy Company Unsecured Convertible Promissory Note dated May 2, 2022 - Charles R. Wesley, IV Revocable Trust U/A dated October 30, 2020 (1)
10.2	Hallador Energy Company Unsecured Convertible Promissory Note dated May 2, 2022 - Lubar Opportunities Fund I, LLC (1)
10.3	Hallador Energy Company Unsecured Convertible Promissory Note - dated May 2, 2022 - NextG Partners LLC (1)
10.4	Hallador Energy Company Unsecured Convertible Promissory Note - dated May 2, 2022 - Hallador Alternative Asset Fund, LLC (1)
10.5	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20, 2022 - NextG Partners, LLC (2)
10.6	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20 2022 - Hallador Alternative Asset Fund, LLC (2)
10.7	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20l 2022, - Lubar Opportunities Fund I, LLC (2)
10.8	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20 2020 - Murchison Capital Partners, LP (2)
10.9	Hallador Energy Company Convertible Note Purchase Agreement dated July 29, 2022 (2)
10.10	Hallador Energy Company Unsecured Convertible Promissory Note dated July 29, 2022 - Lubar Opportunities Fund I LLC (3)
10.11	Hallador Energy Company Unsecured Convertible Promissory Note dated August 8, 2022 - Lubar Opportunities Fund I, LLC (4)
10.12	Hallador Energy Company Unsecured Convertible Promissory Note dated August 8, 2022 - Hallador Alternative Assets Fund, LLC (4)
10.13	Hallador Energy Company Unsecured Convertible Promissory Note dated August 12, 2022 - ALJ *
10.14	Seventh Amendment to the Third Amended and Restated Credit Agreement dated May 20, 2022(2)
10.15	Eighth Amendment to the Third Amended and Restated Credit Agreement dated August 5 2022 (4)
31.1	SOX 302 Certification - Chairman, President and Chief Executive Officer*
31.2	SOX 302 Certification - Chief Financial Officer*
31.3	SOX 302 Certification - Chief Accounting Officer*
32	SOX 906 Certification*
95.1	Mine Safety Disclosures*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.LAB	Inline XBRL Labels Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)*

________________________________
* Filed Herewith
(1) IBR to Form 8-K filed May 6, 2022
(2) IBR to March 31, 2022, Form 10-Q
(3) IBR to Form 8-K filed August 4, 2022
(4) IBR to Form 8-K filed August 11, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: August 15, 2022	/S/ LAWRENCE D. MARTIN
Lawrence D. Martin, CFO

Date: August 15, 2022	/S/ R. TODD DAVIS
R. Todd Davis, CAO