Form 10-Q
period 2022-09-30
HALLADOR ENERGY CO
filed 2022-11-14
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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

As of November 11, 2022, we had 32,982,605 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$7,000	$2,546
Restricted cash	3,483	3,283
Accounts receivable	16,744	13,584
Inventory	13,734	7,699
Parts and supplies	14,990	10,015
Prepaid expenses	2,220	2,112
Total current assets	58,171	39,239
Property, plant and equipment:
Land and mineral rights	115,704	115,837
Buildings and equipment	363,903	342,782
Mine development	131,820	112,575
Total property, plant and equipment	611,427	571,194
Less - accumulated depreciation, depletion and amortization	(298,116)	(268,370)
Total property, plant and equipment, net	313,311	302,824
Investment in Sunrise Energy	4,051	3,545
Other assets	7,828	8,372
Total Assets	$383,361	$353,980
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities, long-term bank debt, net	$110,158	$23,098
Accounts payable and accrued liabilities	52,428	41,528
Total current liabilities	162,586	64,626
Long-term liabilities:
Long-term bank debt, excluding current maturities, net	—	84,667
Convertible note payable	10,000	—
Convertible notes payable - related party	9,000	—
Deferred income taxes	3,690	2,850
Asset retirement obligations	12,393	14,025
Other	1,720	1,577
Total long-term liabilities	36,803	103,119
Total liabilities	199,389	167,745
Commitments and contingencies
Redeemable noncontrolling interests	—	4,000
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized; 32,983 and 30,785 issued and outstanding, at September 30, 2022 and December 31, 2021, respectively	330	308
Additional paid-in capital	117,749	104,126
Retained earnings	65,893	77,801
Total stockholders’ equity	183,972	182,235
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$383,361	$353,980

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
SALES AND OPERATING REVENUES:
Coal sales	$83,562	$79,036	$204,733	$179,515
Other revenues	1,522	786	5,187	2,640
Total revenue	85,084	79,822	209,920	182,155
EXPENSES:
Operating expenses	64,557	67,792	170,552	144,257
Depreciation, depletion and amortization	11,187	9,842	31,882	29,864
Asset retirement obligations accretion	255	380	751	1,116
Exploration costs	121	96	393	313
General and administrative	3,569	3,067	10,440	9,271
Total operating expenses	79,689	81,177	214,018	184,821

INCOME (LOSS) FROM OPERATIONS	5,395	(1,355)	(4,098)	(2,666)

Interest expense (1)	(3,355)	(2,108)	(7,476)	(6,188)
Gain on extinguishment of debt	—	10,000	—	10,000
Equity method investment income	168	90	506	153
NET INCOME (LOSS) BEFORE INCOME TAXES	2,208	6,627	(11,068)	1,299

INCOME TAX EXPENSE (BENEFIT):
Current	—	—	—	—
Deferred	596	(1,359)	840	(2,691)
Total income tax expense (benefit)	596	(1,359)	840	(2,691)

NET INCOME (LOSS)	$1,612	$7,986	$(11,908)	$3,990

NET INCOME (LOSS) PER SHARE:
Basic and diluted	$0.05	$0.26	$(0.38)	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	32,983	30,613	31,727	30,612
Diluted	33,268	30,613	31,727	30,612

(1) Interest Expense:
Interest on bank debt	$2,133	$2,167	$5,555	$6,610
Other interest	227	—	285	—
Amortization and swap-related interest:
Payments on interest rate swap, net of changes in value	—	(716)	(867)	(2,330)
Amortization of debt issuance costs	995	657	2,503	1,908
Total amortization and swap related interest	995	(59)	1,636	(422)
Total interest expense	$3,355	$2,108	$7,476	$6,188

See accompanying notes.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$(11,908)	$3,990
Deferred income taxes	840	(2,691)
Equity income – Sunrise Energy	(506)	(153)
Depreciation, depletion, and amortization	31,882	29,864
Gain on sale of assets	(367)	—
Gain on extinguishment of debt	—	(10,000)
Change in fair value of interest rate swaps	(867)	(2,330)
Change in fair value of fuel hedge	—	(379)
Amortization of debt issuance costs	2,503	1,908
Asset retirement obligations accretion	751	1,116
Cash paid on asset retirement obligation reclamation	(2,483)	—
Stock-based compensation	230	834
Provision for loss on customer contracts	159	—
Change in operating assets and liabilities:
Accounts receivable	(3,160)	(2,041)
Inventory	(6,035)	13,341
Parts and supplies	(4,975)	(918)
Prepaid expenses	(2,390)	(4,631)
Accounts payable and accrued liabilities	9,318	8,960
Other	943	161
Cash provided by operating activities	13,935	37,031
INVESTING ACTIVITIES:
Capital expenditures	(38,344)	(18,075)
Proceeds from sale of equipment	758	—
Cash used in investing activities	(37,586)	(18,075)
FINANCING ACTIVITIES:
Payments on bank debt	(35,713)	(37,062)
Borrowings of bank debt	37,700	14,250
Issuance of convertible note payable	11,000	—
Issuance of related party convertible notes payable	18,000	—
Debt issuance costs	(2,097)	(418)
Distributions to redeemable noncontrolling interests	(585)	—
Taxes paid on vesting of RSUs	—	(2)
Cash provided by (used in) financing activities	28,305	(23,232)
Increase (decrease) in cash, cash equivalents, and restricted cash	4,654	(4,276)
Cash, cash equivalents, and restricted cash, beginning of period	5,829	12,071
Cash, cash equivalents, and restricted cash, end of period	$10,483	$7,795
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CONSIST OF THE FOLLOWING:
Cash and cash equivalents	$7,000	$4,546
Restricted cash	3,483	3,249
	$10,483	$7,795

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,791	$6,728
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Change in capital expenditures included in accounts payable and prepaid expense	$2,396	$5,782
Convertible notes payable and related party convertible notes payable converted to common stock	$10,000	$—

See accompanying notes.

 Hallador Energy Company

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, June 30, 2022	32,983	$330	$114,212	$64,281	$178,823
Stock-based compensation	—	—	122	—	122
Cancellation of redeemable noncontrolling interests	—	—	3,415	—	3,415
Net income	—	—	—	1,612	1,612
Balance, September 30, 2022	32,983	$330	$117,749	$65,893	$183,972

Balance, December 31, 2021	30,785	$308	$104,126	$77,801	$182,235
Stock-based compensation	—	—	230	—	230
Cancellation of redeemable noncontrolling interests	—	—	3,415	—	3,415
Stock issued on redemption of convertible note	232	2	998	—	1,000
Stock issued on redemption of related party convertible notes	1,966	20	8,980	—	9,000
Net loss	—	—	—	(11,908)	(11,908)
Balance, September 30, 2022	32,983	$330	$117,749	$65,893	$183,972

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, June 30, 2021	30,613	$306	$103,964	$77,559	$181,829
Stock-based compensation	—	—	267	—	267
Net income	—	—	—	7,986	7,986
Balance, September 30, 2021	30,613	$306	$104,231	$85,545	$190,082

Balance, December 31, 2020	30,610	$306	$103,399	$81,555	$185,260
Stock-based compensation	—	—	834	—	834
Stock issued on vesting of RSUs	4	—	—	—	—
Taxes paid on vesting of RSUs	(1)	—	(2)	—	(2)
Net income	—	—	—	3,990	3,990
Balance, September 30, 2021	30,613	$306	$104,231	$85,545	$190,082

See accompanying notes.

Hallador Energy Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	GENERAL BUSINESS

The interim financial data is unaudited; however, in our opinion, it includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements included herein have been prepared pursuant to the Securities and Exchange Commission's (the "SEC") rules and regulations; accordingly, certain information and footnote disclosures normally included in generally accepted accounting principles ("GAAP") financial statements have been condensed or omitted.

The results of operations and cash flows for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2022.

Our organization and business, the accounting policies we follow, and other information are contained in the notes to our consolidated financial statements filed as part of our 2021 Annual Report on Form 10-K. This quarterly report should be read in conjunction with such Annual Report on Form 10-K.

In  August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. This was early adopted on January 1, 2022 and did not have a significant impact on our consolidated financial statements.

The condensed consolidated financial statements include the accounts of Hallador Energy Company (hereinafter known as “we, us, or our”) and its wholly owned subsidiaries Sunrise Coal, LLC (Sunrise) and Hourglass Sands, LLC (Hourglass), and Sunrise’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Sunrise is engaged in the production of steam coal from mines located in western Indiana.

Hourglass operations ceased in August 2020.  We have remaining reclamation obligations estimated at $0.1 million, thus determined for the three months ended September 30, 2022 to distribute excess cash totaling $0.6 million to the redeemable noncontrolling interest and cancelling the remaining $3.4 million of redeemable noncontrolling interest during the same period.

As announced in our Form 8-K filed on February 18, 2022, on February 14, 2022, Hallador Energy Company, through its subsidiary Hallador Power Company, LLC, entered into an Asset Purchase Agreement (the "Purchase Agreement") to acquire Hoosier Energy’s 1-Gigawatt Merom Generating Station (Merom) located in Sullivan County, Indiana, in return for assuming certain decommissioning costs and environmental responsibilities. The transaction, which includes a 3.5-year power purchase agreement (PPA), closed in October 2022, as announced in our Form 8-K filed on October 21, 2022.

(2)	LONG-LIVED ASSET IMPAIRMENTS

Long-lived assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable.  For the three and nine month periods ended September 30, 2022 and for the three and nine-month periods ended September 30, 2021, there were no impairment charges recorded for long-lived assets.

(3)	INVENTORY

Inventory is valued at lower of average cost or net realizable value (NRV).  As of September 30, 2022, and December 31, 2021, coal inventory includes NRV adjustments of $5.8 million and $3.8 million, respectively.

(4)	OTHER LONG-TERM ASSETS (in thousands)

	September 30,	December 31,
	2022	2021
Advanced coal royalties	$6,181	$6,678
Other	1,647	1,694
Total other assets	$7,828	$8,372

(5)	BANK DEBT

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

On August 5, 2022, we executed an additional amendment to our credit agreement with PNC, administrative agent for our lenders.  The primary purpose of this amendment was to modify the allowable leverage ratio and debt service coverage ratio through September 30, 2022, to provide relief for anticipated covenant violations.

Bank debt was reduced by $17 million during the three months ended September 30, 2022.  Bank debt is comprised of term debt ($11.0 million as of September 30, 2022) and a $120 million revolver ($102.7 million borrowed as of September 30, 2022).  The term debt amortization concludes with the final payment in March 2023.  The revolver matures in September 2023.  Our debt is recorded at amortized cost, which approximates fair value due to the variable interest rates in the agreement, and is collateralized primarily by our assets.

Liquidity

As of September 30, 2022, with the provisions of the amendments, we had additional borrowing capacity of $11.6 million and total liquidity of $18.6 million.  Our additional borrowing capacity is net of $5.7 million in outstanding letters of credit as of September 30, 2022, that were required to maintain surety bonds.  Liquidity consists of our additional borrowing capacity and cash and cash equivalents.

We entered into new contracts during the three months ended June 30, 2022, with significantly higher prices, that began shipping during the three months ended September 30, 2022.  These contracts substantially increase our cash flow for the remainder of 2022 and 2023.  While it is our intention to refinance our bank debt in early 2023 under similar terms, we believe we have the ability to pay off the remaining balance with operating cash flows when due in September 2023.

Fees

Unamortized bank fees and other costs incurred in connection with the initial facility and subsequent amendments totaled $4.0 million as of December 31, 2021. Additional costs incurred with the March 25, 2022, May 20, 2022, and August 5, 2022 amendments totaled $2.1 million.  These costs were deferred and are being amortized over the term of the loan. Unamortized costs as of September 30, 2022, and December 31, 2021, were $3.6 million and $4.0 million, respectively.

Bank debt, less debt issuance costs, is presented below (in thousands):

	September 30,	December 31,
	2022	2021
Current bank debt	$113,725	$25,725
Less unamortized debt issuance cost	(3,567)	(2,627)
Net current portion	$110,158	$23,098

Long-term bank debt	$—	$86,013
Less unamortized debt issuance cost	—	(1,346)
Net long-term portion	$—	$84,667

Total bank debt	$113,725	$111,738
Less total unamortized debt issuance cost	(3,567)	(3,973)
Net bank debt	$110,158	$107,765

Covenants

The credit facility includes a Maximum Leverage Ratio (consolidated funded debt/trailing twelve months adjusted EBITDA), calculated as of the end of each fiscal quarter for the trailing twelve months, not to exceed the amounts below:

Fiscal Periods Ending	Ratio
September 30, 2022	4.50 to 1.00
December 31, 2022	2.50 to 1.00
March 31, 2023 and thereafter	2.25 to 1.00

As of September 30, 2022, our Leverage Ratio of 3.50 was in compliance with the 4.50 covenant defined in the current and prior amendments.

Beginning December 31, 2022, the credit facility requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA/annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.25 to 1.00 through the maturity of the credit facility.

Interest Rate

The interest rate on the facility ranges from LIBOR plus 2.75% to LIBOR plus 4.00%, depending on our Leverage Ratio, with a LIBOR floor of 0.50%.  We entered into swap agreements to fix the LIBOR component of the interest rate at 2.92% on the entire amount of the declining term loan balance and on $52.7 million of the revolver. The swap agreements matured in May 2022.  At September 30, 2022, we are paying LIBOR plus 4.0% on the outstanding bank debt.

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

Under the terms of the CARES Act, PPP loan recipients can apply for forgiveness. The SBA can grant forgiveness of all, or a portion of loans made under the PPP if the recipients use the PPP loan proceeds for eligible purposes, including payroll costs, mortgage interest, rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. The Company used the PPP Loan proceeds for qualifying expenses and applied for the forgiveness of the PPP Loan in accordance with the terms of the CARES Act.

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

(6)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (in thousands)

	September 30,	December 31,
	2022	2021
Accounts payable	$33,147	$27,835
Accrued property taxes	2,303	2,529
Accrued payroll	4,625	2,413
Workers' compensation reserve	3,749	2,560
Group health insurance	2,400	1,800
Fair value of interest rate swaps	—	867
Other	6,204	3,524
Total accounts payable and accrued liabilities	$52,428	$41,528

(7)	REVENUE

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

Our revenue is derived from sales to customers of coal produced at our facilities. Our customers typically purchase coal directly from our mine sites or our Princeton Loop, where the sale occurs and where title, risk of loss, and control pass to the customer at that point. Our customers arrange for and bear the costs of transporting their coal from our mines to their plants or other specified discharge points. Our customers are typically domestic utility companies. Our coal sales agreements with our customers are fixed-priced, fixed-volume supply contracts, or include a pre-determined escalation in price for each year. Price re-opener and index provisions may allow either party to commence a renegotiation of the contract price at a pre-determined time. Price re-opener provisions may automatically set a new price based on the prevailing market price or, in some instances, require us to negotiate a new price, sometimes within specified ranges of prices. The terms of our coal sales agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of these contracts vary by customer.

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

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. 70% and 79% of our coal revenue for the three and nine months ended September 30, 2022 was sold to customers in the State of Indiana with the remainder sold to customers in Florida, Georgia, and North Carolina.  67% and 72% of our coal revenue for the three and nine months ended September 30, 2021 respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida, Georgia, and North Carolina.

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

We have remaining performance obligations relating to fixed-priced contracts of approximately $648 million, which represent the average fixed prices on our committed contracts as of September 30, 2022. We expect to recognize approximately 79% of this revenue in 2022 and 2023, with the remainder recognized thereafter.

We have remaining performance obligations relating to contracts with price re-openers of approximately $166 million, which represents our estimate of the expected re-opener price on committed contracts as of September 30, 2022. We expect to recognize all of this revenue beginning in 2024.

The tons used to determine the remaining performance obligations are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such an option exists in the customer contract.

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

For the nine months ended September 30, 2022, we recorded income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items and statutory rates in states in which we operate. For the nine months ended September 30, 2021, with the exception of removing the forgiveness of the PPP note as a discrete item, the Company recorded income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items and statutory rates in states in which we operate.  The effective tax rate for the nine months ended September 30, 2022 and 2021 was ~ (8%) and ~ 31%, respectively. Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

(9)	STOCK COMPENSATION PLANS

Non-vested grants at December 31, 2021	183,000
Awarded - weighted average share price on award date was $6.11	357,826
Vested	—
Forfeited	(7,500)
Non-vested grants at September 30, 2022	533,326

For the three and nine months ended September 30, 2022 our stock compensation was $0.1 million and $0.2 million, respectively.  For the three and nine months ended September 30, 2021, our stock compensation was $0.3 million and $0.8 million, respectively.

Non-vested RSU grants will vest as follows:

Vesting Year	RSUs Vesting
2023	301,442
2024	115,942
2025	115,942
533,326

The outstanding RSUs have a value of $3.0 million based on the September 30, 2022 closing stock price of $5.62.

As of September 30, 2022, unrecognized stock compensation expense is $2.3 million, and we had 1,050,845 RSUs available for future issuance.  RSUs are not allocated earnings and losses as they are considered non-participating securities.

(10)	LEASES

We have operating leases for office space with remaining lease terms ranging from 11 months to 22 months. As most of the leases do not provide an implicit rate, we calculated the right-of-use assets and lease liabilities using our secured incremental borrowing rate at the lease commencement date. We currently do not have any finance leases outstanding.

Information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease information:
Operating cash outflows from operating leases	$54	$51	$164	$148
Weighted average remaining lease term in years	1.51	2.45	1.51	2.45
Weighted average discount rate	6.0%	6.0%	6.0%	6.0%

Future minimum lease payments under non-cancellable leases as of September 30, 2022, were as follows:

Year	Amount
(In thousands)
2022	$52
2023	174
2024	60
Total minimum lease payments	$286
Less imputed interest	(6)

Total operating lease liability	$280

As reflected within the following balance sheet line items:
Accounts payable and accrued liabilities	$200
Other long-term liabilities	80

Total operating lease liability	$280

At September 30, 2022, and December 31, 2021, we had approximately $280,000 and $424,000, respectively, of right-of-use operating lease assets recorded within “buildings and equipment” on the condensed consolidated balance sheets.

(11)	SELF-INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among seven mining units dispersed over ten miles. The historical cost of such equipment was approximately $276 million and $260 million as of September 30, 2022, and December 31, 2021, respectively.

Restricted cash of $3.5 million and $3.3 million as of September 30, 2022, and December 31, 2021, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

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

The following table summarizes our financial assets and liabilities measured on a recurring basis at fair value at  December 31, 2021, by the respective level of the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2021
Liabilities:
Interest rate swaps	$—	$—	$867	$867

The table below highlights the change in fair value of the interest rate swaps which are based on a discounted future cash flow model (in thousands):

Ending balance, December 31, 2021	$867
Settlements	(1,058)
Unrealized loss	191
Ending balance, September 30, 2022	$—

(13)	EQUITY METHOD INVESTMENTS

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment and generates revenue from gas sales. Sunrise Energy plans to continue developing and exploring for oil, gas, and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our condensed consolidated balance sheets as of September 30, 2022, and December 31, 2021, was $4.1 million and $3.5 million, respectively.

(14)	CONVERTIBLE NOTES

On May 2, 2022, and May 20, 2022, we issued senior unsecured convertible notes (the "Notes") to five parties, in the aggregate principal amount of $10 million, with $9 million going to related parties affiliated with independent members of our board of directors and the remainder to a non-affiliated party. The Notes were scheduled to mature on December 29, 2028, and accrue interest at 8% per annum, with interest payable on the date of maturity. Pursuant to the terms of the Notes, the holders of the Notes may convert the entire principal balance and all accrued and unpaid interest then outstanding during the period beginning June 1, 2022, and ending on May 31, 2027, into shares of the Company Common Stock (the "Conversion Shares") at a conversion price the greater of (i)$3.33 and (ii) the 30-day trailing volume-weighted average sales price for the Common Stock on the Nasdaq Capital Market ending on and including the date on which this Note is converted. At any time on or after June 1, 2025, the Company may, at its option and upon 30 days' written notice provided to the Holders, elect to redeem the Notes (in whole and not in part) and the Holders shall be obligated to surrender the Notes, at a redemption price equal to 100% of the outstanding Principal Balance, together with any accrued but unpaid interest thereon to the redemption date. After receipt of such redemption notice from the Company, the Holder may, at its option, elect to convert the Principal Balance and accrued interest into Conversion Shares by giving written notice of such election to the Company no later than 5 days prior to the date fixed for redemption.

In June 2022, the four holders of the $9 million related party convertible notes converted them into 1,965,841 shares of common stock of the Company and the one holder of the $1 million convertible note converted it into 231,697 shares of common stock pursuant to the terms of the notes and their related agreements.

On July 29, 2022, we issued $5 million of a senior unsecured convertible note to a related party affiliated with an independent member of our board of directors.  The note carries an interest rate of 8% per annum with a maturity date of December 29, 2028.  For the period August 18, 2022 through August 17, 2024, the holder has the option to convert the notes into shares of the Company's common stock at a conversion price of $6.254.  Beginning August 18, 2025, the Company may elect to redeem the note and the holder shall be obligated to surrender the note at 100% of the outstanding principal balance together with any accrued unpaid interest.  Upon receipt of the redemption notice from the Company, the holder may elect to convert the principal balance and accrued interest into conversion shares.

On August 8, 2022, we issued $4 million of senior unsecured convertible notes to related parties affiliated with independent members of our board of directors.  The notes carry an interest rate of 8% per annum with a maturity date of December 29, 2028.  For the period August 18, 2022 through August 17, 2024, the holder has the option to convert the notes into shares of the Company's common stock at a conversion price of $6.254.  Beginning August 8, 2025, the Company may elect to redeem the note and the holder shall be obligated to surrender the note at 100% of the outstanding principal balance together with any accrued unpaid interest.  Upon receipt of the redemption notice from the Company, the holder may elect to convert the principal balance and accrued interest into conversion shares.

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

(15)	SUBSEQUENT EVENTS

As reported on Form 8-K on October 21, 2022, we finalized the acquisition of Hoosier Energy’s 1-Gigawatt Merom Generating Station, located in Sullivan County, Indiana, in return for assuming certain long-term decommissioning costs and environmental responsibilities with an estimated cost of $20 million. The transaction includes a 3.5-year power purchase agreement (PPA). In addition, the Company will purchase approximately $17 million in coal inventory from the Seller for an initial payment of $5.4 million, with subsequent periodic payments over time, subject to post-close adjustments based on actual on-site inventories.  The Company also received $39 million in advance capacity payments at the closing that will be recorded as deferred revenue until recognized.

Hoosier will purchase 100% of the plant’s energy and capacity through May 2023, reducing purchases to 22% of energy output and 32% of its capacity beginning in June 2023 and through 2025. The companies’ existing renewable PPA – signed in May 2021 and representing 150 MW of solar generation and 50 MW of battery storage – will be retained, with its start date delayed until Merom’s eventual retirement.

Management, with the assistance of third-party valuation specialists, is currently in the process of determining the fair value of the assets acquired and liabilities assumed as part of this transaction.

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

Q3 2022 was a transitional quarter for Hallador.  We signed 2.2MM tons of new coal sales contracts at an average price of ~$125 per ton, of which a small percentage of deliveries began in Q3 2022 and will continue through 2025 with the majority to be delivered in Q4 2022 through the end of 2023.  These contracts put us in a position to generate up to ~$160 million of EBITDA and will be a significant driver in our efforts to move towards a position of being net debt free next year.

To meet these new orders, we have been expanding our coal production by hiring more employees and putting more units to work at our Oaktown Mining Complex, opening a small surface mine pit near Freelandville, IN (Freelandville) and moving our Ace in the Hole production to a small surface mine pit near Petersburg, IN (Prosperity).  This has required us to increase our capital expenditures, up ~$20 million year over year.   We have been successful in increasing our head count 24% year over year, and thus, have increased employee acquisition and training costs.  Freelandville and Prosperity production began in Q3 2022.  Volumes from these new pits are expected to be higher cost and are forecasted to represent approximately 8% of our 2023 production.  Our newer workforce and surface pits will require a ramp to reach peak productivity and with expectations of only slight easing of inflation in 2023, we expect our mining costs to remain elevated in 2022 followed by potentially small cost reductions in 2023.

To help fund our increased capital expenditures and improve our liquidity, we sold $29 million of convertible notes, $10 million in Q2 and $19 million in Q3 2022.  The $10 million of notes issued in Q2 2022 have been converted to HNRG stock, bringing our current share count to 33.0 million shares.  If all notes are converted to stock, this would equate to increasing our share count from 30.8MM shares at the beginning of Q2 to 36.1 million shares at some time in the future, prior to year-end 2026, representing an approximate 17% increase in share count.  Bank debt was reduced during the quarter by $17MM bringing the balance owed at the end of Q3 to $114MM.

Subsequent to the end of Q3 2022, on October 21, 2022, we closed the acquisition of the 1-gigawatt Merom Generation Station from Hoosier Energy (Hoosier).  At closing we received net payments of $34 million.  These funds were part of capacity payments owed to Hallador through our Power Purchase Agreement (PPA) with Hoosier. With these funds, we paid down an additional $27 million of bank debt. Thus, when including the $17 million of bank debt paid in Q3, total debt was reduced by $44MM or 34% of the 3rd quarter’s beginning outstanding balance, bringing total bank debt on October 22, 2022 to $87 million, further increasing liquidity.  This combination of debt reduction and rising EBITDA is quickly deleveraging our balance sheet which we anticipate being less than 2.5X Debt to EBITDA by the end of Q4 2022 and expect to be approaching a ratio of less than 1.0X by the end of Q1 2023.

Our goal at Hallador is to deleverage our balance sheet and create multiple uncorrelated revenue streams that take advantage of our unique place in the energy market. The acquisition of Merom is a significant step forward in this pursuit as it provides us the ability to monetize our coal production through both capacity and energy sales, while also providing us a platform for potential future investment, including new generation and energy storage.  As capacity payments are currently covering most of the fixed costs of the plant, Merom provides optionality to Hallador in both the coal markets and the energy markets.  Starting in 2024, our Sunrise Coal subsidiary has the flexibility to sell up to 3MM tons annually to Merom (~ 43% of coal production) if the economics of energy sales so dictate or divert some portion of said tons to third parties if the economics of outside coal sales create a higher value.  In 2024, Hallador anticipates 4MM tons of annual coal sales to outside parties, while maintaining the flexibility to utilize its remaining coal production to generate up to 6.5 million Mwhr of annual energy sales at Merom.  We believe that the ability to take advantage of this flexibility gives Hallador a tremendous opportunity to take advantage of the most favorable economic conditions in each market.

OVERVIEW

I.	Q3 2022 Net Income of $1.6 million.

a.	1.7 million tons were shipped at an average sales price of $49.01 during the quarter.

i.	Remaining tons to ship for 2022 are expected to average over $49 per ton.

b.	In Q3, Hallador's operating costs increased to $37.46/ton, which represents a $5.63/ton increase from Q2 2022.

c.	Our margins improved in Q3 by over $3 per ton over Q2 2022. Further margin expansion is expected in 2023 as a result of dramatically higher priced sales contracts.

d.	Cash Flow & Debt: During Q3, our operating cash flow increased $13.7 million, and we decreased our bank debt by $17.0 million.

i.	As of September 30, 2022, our bank debt was $113.7 million, liquidity was $18.6 million, and our leverage ratio came in at 3.50X, within our covenant of 4.50X.

II.	Q3 2022 Activity

a.	Financing

i.	We were successful in executing an amendment with our banks increasing our debt to EBITDA covenant for Q3 and waiving our debt service coverage ratio for Q3 as disclosed in Note 5 to our condensed consolidated financial statements. We expect to be in compliance with all bank covenants going forward.

ii.	In August, we issued $19 million in convertible notes to improve our liquidity. The notes were purchased by parties affiliated with two of our board members and one non-affiliated party.

b.	Sales

i.

During Q2, we added 2.2 million tons of new coal contracts with average pricing at over $125 per ton to be delivered during the last half of 2022 through 2025.  We shipped approximately 0.1 million of the new contracted tons in Q3 2022, with most of the remaining tons to be delivered in Q4 2022 through 2023.  These contracts are expected to materially increase our margins during these periods and forecast to put the Company in position to be net debt free in 2023.

c.	Production

i

Production volumes slowed during Q3 with production of 1.7 million tons, down from 1.8 million tons in Q2.

We expect to increase production through additional headcount at the Oaktown Mining Complex, the addition of Freelandville, and the addition of Prosperity.  Production from both Prosperity and Freelandville is higher cost and is expected to increase total mining cost structure to $37 - $38 per ton in Q4 2022 and $36 per ton through 2023.

III.	Q4 2022 Activity

a.	Merom Generating Station

i.	We completed the acquisition of the Merom Power Plant on October 21, 2022. The completion of the acquisition allows us optionality in future years to maximize our coal production and either sell the coal into the market or dispatch to the plant, depending on what makes the most logistical and financial sense at the time based on current market conditions.

IV.	2023

a.	Coal & Power

i.	Our current 2023 average sales price is ~$17 per ton higher than the first half of 2022.

ii.	Traditionally, Hallador has generated $50 million of Adjusted EBITDA, a significant non-GAAP measure, annually. In 2023, we expect our Adjusted EBITDA, a significant non-GAAP measure, to grow to over $160 million, primarily as a result of the additional higher-priced coal contracts.

V.	Solid Sales Position Through 2023

	Contracted	Estimated
	tons	price
Year	(millions)*	per ton
2022 (Q4)	2.5	$49.00
2023 (annual)	6.7	58.00
2024-2027 (total)	7.0	**
	16.2

___________

* Contracted tons are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such an option exists in the customer contract.

**Unpriced or partially priced tons

LIQUIDITY AND CAPITAL RESOURCES

I.	Liquidity and Capital Resources

a.	As set forth in our condensed consolidated statements of cash flows, cash provided by operations was $13.9 million and $37.0 million for the nine months ended September 30, 2022 and 2021.

i.	Operating margins from coal were consistent during the first nine months of 2022 when compared to the first nine months of 2021.

1.	Our operating margins were $7.62 per ton in the first nine months of 2022 compared to $7.70 in the first nine months of 2021. Margins are expected to increase to ~$20 per ton starting in Q1 2023.

2.	We shipped 4.7 million tons of coal in the first nine months of 2022 and expect to ship a total of 6.5 million tons in 2022.

b.

Our projected capex budget for the remainder of 2022 is $13 million, of which approximately one-half is anticipated for maintenance capex.  We also have scheduled payments on current maturities of long-term bank debt totaling $5.5 million over the last three months of the year. While it is our intention to refinance our bank debt in early 2023 under similar terms, we believe we have the ability to pay off the remaining balance with operating cash flow when due in September 2023.See Note 5 to our condensed consolidated financial statements for additional discussion about our bank debt and related liquidity.

c.

We expect cash provided by operations and additional borrowing either from our revolver or other sources, if necessary, to fund our maintenance capital expenditures and debt service for the remainder of the year.  We raised $9 million in May 2022 in senior unsecured convertible notes from related parties and $1 million from a non-affiliated party.  In August 2022, we raised an additional $9 million from related parties and $10 million from a non-affiliated entity.  The additional margins expected to begin in Q4 from the higher priced coal contracts will significantly enhance our ability to pay for capital expenditures and debt service.

d.	In the first half of 2022, we generated lower than expected EBITDA due to elevated cash costs related to: i) a decrease in efficiency, as new hires were integrated into the workforce to support more shifts required to fulfill the increase in contracted tonnage, and ii) supply constraints and vendor cost increases. We amended our bank agreement in May 2022, and again in August 2022, to provide covenant relief to maintain our liquidity levels as costs are anticipated and have begun to improve over the remainder of 2022.

II.	Material Off-Balance Sheet Arrangements

a.

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. In the event we are not able to perform reclamation, which is presented as asset retirement obligations (ARO) in our accompanying condensed consolidated balance sheets, we have surety bonds totaling $23.4 million to pay for ARO.

CAPITAL EXPENDITURES (capex)

For the first nine months of 2022, capex was $38.3 million allocated as follows (in millions):

Oaktown – maintenance capex	$15.8
Oaktown – investment	16.6
Other	5.9
Capex per the Condensed Consolidated Statements of Cash Flows	$38.3

Quarterly coal sales and cost data (in thousands, except per ton and percentage data) are provided below. Per ton calculations below are based on tons sold.

All Mines	4th 2021	1st 2022	2nd 2022	3rd 2022	T4Qs
Tons produced	1,447	1,397	1,762	1,663	6,269
Tons sold	1,554	1,377	1,595	1,705	6,231
Coal sales	$64,388	$57,010	$64,161	$83,563	$269,122
Average price/ton	$41.43	$41.40	$40.23	$49.01	$43.19
Wash plant recovery in %	70%	67%	71%	69%
Operating costs	$54,583	$54,443	$50,776	$63,876	$223,678
Average cost/ton	$35.12	$39.54	$31.83	$37.46	$35.90
Margin	$9,805	$2,567	$13,385	$19,687	$45,444
Margin/ton	$6.31	$1.86	$8.39	$11.55	$7.29
Capex	$9,975	$9,082	$13,821	$15,096	$47,974
Maintenance capex	$3,302	$4,481	$7,600	$6,625	$22,008
Maintenance capex/ton	$2.12	$3.25	$4.76	$3.89	$3.53

All Mines	4th 2020	1st 2021	2nd 2021	3rd 2021	T4Qs
Tons produced	1,233	1,592	1,292	1,440	5,557
Tons sold	1,613	1,174	1,403	2,042	6,232
Coal sales	$64,925	$45,879	$54,600	$79,036	$244,440
Average price/ton	$40.25	$39.08	$38.92	$38.71	$39.22
Wash plant recovery in %	68%	74%	69%	73%
Operating costs	$54,640	$33,907	$42,364	$67,694	$198,605
Average cost/ton	$33.87	$28.88	$30.20	$33.15	$31.87
Margin	$10,285	$11,972	$12,236	$11,342	$45,835
Margin/ton	$6.38	$10.20	$8.72	$5.55	$7.35
Capex	$6,661	$5,720	$5,117	$7,238	$24,736
Maintenance capex	$2,342	$2,343	$1,049	$2,324	$8,058
Maintenance capex/ton	$1.45	$2.00	$0.75	$1.14	$1.29

2022 vs. 2021 (first nine months)

For the nine months of 2022, we sold 4,677,000 tons at an average price of $43.77 per ton. For the first nine months of 2021, we sold 4,619,000 tons at an average price of $38.86 per ton. The increase in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts.  We expect to sell 6.5 million tons during 2022 with the remaining tons sold at an average price in excess of $49 per ton.  Pricing for 2023 is expected to be in excess of $58 per ton.  Quantities delivered each quarter will vary based on customer need and availability of transportation.

Operating costs for all coal mines averaged $36.15 per ton and $31.17 per ton for the nine months ended September 30, 2022, and 2021, respectively. Oaktown's costs over that same period were $35.62 and $29.17, respectively.  Our operating costs for the quarter are higher than our prior guidance as explained in the overview.

Other revenues increased $2.5 million during the first nine months of 2022 when compared to 2021 due to additional income from coal storage fees, royalty income on mineral interests, and increased scrap prices and volume.

Depreciation, depletion and amortization increased $2.0 million in large part as a significant amount of our assets are depreciated and amortized based on production which was higher in Q3 2022.

General and administrative expense increased $1.2 million during the first nine months of 2022 when compared to 2021 primarily as a result of legal and due diligence costs related to the acquisition of Merom. We expect general and administrative expense for the remainder of 2022 to be $3 - $4 million.

Our Sunrise Coal employees and contractors totaled 902 at September 30, 2022, compared to 727 at September 30, 2021.

2022 v. 2021 (third quarter)

For the third quarter 2022, we sold 1,705,000 tons at an average price of $49.01 per ton.  For the third quarter 2021, we sold 2,042,000 tons at an average price of $38.71 per ton.  The increase in average price per ton was expected and is the result of our changing contract mix caused by the expiration of contracts and acquisition of new contracts.

Operating costs for all coal mines averaged $37.46 per ton in 2022 and $33.15 per ton in 2021. Oaktown's costs over that same period were $35.80 and $31.21, respectively. See the overview for additional discussion of operating costs.

Other revenues increased $0.7 million over Q3 2021 due to additional income from coal storage fees, royalty income on mineral interests, and increased scrap prices and volume.

Depreciation, depletion and amortization increased $1.3 million in large part as a significant amount of our assets are depreciated and amortized based on production which was higher in Q3 2022.

General and administrative expense increased $0.5 million during the quarter as a result of legal and due diligence costs related to the acquisition of Merom.

EARNINGS (LOSS) PER SHARE

	4th 2021	1st 2022	2nd 2022	3rd 2022
Basic and diluted	$(0.25)	$(0.33)	$(0.11)	$0.05

	4th 2020	1st 2021	2nd 2021	3rd 2021
Basic and diluted	$(0.15)	$(0.03)	$(0.10)	$0.26

INCOME TAXES

Our effective tax rate (ETR) is estimated at ~ (8%) and ~ 31% for the nine months ended September 30, 2022, and 2021, respectively.  For the nine months ended September 30, 2022, we recorded income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items and statutory rates in states in which we operate. For the nine months ended September 30, 2021, with the exception of removing the forgiveness of the PPP note as a discrete item, we recorded income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items and statutory rates in states in which we operate. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis and changes in the valuation allowance. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

RESTRICTED STOCK GRANTS

See “Item 1. Financial Statements - Note 9. Stock Compensation Plans” for a discussion of RSUs.

CRITICAL ACCOUNTING ESTIMATES

We believe that the estimates of our coal reserves, our asset retirement obligation liabilities, our deferred tax accounts, our valuation of inventory, and the estimates used in our impairment analysis are our critical accounting estimates.

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

Inventory is valued at lower of average cost or net realizable value (NRV).  Anticipated utilization of low sulfur, higher-cost coal from our Ace in the Hole mine has the potential to create NRV adjustments as our estimated need changes

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.  MINE SAFETY DISCLOSURES

See Exhibit 95.1 to this Form 10-Q for a listing of our mine safety violations.

ITEM 5.  OTHER INFORMATION

EXECUTIVE OFFICER COMPENSATION

On November 11, 2022, the Compensation Committee approved a new Two-Year Compensation Plan (the “New Plan”). The New Plan is intended to ensure retention of executive and key personnel of the Corporation and address executive and key personnel compensation.  The Plan is effective on April 1, 2022 and ends on March 31, 2024.

Under the New Plan, our executive officers receive salary, restricted stock units (RSUs), and an annual discretionary bonus as recommended by the compensation committee to the board.

Restricted Stock Units

Mr. Bilsland will receive 267,537 RSUs under the New Plan.  Mr. Martin will receive 173,913 RSUs under the new plan.  The RSUs issued under the New Plan will vest/lapse one-third each year on March 31, 2023, March 31, 2024, and March 31, 2025, or otherwise by the terms of the RSU Plan and the applicable award agreements.

Two Year Plan Annual Base Salaries for 2022 - 2024

New annual salaries are set forth below:

●	Mr. Bilsland's salary shall be $615,000 per year.

●	Mr. Martin's salary shall be $400,000 per year.

ITEM 6.  EXHIBITS

Exhibit No.	Document
10.1	Hallador Energy Company Unsecured Convertible Promissory Note dated May 2, 2022 - Charles R. Wesley, IV Revocable Trust U/A dated October 30, 2020 (1)
10.2	Hallador Energy Company Unsecured Convertible Promissory Note dated May 2, 2022 - Lubar Opportunities Fund I, LLC (1)
10.3	Hallador Energy Company Unsecured Convertible Promissory Note - dated May 2, 2022 - NextG Partners LLC (1)
10.4	Hallador Energy Company Unsecured Convertible Promissory Note - dated May 2, 2022 - Hallador Alternative Asset Fund, LLC (1)
10.5	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20, 2022 - NextG Partners, LLC (2)
10.6	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20 2022 - Hallador Alternative Asset Fund, LLC (2)
10.7	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20l 2022, - Lubar Opportunities Fund I, LLC (2)
10.8	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20 2020 - Murchison Capital Partners, LP (2)
10.9	Hallador Energy Company Convertible Note Purchase Agreement dated July 29, 2022 (2)
10.10	Hallador Energy Company Unsecured Convertible Promissory Note dated July 29, 2022 - Lubar Opportunities Fund I LLC (3)
10.11	Hallador Energy Company Unsecured Convertible Promissory Note dated August 8, 2022 - Lubar Opportunities Fund I, LLC (4)
10.12	Hallador Energy Company Unsecured Convertible Promissory Note dated August 8, 2022 - Hallador Alternative Assets Fund, LLC (4)
10.13	Hallador Energy Company Unsecured Convertible Promissory Note dated August 12, 2022 - ALJ (5)
10.14	Seventh Amendment to the Third Amended and Restated Credit Agreement dated May 20, 2022(2)
10.15	Eighth Amendment to the Third Amended and Restated Credit Agreement dated August 5 2022 (4)
10.16	Ninth Amendment to the Third Amended and Restated Credit Agreement dated September 28, 2022 (6)
10.17	2022 Executive Officer Compensation Plan* **
31.1	SOX 302 Certification - Chairman, President and Chief Executive Officer*
31.2	SOX 302 Certification - Chief Financial Officer*
31.3	SOX 302 Certification - Chief Accounting Officer*
32	SOX 906 Certification*
95.1	Mine Safety Disclosures*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.LAB	Inline XBRL Labels Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)*

________________________________
* Filed Herewith
** Management Compensation Plans
(1) IBR to Form 8-K filed May 6, 2022
(2) IBR to March 31, 2022, Form 10-Q
(3) IBR to Form 8-K filed August 4, 2022
(4) IBR to Form 8-K filed August 11, 2022
(5) IBR to Form 10-Q filed August 15, 2022
(6) IBR to Form 8-K filed October 4, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: November 14, 2022	/S/ LAWRENCE D. MARTIN
Lawrence D. Martin, CFO

Date: November 14, 2022	/S/ R. TODD DAVIS
R. Todd Davis, CAO