Form 10-K
period 2022-12-31
HALLADOR ENERGY CO
filed 2023-03-16
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022 OR
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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the common stock held by non-affiliates (public float) on June 30, 2022 was $116,685,277, based on the closing price reported that date by the NASDAQ of $5.41 per share.

As of March 16, 2023, we had 32,982,605 shares outstanding. Our Annual Meeting of Shareholders will be held on June 1, 2023, in Terre Haute, IN.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements.”  These statements are based on our beliefs as well as assumptions made by, and information currently available to us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	changes in macroeconomic and market conditions and market volatility, and the impact of such changes and volatility on our financial position;
●	the outcome or escalation of current hostilities in Ukraine;
●	changes in competition in coal markets and our ability to respond to such changes;
●	changes in coal prices, demand, and availability which could affect our operating results and cash flows;
●	risks associated with the expansion of our operations and properties, including our recent acquisition of Hoosier Energy's Merom Generation Station;
●	legislation, regulations, and court decisions and interpretations thereof, including those relating to the environment and the release of greenhouse gases, mining, miner health and safety, and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	dependence on significant customer contracts, including renewing customer contracts upon expiration of existing contracts;
●	changing global economic conditions or in industries in which our customers operate;
●	investors', suppliers and other counterparties increasing attention to environmental, social, and governance ("ESG") matters;
●	the effect of changes in taxes or tariffs and other trade measures;
●	risks relating to inflation and increasing interest rates;
●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;
●	adjustments made in price, volume or terms to existing coal supply agreements;
●	our productivity levels and margins earned on our coal sales;
●	changes in equipment, raw material, service or labor costs or availability, including due to inflationary pressures;
●	changes in the availability of skilled labor;
●	our ability to maintain satisfactory relations with our employees;
●	increases in labor costs, adverse changes in work rules, or cash payments or projections associated with workers’ compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;
●	operational interruptions due to geologic, permitting, labor, weather-related or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods or other interruptions;
●	results of litigation, including claims not yet asserted;
●	difficulty maintaining our surety bonds for mine reclamation;
●	decline in or change in the coal industry’s share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity, such as natural gas, nuclear energy, and renewable fuels;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation;
●	uncertainties in estimating and replacing our coal reserves;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions;

●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control;
●	the severity, magnitude and duration of any future pandemics, including impacts of the pandemic and of businesses' and governments' responses to the pandemic on our operations and personnel, and on demand for coal, the financial condition of our customers and suppliers, available liquidity and capital sources and broader economic disruptions; and
●	other factors, including those discussed in “Item 1A. Risk Factors”.

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

Regulation and Laws

The coal mining and electricity generation industries are subject to extensive regulation by federal, state and local authorities on matters such as:

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

Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil and criminal sanctions, including monetary penalties, the imposition of strict, joint and several liability, investigatory and remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of the operations on our properties. The regulatory burden on fossil fuel industries increases the cost of doing business and consequently affects profitability. The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly obligations could increase our costs and adversely affect our performance.  In addition, the utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which has adversely affected demand for coal. It is possible that new legislation or regulations may be adopted, or that existing laws or regulations may be interpreted differently or more stringently enforced, any of which could have a significant impact on our mining operations or our customers’ ability to use coal. For more information, please see risk factors described in “Item 1A. Risk Factors” below.

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

In 2014, MSHA began implementation of a finalized new regulation titled “Lowering Miner’s Exposure to Respirable Coal Mine Dust, Including Continuous Personal Dust Monitors.”  The final rule implemented a reduction in the allowable respirable coal mine dust exposure limits, requires the use of sampling data taken from a single sample rather than an average of samples, and increases oversight by MSHA regarding coal mine dust and ventilation issues at each mine, including the approval process for ventilation plans at each mine, all of which increase mining costs. The second phase of the rule began in February 2016 and requires additional sampling for designated and other occupations using the new continuous personal dust monitor technology, which provides real-time dust exposure information to the miner. Phase three of the rule began in August 2016 and resulted in lowering the current respirable dust level of 2.0 milligrams per cubic meter to 1.5 milligrams per cubic meter of air. Compliance with these rules can result in increased costs on our operations, including, but not limited to, the purchasing of new equipment and the hiring of additional personnel to assist with monitoring, reporting, and recordkeeping obligations. MSHA published a request for information regarding engineering controls and best practices to lower miners’ exposure to respirable coal mine dust, and the comment period closed in July 2022. It is uncertain whether MSHA will present additional proposed rules, or revisions to the final rule, following the closing of the comment period.

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

In August 2019, MSHA published a request for information regarding exposure to respirable crystalline silica, most commonly found in the mining environment through quartz. The request solicited information regarding best practices to protect miners' health from exposure to quartz, including examination of a new reduced permissible exposure limit, potential new or developing protective technologies, and/or technical and educational assistance. The comment period for the request for information closed in October 2019.

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

Black Lung Benefits Act

The Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981 (“BLBA”), requires businesses that conduct current mining operations to make payments of black lung benefits to current and former coal miners with black lung disease, to some survivors of a miner who dies from this disease, and to a trust fund for the payment of benefits and medical expenses where no responsible coal mine operator has been identified for claims.  As of January 1, 2022, the trust fund was funded by an excise tax on production of up to $0.50 per ton for underground-mined coal and up to $0.25 per ton for surface-mined coal, but not to exceed 2% of the applicable sales price.  The Inflation Reduction Act of 2022 raised the excise tax, effective October 1, 2022, up to $1.10 per ton of coal from underground mines and up to $0.55 per ton of coal from surface mines, neither amount to exceed 4.4% of the gross sales price.

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

●

In February 2012, the EPA adopted the MATS, which regulates the emission of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal and oil-fired power plants. In March 2013, the EPA finalized a reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits to levels attainable by existing control technologies. In subsequent litigation, the U.S. Supreme Court struck down the MATS rule based on the EPA’s failure to take costs into consideration.  The D.C. Circuit Court allowed the current rule to stay in place until the EPA issued a new finding.  In April 2016, the EPA issued a final supplemental finding upholding the rule and concluding that a cost analysis supports the MATS rule. In April 2017, the D.C Circuit Court of Appeals granted the EPA’s request to cancel oral arguments and ordered the case held in abeyance for an EPA review of the supplemental finding. In December 2018, the EPA issued a proposed Supplemental Cost Finding, as well as the CAA required "risk and technology review."  In May 2020, EPA issued a final rule that reverses the Agency's prior determination from 2000 and 2016 that it was "appropriate and necessary" to regulate hazardous air pollutants ("HAP") from coal-fueled Electric Generating Units ("EGUs") under the MATS rule. However, in February 2022, EPA published a proposed rule proposing to revoke the May 2020 finding. The final rule remains pending.  Although various issues surrounding the MATS rule remain subject to litigation in the D.C. Circuit, the MATS rule has forced generators to make capital investments to retrofit power plants and could lead to additional premature retirements of older coal-fired generating units.

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

●

The EPA is required by the CAA to periodically re-evaluate the available health effects information to determine whether the National Ambient Air Quality Standards (“NAAQS”) should be revised. Pursuant to this process, the EPA has adopted more stringent NAAQS for fine particulate matter (“PM”), ozone, nitrogen oxide, and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards and other states will be required to develop new SIPs for areas that were previously in “attainment” but do not attain the new standards. In addition, under the revised ozone NAAQS, significant additional emissions control expenditures may be required at coal-fired power plants. In March 2019, the EPA published a final rule that retained the current primary NAAQS for sulfur oxide.  In December 2020, EPA published a final rule to retain the current NAAQS for both PM and ozone; however, various entities have filed litigation against one or both of these rulemakings, and the Biden Administration announced that it would reconsider and potentially revise the NAAQS.  However, with respect to ozone, a draft assessment released in April 2022 indicates EPA staff have reached a preliminary conclusion that the December 2020 decision will stand, but uncertainty remains until a final decision is reached. New standards may impose additional emissions control requirements on new and expanded coal-fired power plants and industrial boilers. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, our mining operations and our customers could be affected when the new standards are implemented by the applicable states, and developments might indirectly reduce the demand for coal.

●

The EPA’s regional haze program is designed to protect and improve visibility at and around national parks, national wilderness areas, and international parks. Under the program, states are required to develop SIPs to improve visibility. Typically, these plans call for reductions in sulfur dioxide and nitrogen oxide emissions from coal-fueled electric plants. In prior cases, the EPA has decided to negate the SIPs and impose stringent requirements through FIPs. The regional haze program, including particularly the EPA’s FIPs, and any future regulations may restrict the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas and may require some existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions. These requirements could limit the demand for coal in some locations. In September 2018, the EPA issued a memorandum that detailed plans to assist states as they develop their SIPs, which was followed by a supplemental memorandum in July 2021 for SIPs for the second implementation period.

●	The EPA’s new source review (“NSR”) program under the CAA in certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly increase emissions, to install more stringent air emissions control equipment. The Department of Justice, on behalf of the EPA, has filed lawsuits against a number of coal-fired electric generating facilities alleging violations of the NSR program. The EPA has alleged that certain modifications have been made to these facilities without first obtaining certain permits issued under the program. Several of these lawsuits have been settled, but others remain pending. In October 2020, the EPA finalized a rule to clarify the process for evaluating whether the NSR permitting program would apply to a proposed modification of a source of air emissions. The EPA has announced that it will review the NSR program. Depending on the ultimate resolution of the EPA's litigation and review, demand for coal could be affected.

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

Relatedly, the United States and European Union jointly announced at COP26 the launch of the Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including "all feasible reductions" in the energy sector. Also at COP26, more than forty countries pledged to phase out coal, although the United States did not sign the pledge. At COP27, countries reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase out of inefficient fossil fuel subsidies. The United States also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Although no firm commitment or timeline to phase out or phase down all fossil fuels was made at COP27, there can be no guarantees that countries will not seek to implement such a phase out in the future.  The impact of these actions remains unclear at this time. Moreover, many states, regions, and governmental bodies have adopted GHG initiatives and have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities, including coal-fired electric generating facilities. Others have announced their intent to increase the use of renewable energy sources, displacing coal and other fossil fuels. Depending on the particular regulatory program that may be enacted, at either the federal or state level, the demand for coal could be negatively impacted, which would have an adverse effect on our operations.

Even in the absence of new federal legislation, the EPA has begun to regulate GHG emissions under the CAA based on the U.S. Supreme Court’s 2007 decision that the EPA has authority to regulate GHG emissions. Although the U.S. Supreme Court’s holding did not expressly involve the EPA’s authority to regulate GHG emissions from stationary sources, such as coal-fueled power plants, the EPA has determined on its own that it has the authority to regulate GHG emissions from power plants and issued a final rule which found that GHG emissions, including carbon dioxide and methane, endanger both the public health and welfare. Several rulemakings have been issued under the EPA's  New Source Performance Standards ("NSPS") that constrain the GHG emissions of fossil-fuel-fired power plants. In January 2021, the EPA published a final significant contribution finding for purposes of regulating source category of GHG emissions, confirming that such power plants are a source category for such regulations. However, this finding also excludes several sectors and may, therefore, be subject to revision, and future implementation of the NSPS is uncertain at this time. The EPA is expected to publish a notice of proposed rulemaking in Spring 2023.

In August 2015, the EPA issued its final Clean Power Plan ("CPP") rules that establish carbon pollution standards for power plants, called CO2 emission performance rates. Judicial challenges led the U.S. Supreme Court to grant a stay in February 2016 of the implementation of the CPP before the United States Court of Appeals for the District of Columbia ("Circuit Court") even issued a decision. Then, in October 2017 the EPA proposed to repeal the CPP.  The EPA subsequently proposed the Affordable Clean Energy ("ACE") rule to replace the CPP with a rule that utilizes heat rate improvement measures as the "best system of emission reduction." The ACE rule adopts new implementing regulations under the CAA to clarify the roles of the EPA and the states, including an extension of the deadline for state plans and EPA approvals; and the rule revises the NSR permitting program to provide EGUs the opportunity to make efficiency improvements without triggering NSR permit requirements. In June 2019, the EPA published the final repeal of the CPP and promulgation of the ACE rule.  On January 19, 2021 , the Circuit Court struck down the ACE rule and found the EPA's "repeal of the CPP rested critically on a mistaken reading of the CAA." On June 30, 2022, the Supreme Court of the United States reversed and remanded the Circuit Court's decision in West Virginia v. EPA and found that, in the promulgation of the CPP, the EPA had acted outside the bounds of the legal authority granted to the agency by Congress.

Notwithstanding the ACE rule, the CPP's requirements and impact during the pendency of the litigation led to premature retirements and could lead to additional premature retirements of coal-fired generating units and reduce the demand for coal. Congress has not currently adopted legislation to restrict carbon dioxide emissions from existing power plants and has not otherwise expanded the legal authority of the EPA following West Virginia v. EPA, including as it relates to authority to regulate carbon dioxide emissions from existing and modified power plants as proposed in the NSPS and CPP. We cannot predict whether such legislation will be signed into law in the future.

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

In addition, environmental advocacy groups have filed a variety of judicial challenges claiming that the environmental analyses conducted by federal agencies before granting permits and other approvals necessary for certain coal activities do not satisfy the requirements of the National Environmental Policy Act (“NEPA”). These groups assert that the environmental analyses in question do not adequately consider the climate change impacts of these particular projects. In April 2022, the Council on Environmental Quality ("CEQ") issued a final rule revoking some of the modifications made to the NEPA regulations under the previous administration and reincorporated the consideration of direct, indirect and cumulative effects of major federal actions, including GHG emissions. And, in January 2023, the CEQ released guidance, effective immediately, to assist federal agencies in assessing the GHG emissions and climate change effects of their proposed actions under NEPA.

Many states and regions have adopted GHG initiatives, and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of GHG by certain facilities, including coal-fired electric generating facilities. For example, in 2005, ten Northeastern states entered into the Regional Greenhouse Gas Initiative agreement (“RGGI”), calling for the implementation of a cap and trade program aimed at reducing carbon dioxide emissions from power plants in the participating states. The members of RGGI have established in statutes and/or regulations a carbon dioxide trading program. Auctions for carbon dioxide allowances under the program began in September 2008. Since its inception, several additional states and Canadian provinces have joined RGGI as participants or observers, while Virginia has withdrawn from RGGI via executive order by its governor. Similar to RGGI, five western states launched the Western Regional Climate Initiative, although only California and certain Canadian provinces are currently active participants. We cannot predict what other regional greenhouse gas reduction initiatives may arise in the future.

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

Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA. Rulemakings to establish the extent of such jurisdiction were finalized in 2015 and 2020, respectively, and both rulemakings have been subject to substantial litigation. Although the EPA and Corps of Engineers did not seek to vacate the 2020 rule on an interim basis, two federal district courts in Arizona and New Mexico vacated the 2020 rule in decisions announced during the third quarter of 2021. In December 2022, the EPA and Corps of Engineers released a final revised definition of "waters of the United States" ("WOTUS") founded upon a pre-2015 definition and including updates to incorporate existing Supreme Court decisions. However, continued uncertainty remains as to the government's jurisdictional reach as the rule is likely to be subject to legal challenge. Judicial developments further add to this uncertainty. In October 2022, the Supreme Court heard oral arguments in Sackett v. EPA regarding the scope and authority of the CWA and the definition of WOTUS and is expected to release an opinion in this case in 2023, which could impact the regulatory definition and its implementation. To the extent any decision expands the scope of the EPA and the Corps of Engineers' jurisdiction under the CWA, we could face increased costs and delays due to additional permitting and regulatory requirements and possible challenges to permitting decisions.

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

RCRA impacts the coal industry in particular because it regulates the disposal of certain coal combustion by-products (“CCB”). On April 17, 2015, the EPA finalized regulations under RCRA for the disposal of CCB. Under the finalized regulations, CCB is regulated as "non-hazardous" waste and avoids the stricter, more costly, regulations under RCRA's hazardous waste rules. While classification of CCB as a hazardous waste would have led to more stringent restrictions and higher costs, this regulation may still increase our customers' operating costs and potentially reduce their ability to purchase coal. The CCB rule was subject to legal challenge and ultimately remanded to the EPA. On August 28, 2020, the EPA published a final revised rule mandating closure of unlined impoundments, with deadlines to initiate closure between 2021 and 2028, depending on site specific circumstances. Certain provisions of the revised CCB rule were vacated by the D.C. Circuit in 2018. The EPA is expected to finalize additional rules addressing those specific provisions in June 2023. Meanwhile, on January 25, 2022, the EPA published determinations for 9 of 57 CCB facilities who sought approval to continue disposal of CCB and non-CCB waste streams until 2023, as opposed to the initial 2021 deadline for unlined impoundments prescribed by the current rule. While the EPA issued one conditional approval, the EPA is requiring the remaining facilities to cease receipt of waste within 135 days of completion of public comment or around July 2022. And, in January 2023, the EPA issued six proposed determinations to deny facilities' requests to continue disposal into unlined surface impoundments.  The current determinations, future determinations of the same nature, or similar actions in expected future rulemakings could lead to accelerated, abrupt, or unplanned suspension of coal-fired boilers. The combined effect of the CCB rules and Effluent Limitations Guidelines and Standards ("ELG") regulations (discussed below) has compelled power generating companies to close existing ash ponds and may force the closure of certain existing coal burning power plants that cannot comply with the new standards. Such retirements may adversely affect the demand for our coal.

On November 3, 2015, the EPA published the final rule, ELG,  revising the regulations for the Steam Electric Power Generating category which became effective on January 4, 2016. The rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants, based on technology improvements in the steam electric power industry over the last three decades. The combined effect of the CCB and ELG regulations has forced power generating companies to close existing ash ponds and will likely force the closure of certain older existing coal-burning power plants that cannot comply with the new standards. In November 2019, the EPA proposed revisions to the 2015 ELG rule and announced proposed changes to regulations for the disposal of coal ash in order to reduce compliance costs.  In October 2020, the EPA published a final rule. In August 2021, the EPA initiated supplemental rulemaking indicating that it intended to strengthen certain discharge limits. The EPA expects to issue a proposed rule for public comment in the summer of 2023.  It is unclear what impact these regulations will have on the market for our products.

Endangered Species Act

The federal Endangered Species Act (“ESA”) and counterpart state legislation protect species threatened with possible extinction. The U.S. Fish and Wildlife Service (the “USFWS”) works closely with the OSM and state regulatory agencies to ensure that species subject to the ESA are protected from potential impacts from mining-related activities. In October 2021, the Biden Administration proposed the rollback of new rules promulgated under the Trump Administration and, in June 2022, the USFWS and the National Marine Fisheries Service published a final rule rescinding the 2020 regulatory definition of "habitat."

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

Climate Change Issues

Physical Climate Risks. Increased frequency of severe and extreme weather events associated with climate change could materially impact our facilities, energy sales, and results of operations. We are unable to predict these events. However, we perform ongoing assessments of physical risk, including physical climate risk, to our business. More extreme and volatile temperatures, increased storm intensity and flooding, and more volatile precipitation leading to changes in lake and river levels are among the weather events that are most likely to impact our business.

Transition Climate Risks. Future legislative and regulatory programs, at both the federal and state levels, could significantly limit allowed GHG emissions or impose a cost or tax on GHG emissions. Revised or additional future GHG legislation and/or regulation related to the generation of electricity or the extraction, production, distribution, transmission, storage and end use of natural gas could materially impact our gas supply, financial position, financial results and cash flows.

Regarding federal policies, we continue to monitor the implementation of any final and proposed climate change-related legislation and regulations, including the Infrastructure Investment and Jobs Act, signed into law in November 2021; the development of the Enhancement and Standardization of Climate-Related Disclosures, proposed by the SEC in March 2022; the Inflation Reduction Act ("IRA"), signed into law in August 2022; and the EPA's proposed methane regulations for the oil and natural gas industry, but we cannot predict their impact on our business at this time. We have identified potential opportunities associated with the Infrastructure Investment and Jobs Act and the IRA and are evaluating how they may align with our strategy going forward. The energy-related provisions of the Infrastructure Investment and Jobs Act include new federal funding for power grid infrastructure and resiliency investments, new and existing energy efficiency and weatherization programs, electric vehicle infrastructure for public chargers and additional LIHEAP funding over the next five years. The IRA contains climate and energy provisions, including funding to decarbonize the electric sector.

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

Human Capital

As of December 31, 2022, Hallador Energy Company and its subsidiaries employed 980 full-time employees and temporary miners.  930 of those employees and temporary miners are directly involved in the coal mining or coal washing process.   Our workforce is entirely union-free.  To attract and retain top talent, we provide competitive wages, an annual bonus for all employees, excellent benefits, an employee health clinic, and a culture that is committed to health and safety at all levels.

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

Our corporate office is located at 1183 East Canvasback Drive, Terre Haute, Indiana, 47802, as well as Sunrise Coal and Hallador Power's corporate offices. All offices can be reached at 812.299.2800. Terre Haute is approximately 70 miles west of Indianapolis.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available, free of charge, on our website at www.halladorenergy.com under the "Investor Relations" section, as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

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

The stability and profitability of our operations could be adversely affected if our customers do not honor existing contracts or do not extend existing or enter into new long-term contracts for coal or electric power.

In 2022, the vast majority of our sales were under contracts having a term greater than one year, which we refer to as long-term contracts. These contracts have historically provided a relatively secure market for the amount of production committed under the terms of the contracts. From time to time industry conditions could make it more difficult for us to enter into long-term contracts with our electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time. Accordingly, we may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire, which could subject a portion of our revenue stream to the increased volatility of the spot market.

Some of our long-term sales contracts contain provisions allowing for the renegotiation of prices and, in some instances, the termination of the contract or the suspension of purchases by customers.

Some of our long-term sales contracts contain provisions that allow for the purchase price to be renegotiated at periodic intervals. These price reopener provisions may automatically set a new price based on the prevailing market price or, in some instances, require the parties to the contract to agree on a new price. Any adjustment or renegotiation leading to a significantly lower contract price could adversely affect our operating profit margins. Accordingly, long-term contracts may provide only limited protection during adverse market conditions. In some circumstances, failure of the parties to agree on a price under a reopener provision can also lead to early termination of a contract.

Several of our long-term contracts also contain provisions that allow the customer to suspend or terminate performance under the contract upon the occurrence or continuation of certain events that are beyond the customer’s reasonable control. Such events could include labor disputes, mechanical malfunctions and changes in government regulations, including changes in environmental regulations rendering use of our coal inconsistent with the customer’s environmental compliance strategies. Additionally, most of our long-term contracts contain provisions requiring us to deliver coal within stated ranges for specific coal characteristics. Failure to meet these specifications can result in economic penalties, rejection or suspension of shipments or termination of the contracts. In the event of early termination of any of our long-term contracts, if we are unable to enter into new contracts on similar terms, our business, financial condition and results of operations could be adversely affected.

We depend on a few customers for a significant portion of our revenue, and the loss of one or more significant customers could affect our ability to maintain the sales volume and price of the coal we produce.

During 2022, we derived 90% of our coal revenue from five customers, each representing at least 10% of our coal sales. If in the future we lose any of these customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or the terms, including pricing terms, on which they buy coal from us, it could have a material adverse effect on our business, financial condition and results of operations.  Our electric operations revenue for 2022 was generated entirely by one customer as a condition of the Asset Purchase Agreement upon the closing of the acquisition of Hoosier Energy's Merom Generation Station ("Merom") in October 2022.

Our ability to collect payments from our customers could be impaired if their creditworthiness declines or if they fail to honor their contracts with us.

Our ability to receive payment for coal and electric power sold and delivered depends on the continued creditworthiness of our customers. If the creditworthiness of our customers declines significantly, our business could be adversely affected. In addition, if a customer refuses to accept shipments of our coal for which they have an existing contractual obligation, our revenues will decrease, and we may have to reduce production at our mines until our customer’s contractual obligations are honored.

Although none of our employees are members of unions, our workforce may not remain union-free in the future.

None of our employees are represented under collective bargaining agreements. However, all of our workforce may not remain union-free in the future, and legislative, regulatory or other governmental action could make it more difficult to remain union-free. If some or all of our currently union-free operations were to become unionized, it could adversely affect our productivity and increase the risk of work stoppages at our mining complexes. In addition, even if we remain union-free, our operations could still be adversely affected by work stoppages at unionized companies, particularly if union workers were to orchestrate boycotts against our operations.

Our recent acquisition of Merom may not achieve its intended results.

On October 21, 2022, the Company, through its subsidiary Hallador Power Company, LLC, completed its acquisition of the one Gigawatt Merom Generating Station located in Sullivan County, Indiana pursuant to an Asset Purchase Agreement with Hoosier Energy.  The Company entered into the Asset Purchase Agreement with the expectation that the acquisition of Merom would result in various benefits, including, among other things, securing future demand for a material portion of the Company’s coal production and also providing a path for Merom’s transition to renewable energy when the coal plant is eventually retired. Achieving the anticipated benefits of the acquisition (including the eventual transition to renewable energy) is subject to a number of uncertainties. Failure to achieve these anticipated benefits could result in lower-than-expected revenues or income generated by the combined businesses and diversion of management’s time and energy and could have an adverse effect on the Company’s business, financial results and prospects.  In addition, in connection with the Asset Purchase Agreement, the Company assumed certain decommissioning costs and environmental responsibilities.  In the event these assumed costs and responsibilities exceed the Company’s estimates, the Company may incur additional liabilities that could have an adverse effect on the Company’s business, financial results and prospects.

The operation and maintenance of the Merom facilities or future investment in the Merom facilities are subject to operational risks that could adversely affect our financial position, results of operations and cash flows.

The operation and maintenance of generating facilities involves many risks, including the performance by key contracted suppliers and maintenance providers; increases in the costs for or limited availability of key supplies, labor and services; breakdown or failure of facilities; curtailment of facilities by counterparties; or the impact of unusual, adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency. The Merom facilities contain older generating equipment, which even if maintained in accordance with good engineering practices, may require additional capital expenditures to continue operating at peak efficiency, while additional costs may be required as we eventually transition the Merom facilities to renewable energy.  We could also be subject to costs associated with any unexpected failure to produce and deliver power, including failure caused by breakdown or forced outage, as well as the repair of damage to facilities due to storms, natural disasters, wars, sabotage, terrorist acts and other catastrophic events.

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

Like most companies, we have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, to process and record financial and operating data, communicate with our business partners, analyze mine and mining information, estimate quantities of coal reserves, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, could be at greater risk of future terrorist or cyber-attacks than other targets in the U.S. Deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties, could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third-party liability. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, as cyber incidents continue to evolve, we could be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

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

As disclosed in Note 5 to our financial statements, there are two key ratio covenants stated in our credit agreement: (i) a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA/annual debt service) of 1.25 to 1.00 and (ii) a Maximum Leverage Ratio (consolidated funded debt/trailing twelve months adjusted EBITDA) not to exceed 2.50 to 1.00, which also decreases for March 31, 2023 and each fiscal quarter thereafter to 2.25 to 1.00.

On December 31, 2022, our debt service coverage ratio was 1.49, and our leverage ratio was 2.05. Therefore, we were in compliance with these two ratios.

Our indebtedness may limit our ability to borrow additional funds or capitalize on business opportunities.

On December 31, 2022, our funded bank debt was $85.2 million, we had outstanding convertible notes totaling $19 million, and held letters of credit totaling $11.2 million. Our leverage may:

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

The PPP loan application required us to certify that the current economic uncertainty made the PPP loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria and that our receipt of the PPP loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation. In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the program resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If despite our good faith belief that we satisfied all eligibility requirements for the PPP loan, we are found to have been ineligible to receive the PPP loan or in violation of any of the laws or regulations that apply to us in connection with the PPP loan, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP loan. We received forgiveness of the entire $10 million of the PPP loan in July 2021, and as a part of the forgiveness process were required to make certain certifications that remain subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate. In addition, our receipt of the PPP loan resulted in adverse publicity, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could harm our business, results of operations, and financial condition.

Investor and lender focus on ESG matters may negatively impact our business, financial results, and stock price.

Companies across all industries, including companies in the fossil-fuel industry, are facing increased scrutiny from stakeholders related to their ESG practices. Companies that do not adapt or comply with evolving investor or stakeholder expectations and standards, or are perceived to have not responded appropriately to ESG issues, regardless of any legal requirement to do so, may suffer reputational damage and the business, financial condition, and stock price of such companies could be materially and adversely affected. Several advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities, and other members of the investing community. These activities include increasing attention to and demands for action related to climate change, promoting the use of substitutes to fossil-fuel products, encouraging the divestment of fossil-fuel equities, and pressuring lenders to limit funding to companies engaged in the extraction of fossil-fuel reserves. These activities could increase costs, impact our supply chain, reduce demand for our coal, reduce our profits, increase the potential for investigations and litigation, impair our brand, limit our choices for lenders, insurance providers and business partners, and have negative impacts on our stock price and access to capital markets.

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

Public statements with respect to ESG matters, such as emission reduction goals, other environmental targets, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential "greenwashing," i.e., misleading information or false claims overstating potential ESG benefits. For example, in March 2021, the SEC established the Climate and ESG Task Force in the Division of Enforcement to identify and address potential ESG-related misconduct, including greenwashing. Certain non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements, goals, or standards were misleading, false, or otherwise deceptive. As a result, we may face increased litigation risks from private parties and governmental authorities related to our ESG efforts. In addition, any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. Additionally, we could face increasing costs as we attempt to comply with and navigate further ESG-related focus and scrutiny.

A significant portion of the electricity we sell is used by residential and commercial customers for heating and air conditioning. Accordingly, fluctuations in weather, gas and electricity commodity costs, inflation and economic conditions impact demand of our customers and our operating results.

Energy sales are sensitive to variations in weather. Forecasts of energy sales are based on “normal” weather, which represents a long-term historical average. Significant variations from normal weather resulting from climate change or other factors could have, and have had, a material impact on energy sales. Additionally, residential usage, and to some degree commercial usage, is sensitive to fluctuations in commodity costs for electricity, whereby usage declines with increased costs, thus affecting our financial results. Commodity prices have been and may continue to be volatile. Lastly, residential and commercial customers’ usage is sensitive to economic conditions and factors such as recession, inflation, unemployment, consumption and consumer confidence. Therefore, prevailing economic conditions affecting the demand of our customers may in turn affect our financial results.

We face various risks related to pandemics and similar outbreaks, which have had and may continue to have material adverse effects on our business, financial position, results of operations, and/or cash flows.

Since first reported in late 2019, the COVID-19 pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, government challenges, and market volatility of an unprecedented nature. The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the coal and electric industry driven by widespread government-imposed lockdowns. While most government-imposed shut-downs in the United States and abroad have been phased out, there is a possibility that such shut-downs may be reinstated if COVID-19 or another pandemic were to again become an acute, severe risk. This could cause a sustained decrease in demand for our coal and electric power and the failure of our customers to purchase coal or electric power from us that they are obligated to purchase pursuant to existing contracts, which would have a material adverse effect on our operations and financial condition. The various governmental and private responses to the pandemic also led to widespread, global supply chain disruptions. These supply chain disruptions have previously caused and may continue to or again cause some of our suppliers to fail to deliver the quantities of supplies we need or fail to deliver such supplies in a timely manner.

The extent to which COVID-19 or another future pandemic may adversely impact our results of operations, cash flows and financial condition depends on future developments, which are highly uncertain and unpredictable.

Risks Related to our Industry

A substantial or extended decline in coal prices could negatively impact our results of operations.

Our results of operations are primarily dependent upon the prices we receive for our coal, as well as our ability to improve productivity and control costs. The prices we receive for our production depends upon factors beyond our control, including:

●	the supply of and demand for domestic and foreign coal;
●	weather conditions and patterns that affect demand for or our ability to produce coal;
●	the proximity to and capacity of transportation facilities;
●	supply chain and cost of raw materials for coal operations;
●	competition from other coal suppliers;
●	domestic and foreign governmental regulations and taxes;
●	the price and availability of alternative fuels;
●	the effect of worldwide energy consumption, including the impact of technological advances on energy consumption;
●	overall domestic and global economic conditions;
●	the adverse impact of the COVID-19 pandemic due to the reduction in demand;
●	international developments impacting supply of coal; and
●	the impact of domestic and foreign governmental laws and regulations, including environmental and climate change regulations and regulations affecting the coal mining industry and coal-fired power plants, and delays in the receipt of, failure to receive, failure to maintain or revocation of necessary governmental permits.

Any adverse change in these factors could result in weaker demand and lower prices for our products. A substantial or extended decline in coal prices could materially and adversely affect us by decreasing our revenues to the extent we are not protected by the terms of existing coal supply agreements.

Competition within the coal industry could adversely affect our ability to sell coal.

We compete with other coal producers for domestic coal sales in various regions of the U.S. The most important factors on which we compete are delivered price (i.e., the cost of coal delivered to the customer, including transportation costs, which are generally paid by our customers either directly or indirectly), coal quality characteristics, contract flexibility (e.g., volume optionality and multiple supply sources) and reliability of supply. Some competitors could have, among other things, larger financial and operating resources, lower per ton cost of production, or relationships with specific transportation providers. The competition among coal producers could impact our ability to retain or attract customers and could adversely impact our revenues and cash from operations.

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

Changes in consumption patterns by utilities regarding the use of coal, including plans by utilities to shut down or move away from coal-fired generation,  have affected our ability to sell the coal we produce.

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

Future environmental regulation of GHG emissions also could accelerate the use by utilities of fuels other than coal. In addition, federal and state mandates for increased use of electricity derived from renewable energy sources could affect demand for coal. Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal. Further, far-reaching federal regulations promulgated by the EPA in the last several years, such as CSAPR and MATS, have led to the premature retirement of coal-fired generating units and a significant reduction in the amount of coal-fired generating capacity in the United States.  A decrease in coal consumption by the domestic electric utility industry could adversely affect the demand for or the price of coal, which could negatively impact our results of operations and reduce our cash from operations.

Other factors, such as efficiency improvements associated with technologies powered by electricity have slowed electricity demand growth and could contribute to slower growth in the future. Further decreases in the demand for electricity, such as decreases that could be caused by a worsening of current economic conditions or a prolonged economic recession, could have a material adverse effect on the demand for coal and our business over the long term.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain sources in the United States, or constrain the emissions of power plants (though such emissions restraints have been subject to challenge.)

Separately, various states and groups of states have adopted or are considering adopting legislation, regulations, or other regulatory initiatives that are focused on such areas as GHG cap-and-trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. Internationally, the Paris Agreement requires member states to submit non-binding, individually-determined emissions reduction targets.  These commitments could further reduce demand and prices for fossil fuels.  Although the United States had withdrawn from the Paris Agreement, following President Biden’s executive order in January 2021, the United States rejoined the Agreement and, in April 2021, established a goal of reducing economy-wide net GHG emissions 50-52% below levels by 2030. Additionally, at COP26 in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including "all feasible reductions" in the energy sector. At COP27 in Sharm El-Sheik in November 2022, countries reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase out of inefficient fossil fuel subsidies. The United States also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Although no firm commitment or timeline to phase out or phase down all fossil fuels was made at COP27, there can be no guarantees that countries will not seek to implement such a phase out in the future.   The full impact of these actions is uncertain at this time and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects upon us and our operators' operations.

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

Apart from governmental regulation, there are also increasing financial risks for fossil-fuel producers as stakeholders of fossil-fuel energy companies may elect in the future to shift some or all of their support into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil-fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero ("GFANZ") announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil-fuel sector. In late 2020, the Federal Reserve announced it had joined the Network for Greening the Financial System ("NGFS"), a consortium of financial regulators focused on addressing climate-related risks in the financial sector, and, in September 2022, announced that six of the U.S.' largest banks will participate in a pilot climate scenario analysis to enhance the ability of firms and supervisors to measure and manage climate-related financial risk. The Federal Reserve released its pilot exercise in January 2023 which is designed to analyze the impact of both physical and transition risks related to climate change on specific assets of the banks' portfolio.   Although we cannot predict the effects of these actions, such limitation of investments in and financing, bonding, and insurance coverages for fossil-fuel energy companies could adversely affect our coal mining operations.

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

Litigation resulting from disputes with our customers could result in substantial costs, liabilities, and loss of revenues.

From time to time we have disputes with our customers over the provisions of long-term coal supply contracts relating to, among other things, coal pricing, quality, quantity and the existence of specified conditions beyond our or our customers’ control that suspend performance obligations under the particular contract. Disputes could occur in the future, and we may not be able to resolve those disputes in a satisfactory manner, which could have a material adverse effect on our business, financial condition and results of operations.

Our profitability could decline due to unanticipated mine operating conditions and other events that are not within our control and that may not be fully covered under our insurance policies.

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

We are subject to numerous federal, state and local laws and regulations affecting the coal mining industry, including laws and regulations pertaining to employee health and safety, permitting and licensing requirements, air and water quality standards, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge or release of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Certain of these laws and regulations may impose strict liability without regard to fault or legality of the original conduct. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial liabilities, and the issuance of injunctions limiting or prohibiting the performance of operations. Complying with these laws and regulations could be costly and time-consuming and could delay commencement or continuation of exploration or production operations. The possibility exists that new laws or regulations may be adopted, or that judicial interpretations or more stringent enforcement of existing laws and regulations could occur, which could materially affect our mining operations, cash flow, and profitability, either through direct impacts on our mining operations, or indirect impacts that discourage or limit our customers’ use of coal. Federal and state laws addressing mine safety practices impose stringent reporting requirements and civil and criminal penalties for violations. Federal and state regulatory agencies continue to interpret and implement these laws and propose new regulations and standards. Implementing and complying with these laws and regulations has increased and will continue to increase our operational expense and have an adverse effect on our results of operation and financial position.

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

Inflation could result in higher costs and decreased profitability.

The United States, European Union and other large economies have recently experienced inflation at a rate significantly higher than recent years. Current and future inflationary effects may be driven by, among other things, governmental stimulus and monetary policies, supply chain disruptions and geopolitical instability, including the ongoing military conflict between Ukraine and Russia. This recent inflation has resulted in rising prices, including increases in freight rates, prices for energy and other costs, and has adversely impacted us and may further impact us negatively in the future. Sustained inflation could result in higher costs for transportation, energy, materials, supplies and labor. Our efforts to recover inflation-based cost increases from our customers may be hampered as a result of the structure of our contracts and competitive pressures.  Accordingly, substantial inflation may have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates in the U.S., which could increase our cost of debt borrowing in the future.

Increases in interest rates could adversely affect our business.

The Federal Reserve raised the federal funds interest rate throughout 2022 in its effort to take action against domestic inflation, and is expected to continue to raise these rates in 2023. We have exposure to these past increases in interest rates, and may be affected further in the future. Based on our current variable debt level of $85.2 million as of December 31, 2022, comprised of funds drawn on our outstanding bank debt, an increase of one percentage point in the interest rate will result in an increase in annual interest expense of slightly less than $1 million. Any indebtedness we incur in the future may also expose us to increased interest rates, whether as a result of higher fixed rates at the time such a new facility is entered into or because such new indebtedness accrues interest at a variable rate. As a result, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates

Fluctuations in transportation costs and the availability or reliability of transportation could reduce revenues by causing us to reduce our production or by impairing our ability to supply coal to our customers.

Transportation costs represent a significant portion of the total cost of coal for our customers and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision. Increases in transportation costs could make coal a less competitive source of energy or could make our coal production less competitive than coal produced from other sources. Disruption of transportation services due to weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks or other events could temporarily impair our ability to supply coal to our customers. Our transportation providers could face difficulties in the future that could impair our ability to supply coal to our customers, resulting in decreased revenues. If there are disruptions of the transportation services provided by our primary rail carriers that transport our coal and we are unable to find alternative transportation providers to ship our coal, our business could be adversely affected.

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

Political or financial instability, currency fluctuations, the outbreak of pandemics or other illnesses (such as the COVID- 19 pandemic), labor unrest, transport capacity and costs, port security, weather conditions, natural disasters, or other events that could alter or suspend our operations, slow or disrupt port activities, or affect foreign trade are beyond our control and could materially disrupt our ability to participate in the export market for coal sales, which could adversely affect our sales and our results of operations.

We may not be able to successfully grow through future acquisitions.

We have expanded our operations by adding and developing mines and coal reserves in existing, adjacent and neighboring properties, including through our recent acquisition of Merom. We continually seek to expand our operations and coal reserves. Our future growth could be limited if we are unable to continue to make acquisitions, or if we are unable to successfully integrate the companies, businesses or properties we acquire. We may not be successful in consummating any acquisitions and the consequences of undertaking these acquisitions are unknown. Moreover, any acquisition could be dilutive to earnings. Our ability to make acquisitions in the future could require significant amounts of financing that may not be available to us under acceptable terms and may be limited by restrictions under our existing or future debt agreements, competition from other coal companies for attractive properties or the lack of suitable acquisition candidates.

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

Our profitability depends substantially on our ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs and to meet the quality needed by our customers. Because we deplete our reserves as we mine coal, our future success and growth depend, in part, upon our ability to acquire additional coal reserves that are economically recoverable. Replacement reserves may not be available when required or, if available, may not be mineable at costs comparable to those of the depleting mines. We may not be able to accurately assess the geological characteristics of any reserves that we acquire, which could adversely affect our profitability and financial condition. Exhaustion of reserves at particular mines also could have an adverse effect on our operating results that is disproportionate to the percentage of overall production represented by such mines. Our ability to obtain other reserves in the future could be limited by restrictions under our existing or future debt agreements, competition from other coal companies for attractive properties, the lack of suitable acquisition candidates or the inability to acquire coal properties on commercially reasonable terms.

The estimates of our coal reserves could prove inaccurate and could result in decreased profitability.

The estimates of our coal reserves could vary substantially from actual amounts of coal we are able to recover economically. All of the reserves presented in this Annual Report on Form 10-K constitute proven and probable reserves. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Estimates of coal reserves necessarily depend upon a number of variables and assumptions, any one of which could vary considerably from actual results. These factors and assumptions relate to:

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

Our coal mining operations are affected by commodity prices. We use significant amounts of steel, petroleum products, and other raw materials in various pieces of mining equipment, supplies and materials, including the roof bolts required by the room-and-pillar method of mining. Steel prices and the prices of scrap steel, natural gas and coking coal consumed in the production of iron and steel fluctuate significantly and could change unexpectedly. Inflationary pressures have and could continue to lead to price increases affecting many of the components of our operating expenses such as fuel, steel, and maintenance expense.

There could be acts of nature or terrorist attacks or threats that could also impact the future costs of raw materials. Future volatility in the price of steel, petroleum products or other raw materials will impact our operational expenses and could result in significant fluctuations in our profitability.

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

The Russian-Ukrainian conflict, and sanctions brought against Russia, have caused significant market disruptions that may lead to increased volatility in the price of commodities.

The extent and duration of the military conflict involving Russia and Ukraine, resulting sanctions and future market or supply disruptions in the region are impossible to predict, but could be significant and may have a severe adverse effect on the region. Globally, various governments have banned imports from Russia including commodities such as coal. These events have caused volatility in the aforementioned commodity markets. Although we have not experienced any material adverse effect on our results of operations, financial condition or cash flows as a result of the war or the resulting volatility, such volatility, may significantly affect prices for our coal or the cost of supplies and equipment, as well as the prices of competing sources of energy for our electric power plant customers.

The war, trade and monetary sanctions, as well as any escalation of the conflict and future developments, could significantly affect worldwide market prices and demand for our coal and cause turmoil in the capital markets and generally in the global financial system. Additionally, the geopolitical and macroeconomic consequences of the war and associated sanctions cannot be predicted, but could severely impact the world economy. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for products, causing a reduction in our revenues or an increase in our costs and thereby materially and adversely affecting our results of operations.

The integration of any expansions or acquisitions that we complete will be subject to substantial risks.

Even if we make expansions or acquisitions that we believe will increase our revenue, any expansion acquisition involves potential risks, including, among other things:

●	the validity of our assumptions about estimated proved reserves, future production, prices, revenues, capital expenditures, and operating expenses;
●	a decrease in our liquidity by using a significant portion of our cash generated from operations or borrowing capacity to finance acquisitions;
●	a significant increase in our interest expense or financial leverage if we incur debt to finance acquisitions;
●	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which any indemnity we receive is inadequate;
●	mistaken assumptions about the overall cost of equity or debt;
●	our ability to obtain satisfactory title to the assets we acquire;
●	an inability to hire, train or retain qualified personnel to manage and operate the acquired assets; and
●	the occurrence of other significant changes, such as impairment of properties, goodwill or other intangible assets, asset devaluation, or restructuring charges.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price Information

Our common stock trades on the NASDAQ Capital Market under the symbol HNRG, and 31.7% is held by our officers, directors, and their affiliates.

At March 10, 2023, we had 249 shareholders of record of our common stock; this number does not include the shareholders holding stock in "street name.”  We estimate we have over 5,000 street name holders.

Equity Compensation Plan Information

See Note 9 to our consolidated financial statements.

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

OVERVIEW

Hallador Energy Company (the "Company" or "Hallador") is an energy company operating in the state of Indiana.  Historically, the largest portion of our business has been devoted to coal mining in the State of Indiana through Sunrise Coal, LLC (a wholly-owned subsidiary) serving the electric power generation industry.

On October 21, 2022, the Company, through its subsidiary Hallador Power Company, LLC, completed its acquisition of the  one Gigawatt ("GW") Merom Generating Station ("Merom") located in Sullivan County, Indiana pursuant to an Asset Purchase Agreement (the "Purchase Agreement") with Hoosier Energy (the "Seller").

As a result of the Merom acquisition, commencing with this Form 10-K, the Company has two reportable segments: coal operations (operated by Sunrise Coal, LLC) and electric operations (operated by Hallador Power Company, LLC).

In addition to our reportable segments, the remainder of our operations are presented as "Corporate and Other" and primarily are comprised of  unallocated corporate costs in addition to activities such as a 50% interest in Sunrise Energy, LLC, a private gas exploration company with operations in Indiana, accounted for using the equity method, and our wholly-owned subsidiary Summit Terminal LLC, a logistics transport facility located on the Ohio River.

Fiscal year 2022 was a transitional year for Hallador.  The market price for coal approached all-time highs.  We were successful in signing 2.2 million tons of new coal sales contracts at an average price of ~$125 per ton in the summer of 2022, of which a small percentage of deliveries were completed in 2022 and will continue through 2025 with the majority contracted to be delivered in 2023.  To fulfill these obligations, we invested substantially in 2022 to expand our coal production capacity from ~6 million tons annually to ~7.5 million tons in 2023.

In addition to our acquisition of Merom in Q4 2022 described above, we also expanded our coal production capacity by adding more units of production at our Oaktown Mining Complex, opening a small surface mine pit near Freelandville, Indiana ("Freelandville"), and moving our Ace in the Hole production to a small surface mine pit near Petersburg, Indiana ("Prosperity").  Freelandville and Prosperity production began in Q3 2022.  Volumes from these new pits are expected to be higher cost, and our newer workforce and surface pits will require a ramp to reach peak productivity.  We will continue to evaluate the productivity of these mines in connection with market conditions to determine the appropriate operational balance.

To help fund our investment in expanded mine production, improve our liquidity, and position us to efficiently operate Merom, we issued $29 million of convertible notes, $10 million in Q2 2022 and $19 million in Q3 2022.  The $10 million of notes issued in Q2 2022 have been converted into the Company's common stock, bringing our outstanding share count to 33.0 million shares as of December 31, 2022. If the additional notes issued in Q3 2022 were to also convert, our outstanding share count would increase to approximately 36.1 million shares, representing an approximate 17% increase in share count.

Bank debt was reduced during the year by $26.5 million bringing the balance owed at the end of fiscal 2022 to $85.2 million, bringing the Debt to EBITDA covenant under our credit agreement to 2.05X at the end of fiscal 2022. See Note 5 to our consolidated financial statements for additional discussion about our bank debt and related liquidity.

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

The information that follows is derived, for the most part, from, and in some instances is extracted from, the Oaktown Mining Complex technical report summary (“TRS”) that was filed with our 2021 Annual Report on form 10-K and a subsequent update letter from John T. Boyd Company.  There were no material adjustments to the coal resources and reserves necessitating the filing of an amended or revised TRS.  The Oaktown Mining Complex is the Company’s individually material property.  Sections of the following information provided herein do not fully describe assumptions, qualifications, and procedures.  Reference should be made to the full text of the TRS which is made a part of this Annual report on Form 10-K and incorporated hereby by reference.  The Oaktown Mining Complex TRS was prepared by the John T. Boyd Company in compliance with the Item 60(b)(96) and subpart 1300 of Regulation S-K.

The following table provides a summary of all of the Company’s mineral reserves determined by the John T. Boyd Company as of the end of the fiscal year ended December 31, 2022:

SUMMARY MINERAL RESERVES AT END OF THE

FISCAL YEAR ENDED DECEMBER 31, 2022

	Mineral Reserves (tons in millions)

	Proven	Probable	Total
Oaktown Mining Complex
Oaktown Fuels No. 1 Mine	36.2	0.5	36.7
Oaktown Fuels No. 2 Mine	28.5	1.1	29.6
Total	64.7	1.6	66.3

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

Each mine of the Oaktown Mining Complex utilizes R&P mining (employing Continuous Miners, or CM) for primary production.  This mining method is highly productive and commercially demonstrated; it has been one of the primary approaches to underground mining the Indiana V Seam for decades.  Oaktown Mining Complex has utilized this mining method since the inception of each operation.  To date, Oaktown Mining Complex has produced a combined 64.7 million tons of clean coal.  The complex is configured to operate up to 7 CM sections, with an annual production target of approximately 7 million product tons.  The Oaktown Complex Coal Preparation Plant serves as the coal washing and shipment facility for the Oaktown Mining Complex’s two R&P mines.  The plant was commissioned in 2009 to wash coal by the Oaktown Fuels No. 1 Mine.  The Oaktown Complex Coal Preparation Plant's processing capacity is in the process of being upgraded to 1,800 raw tons-per-hour (TPH) from its current 1,600 raw TPH.  Product coal from the Oaktown Mining Complex is transported to its customer base via rail, truck, or a combination of both.  The Oaktown Complex Coal Preparation Plant is served by both the CSX Railroad and Indiana Railroad (INRD) via a rail spur and rail loop that connects the complex with the mainline rail just north of Oaktown, Indiana.

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

Permits generally require that the Company post a performance bond in an amount established by the regulator program to: (1) provide assurance that any disturbance or liability created during mining operation is properly mitigated, and (2) assure that all regulation requirements of the permit are fully satisfied. We hold surety bonds to cover obligations relating to mining and reclamation, road repair, etc. Those obligations are currently estimated at $6.8 million.

Additional information is provided in the following table regarding the Oaktown Mining Complex mineral reserves:

OAKTOWN MINING COMPLEX
Recoverable Coal Reserves as of December 31, 2022 and 2021

	As Received	As Received
	Heat	SO2
	Value	Content
	(Btu/lb)	(lbs/MMBtu)	Owned	Leased	Recoverable Coal Reserves (As-Received)
Mine/Reserve	Approximate	Approximate	(%)	(%)	Proven	Probable	12/31/2022	12/31/2021

Oaktown Mining Complex
Oaktown Fuels No. 1 Mine	11,522	6.1	—	100.0	36.2	0.5	36.7	40.5
Oaktown Fuels No. 2 Mine	11,534	5.7	—	100.0	28.5	1.1	29.6	30.9
Total					64.7	1.6	66.3	71.4

Oaktown Fuels No. 1 Mine

The assigned and accessible reserve base for the Oaktown Fuels No. 1 Mine contains 36.7 million tons of recoverable Indiana V seam coal, of which 36.7 million tons are currently permitted.  The reserve contains saleable tons which average heating content of approximately 11,522 Btu per pound with approximately 6.1 pounds of sulfur dioxide per MMBtu on an as-received basis.  Access to the Oaktown Fuels No. 1 Mine is via a 90-foot-deep box cut and a 2,200-foot slope, which facilitates the egress of coals being mined in excess of 375 feet below the surface.  Since beginning first commercial coal production in 2009, the mine workings have substantially grown, and an additional mine access (elevator) was constructed for employee and supply ingress/egress closer to the active production faces.

Oaktown Fuels No. 2 Mine

The assigned and accessible reserve base for the Oaktown Fuels No. 2 Mine contains 29.7 million tons of recoverable Indiana V seam coal, of which 23.8 million tons are currently permitted.  The reserve contains saleable tons which average heating content of approximately 11,534 Btu per pound with approximately 5.7 pounds of sulfur dioxide per MMBtu on an as-received basis.  Access to the Oaktown Fuels No. 2 Mine is via an 80-foot-deep box cut and 2,600-foot slope, which facilitates the egress of coals being mined in excess of 400 feet below the surface.  Since beginning first commercial coal production in 2013 the mines workings have substantially grown and, during 2021, an additional mine access (elevator) has been constructed for employee and supply ingress/egress closer to the active production faces.

Historical production for our Oaktown Mining Complex during the years ended December 31, 2022, 2021, and 2020 is provided in the following table:

	Annual Saleable Production Tons
	(Million Tons)
Mine/Reserve	2022	2021	2020

Oaktown Mining Complex
Oaktown Fuels No. 1 Mine	3.9	3.5	3.4
Oaktown Fuels No. 2 Mine	2.5	2.1	1.8
Total Oaktown Mining Complex Production	6.4	5.6	5.2

Other Properties

The Company holds other recoverable coal reserves in the ILB, which are not deemed individually material.

Ace in the Hole Mine (Ace) (surface) – Assigned

Ace Mine is now depleted. Remaining inventory of coal and base is scheduled to be moved to our Carlisle and Oaktown wash plants in early 2023. Reclamation will resume in the Spring of 2023. We expect Phase 1 reclamation should be substantially complete by the end of 2023.

Ace in the Hole Mine #2 Reserves (surface) – Unassigned

In 2018, we leased property giving us 1.0 million controlled, saleable tons at a new location 2 miles southwest of our Ace in the Hole mine. Future mine development is being reviewed along with other opportunities.

Prosperity (surface) – Assigned

The Prosperity mine contains approximately 0.3 million tons of low sulfur coal needed to blend with our Oaktown coal to reduce the sulfur content to a salable level for Southeastern US markets. The mine opened in the summer of 2022. The mine is producing coal and also reclaiming the slurry pond and refuse pile left by the Prosperity underground mine. Additional reserves are in the area that may extend the life of this mine. Currently the mine is projected to produce approximately 20,000 tons per month until mid-2024.

Freelandville (surface) – Assigned

Sunrise is a contract miner at the Freelandville East Mine Center Pit, Permit No. S 358. Sunrise has an option through May 31, 2023 to assume the permit. The permit contains approximately 1.7 million tons of salable coal with an additional 0.6 million available. Mining started in the fall of 2022. Once the mine reaches full capacity in March of 2023 the mine is expected to produce approximately 40,000 salable tons per month.

Our Coal Contracts

In 2022, Sunrise sold 6.3 million tons of coal to 14 power plants in five different states across nine different customers.

During 2022, we derived 90% of our revenue from five customers (10 power plants), with each of the five customers representing at least 10% of our coal sales. During 2021, we derived 95% of our revenue from five customers (10 power plants), with each of the five customers representing at least 10% of our coal sales.

Significant customers in 2022 include Vectren Corporation, a wholly-owned subsidiary of CenterPoint Energy (NYSE: CNP), Orlando Utility Commission (OUC), Alcoa Power Generating, Inc., a subsidiary of Alcoa Corporation (NYSE:  AA), Indianapolis Power & Light Company (IPL), a wholly-owned subsidiary of The AES Corporation (NYSE: AES), and Duke Energy Corporation (NYSE: DUK).

Of our 2022 sales, 74% were shipped to locations in the State of Indiana.

In the summer of 2022, customer coal inventories and natural gas (a competitor to coal) inventory levels were lower than normal.  Customers paid near record prices in 2022 to secure limited fuel supply.  We invested in expanding our mining production to meet the demand. As discussed above we have opened the Prosperity and Freelandville surface mines to meet the demand resulting in contracts being signed raising our estimated average sales price for 2023 to $58.70 per ton.

	Contracted	Estimated
	tons	price
Year	(millions)*	per ton
2023	7.5	$58.70
2024 - 2027 (total)	7.3	**
Total	14.8

  ______________________

*     Contracted tons are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such option exists in the customer contract.

**   Unpriced or partially priced tons

As of December 31, 2022, we are committed to supplying our customers up to a maximum of 14.8 million tons of coal through 2027 of which 10.8 million tons are priced.

Beginning in 2024, with the acquisition of the Merom power plant, we have the optionality to sell up to 3.0 million tons of our coal directly to the Merom plant, which would be in addition to the contracted tons to our third party customers described above.  We anticipate our mines will need to produce at a 7 million-ton annualized pace for the foreseeable future to meet the Merom plant and third party market demand.

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

Liquidity and Capital Resources

As set forth in our Consolidated Statements of Cash Flows, cash provided by operations was $54.2 million and $48.0 million for the years ended December 31, 2022 and 2021 respectively. Operating cash flow increased primarily due to an increase in operating margins at our coal mines brought on by the addition of higher priced contracts in the summer of 2022.  Operating margin per ton at our coal mines increased in 2022 to $8.35 per ton from $7.35 per ton in 2021, increasing operating cash flow by $7.6 million.

Our capital expenditure budget for 2023 is $69 million, of which $35 million is for maintenance capex.  Of the $69 million, the budget for coal operations is $34 million and the budget for electric operations is $35 million.

We paid down debt of $26.5 million in 2022. As of December 31, 2022, our bank debt was $85.2 million. On March 13, 2023, we executed an amendment to our credit agreement with PNC Bank, National Association (in its capacity as administrative agent, "PNC"), administrative agent for our lenders under our credit agreement. The primary purpose of the amendment is to convert $35 million of the revolver into a new term loan with a maturity of March 31, 2024 (with principal payments of $10.0 million due by June 30, 2023; $10.0 million by September 30, 2023; $10.0 million by December 31, 2023, and $5.0 million by March 31, 2024), and extend the maturity date of the revolver to May 31, 2024.  The effect of the amendment on our future cash flow is to extend the maturity date of $44.7 million of our outstanding debt as of December 31, 2022 to May 2024. In addition, the amendment reduced the total capacity under the revolver to $85.0 million (previously $120 million).  Subsequent to the amendment, the current portion of our outstanding debt as of December 31, 2022 is $35.5 million.

We expect cash from operations generated primarily by our expected higher coal margins in 2023 to fund our capital expenditures and our debt service.

See Note 5 to our consolidated financial statements for additional discussion about our bank debt and related liquidity.

Off-Balance Sheet Arrangements

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. We have recorded the present value of reclamation obligations of $20.8 million, including $7.2 million at Merom, presented as asset retirement obligations (ARO) in our accompanying balance sheets. In the event we are not able to perform reclamation, we have surety bonds in place totaling $36.9 million to cover ARO.

Capital Expenditures (capex)

For the year ended December 31, 2022, our capex was $54.0 million allocated as follows (in millions):

Oaktown – maintenance capex	$21.0
Oaktown – investment	22.1
Prosperity mine	3.6
Freelandville mine	2.5
Merom plant	3.7
Other	1.1
Capex per the Consolidated Statements of Cash Flows	$54.0

Results of Operations

Presentation of Segment Information

Our operations are divided into two primary reportable segments:  coal operations and electric operations.  The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as an operating segment, are presented as "Corporate and Other" within the Notes to the Consolidated Financial Statements and primarily are comprised of unallocated corporate costs and activities, including a 50% interest in Sunrise Energy, LLC, a private gas exploration company with operations in Indiana, which we account for using the equity method, and our wholly-owned subsidiary Summit Terminal LLC, a logistics transport facility located on the Ohio River.

Coal Operations

	2022	2021

OPERATING REVENUES:	$293,344	$246,396

EXPENSES:
Operating expenses	236,416	198,442
Depreciation, depletion and amortization	43,612	39,829
Asset impairment	—	1,588
Asset retirement obligations accretion	1,010	1,504
Asset retirement obligations change in estimate	—	(3,510)
Exploration costs	651	482
General and administrative	7,919	6,069
Total operating expenses	289,608	244,404

INCOME (LOSS) FROM OPERATIONS	3,736	1,992

Operating revenues from coal operations increased 19% over 2021 due in large part to unprecedented increases in natural gas prices. As a result, higher priced contracts sold in the summer of 2022 and delivered in Q4 of 2022 increased our average sales price by over $6 per ton from 2021. We also sold 168,000 additional tons over 2022 at the higher average price due to lower inventories and the higher gas prices.

Operating expenses increased, however, by ~$5 per ton. The addition of the higher cost Freelandville and Prosperity surface mines as well as significant inflationary pressures contributed significantly to the increased costs. We continue to experience significant onboarding of new employees which takes time provide training and gain the experience to reach maximum productivity which is also contributing to higher costs.

Depreciation, depletion, and amortization increased 9% as a significant amount of our assets are depreciated and amortized based on production which increased approximately 13% over 2021.

Changes in asset retirement obligation accretion and change in estimate are a result of a review in 2021 that determined the liabilities we have recorded and the future liabilities were overstated due to a change in estimate when factoring time to reclamation, discount rates used, and inflationary factors used. Our review in 2022 did not result in any significant adjustments.

General and administrative expenses increased 30% over 2022 due in large part to additional professional fees related to bank refinancing and additional audit requirements. Increased wages due to bonuses and incentives to retain and attract talent also contributed to the increased costs.

Electric Operations

	2022	2021

OPERATING REVENUES:	$66,316	$—

EXPENSES:
Operating expenses	29,608	—
Depreciation, depletion and amortization	3,117	—
General and administrative	2,086	—
Total operating expenses	34,811	—

INCOME (LOSS) FROM OPERATIONS	31,505	—

A comparative discussion is not relevant as the Electric Operations did not begin until the Merom Acquisition closed in October 2022.

Operating revenue is derived from a power purchase agreement signed with Hoosier in conjunction with the Merom Acquisition at fixed prices which were below market prices at the date we entered into the agreement.  The power purchase agreement expires in 2025 and requires us to provide a fixed amount of power over the term of the agreement.  As a result of the below market contract, we recorded a contract liability at the close of the acquisition totaling $184.5 million that will be amortized over the term of the agreement as the contract is fulfilled.  For the year ended December 31, 2022, we recorded $23.3 million of revenue as a result of amortizing the contract liability.

Operating expenses include coal purchased under an agreement signed with Hoosier in conjunction with the Merom acquisition at fixed prices which were below market prices at the date we entered into the agreement.  The coal purchase agreement expires in May 2023 and requires us to purchase a fixed amount of coal over the term of the agreement.  As a result of the below market contract, we recorded a contract asset at the close of the acquisition totaling $34.3 million that will be amortized over the term of the agreement as the contract is fulfilled.  For the year ended December 31, 2022, we recorded $3.6 million in additional operating expense for coal purchased and used and an additional $11.2 million to inventory for coal purchased and unused as a result of amortizing the contract asset.

The following tables presenting our quarterly results of operations should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. The tables present our unaudited quarterly results of operations for the eight quarters ended December 31, 2022, and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our consolidated operating results for the quarters presented.

	Mar-31	Jun-30	Sep-30	Dec-31
	2022	2022	2022	2022	Total 2022
SALES AND OPERATING REVENUES:
Coal sales	$57,010	$64,161	$83,562	$84,643	$289,376
Electric sales	—	0	—	66,252	66,252
Other revenues	1,897	1,768	1,522	1,176	6,363
Total revenue	58,907	65,929	85,084	152,071	361,991

EXPENSES:
Operating expenses	54,601	51,394	64,557	96,056	266,608
Depreciation, depletion and amortization	9,531	11,164	11,187	14,993	46,875
Asset retirement obligations accretion	246	250	255	259	1,010
Exploration costs	57	215	121	258	651
General and administrative	3,149	3,722	3,569	5,977	16,417
Total operating expenses	67,584	66,745	79,689	117,543	331,561

INCOME (LOSS) FROM OPERATIONS	(8,677)	(816)	5,395	34,528	30,430

Bank debt and other interest	(1,710)	(1,770)	(2,360)	(2,438)	(8,278)
Amortization and swap related interest	(74)	(567)	(995)	(1,098)	(2,734)
Equity method investment income	150	188	168	(63)	443
INCOME (LOSS) BEFORE INCOME TAXES	(10,311)	(2,965)	2,208	30,929	19,861

INCOME TAX EXPENSE (BENEFIT):
Current	—	—	—	—	—
Deferred	(177)	421	596	916	1,756
Total income tax expense (benefit)	(177)	421	596	916	1,756

NET INCOME (LOSS)	$(10,134)	$(3,386)	$1,612	$30,013	$18,105

NET INCOME (LOSS) PER SHARE:
Basic	$(0.33)	$(0.11)	$0.05	$0.91	$0.57
Diluted	$(0.33)	$(0.11)	$0.05	$0.83	$0.55

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	30,785	30,785	32,983	32,983	32,043
Diluted	30,785	30,809	33,268	36,428	33,649

	Mar-31	Jun-30	Sep-30	Dec-31
	2021	2021	2021	2021	Total 2021
SALES AND OPERATING REVENUES:
Coal sales	$45,879	$54,600	$79,036	$64,388	$243,903
Other revenues	816	1,038	786	1,123	3,763
Total revenue	46,695	55,638	79,822	65,511	247,666

EXPENSES:
Operating expenses	34,009	42,456	67,792	54,583	198,840
Depreciation, depletion and amortization	10,307	9,715	9,842	10,109	39,973
Asset impairment	—	—	—	1,588	1,588
Asset retirement obligations accretion	363	373	380	388	1,504
Asset retirement obligations change in estimate	—	—	—	(3,510)	(3,510)
Exploration costs	58	159	96	169	482
General and administrative	2,821	3,383	3,067	5,562	14,833
Total operating expenses	47,558	56,086	81,177	68,889	253,710

LOSS FROM OPERATIONS	(863)	(448)	(1,355)	(3,378)	(6,044)

Bank debt and other interest	(2,135)	(2,307)	(2,167)	(1,901)	(8,510)
Amortization and swap related interest	237	125	59	41	462
Gain on extinguishment of debt	—	—	10,000	—	10,000
Equity method investment income	—	63	90	211	364
INCOME (LOSS) BEFORE INCOME TAXES	(2,761)	(2,567)	6,627	(5,027)	(3,728)

INCOME TAX EXPENSE (BENEFIT):
Current	—	—	—	—	—
Deferred	(1,729)	397	(1,359)	2,717	26
Total income tax expense (benefit)	(1,729)	397	(1,359)	2,717	26

NET INCOME (LOSS)	$(1,032)	$(2,964)	$7,986	$(7,744)	$(3,754)

NET INCOME (LOSS) PER SHARE:
Basic and diluted	$(0.03)	$(0.10)	$0.26	$(0.25)	$(0.12)

Quarterly coal sales and cost data follow (in 000’s, except for per ton data and wash plant recovery percentage):

All Mines	1st 2022	2nd 2022	3rd 2022	4th 2022	T4Qs
Tons produced	1,397	1,762	1,663	1,721	6,543
Tons sold	1,377	1,595	1,705	1,664	6,341
Coal sales	$57,010	$64,161	$83,563	$84,641	$289,375
Average price per ton	$41.40	$40.23	$49.01	$50.87	$45.64
Wash plant recovery in %	67%	71%	69%	68%
Operating costs	$54,443	$50,776	$63,876	$67,319	$236,414
Average cost per ton	$39.54	$31.83	$37.46	$40.46	$37.28
Margin	$2,567	$13,385	$19,687	$17,322	$52,961
Margin per ton	$1.86	$8.39	$11.55	$10.41	$8.35
Capex	$9,082	$13,821	$15,096	$12,368	$50,367
Maintenance capex	$4,481	$7,600	$6,625	$5,748	$24,454
Maintenance capex per ton	$3.25	$4.76	$3.89	$3.45	$3.86

All Mines	1st 2021	2nd 2021	3rd 2021	4th 2021	T4Qs
Tons produced	1,592	1,292	1,440	1,447	5,771
Tons sold	1,174	1,403	2,042	1,554	6,173
Coal sales	$45,879	$54,600	$79,036	$64,388	$243,903
Average price per ton	$39.08	$38.92	$38.71	$41.43	$39.51
Wash plant recovery in %	74%	69%	73%	70%
Operating costs	$33,907	$42,364	$67,694	$54,583	$198,548
Average cost per ton	$28.88	$30.20	$33.15	$35.12	$32.16
Margin	$11,972	$12,236	$11,342	$9,805	$45,355
Margin per ton	$10.20	$8.72	$5.55	$6.31	$7.35
Capex	$5,720	$5,117	$7,238	$9,975	$28,050
Maintenance capex	$2,343	$1,049	$2,324	$3,302	$9,018
Maintenance capex per ton	$2.00	$0.75	$1.14	$2.12	$1.46

Critical Accounting Estimates

We believe that the estimates of our coal reserves, our asset retirement obligation liabilities, our deferred tax accounts, our valuation of inventory, our treatment of business combinations, and the estimates used in our impairment analysis are our critical accounting estimates.

The reserve estimates are used in the depreciation, depletion and amortization calculations and our internal cash flow projections. If these estimates turn out to be materially under or over-stated, our depreciation, depletion and amortization expense and impairment test may be affected.  The process of estimating reserves is complex, requiring significant judgment in the evaluation of all available geological, geophysical, engineering and economic data.  The reserve estimates are prepared by professional engineers, both internal and external, and are subject to change over time as more data becomes available.  Changes in the reserves estimates from the prior year were nominal.

We have analyzed our filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We identified our federal tax return and our Indiana state tax return as “major” tax jurisdictions. We believe that our income tax filing positions and deductions would be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position.  We have not taken any significant uncertain tax positions and our tax provision and returns are prepared by a large public accounting firm with significant experience in energy related industries.  Changes to the estimates from reported amounts in the prior year were not significant.

Inventory is valued at lower of cost or net realizable value (NRV).  Anticipated utilization of low sulfur, higher-cost coal from our Ace in the Hole, Freelandville, and Prosperity mines has the potential to create NRV adjustments as our estimated needs change.  The NRV adjustments are subject to change as our costs may fluctuate due to higher or lower production and our NRV may fluctuate based on sales contracts we enter into from time to time.  There were no significant changes to our NRV adjustment estimates from the prior year.

We account for business acquisitions as either asset acquisitions or business combination depending on the circumstances as outlined in ASC 805-50. For acquisitions accounted for as a business combination, we record the assets acquired, including identified intangible assets and liabilities assumed at their fair value.  For acquisitions accounted for as asset acquisitions, we allocate the fair value of consideration exchanged in the transaction to each of the acquired assets based upon their relative fair value.  Fair value in many instances involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Those estimates are subject to a high degree of uncertainty, thus we typically will retain professionals in the relevant industries of the acquiree to assist us with our analysis and valuations.  See "Item 8. Financial Statements - Note 16 - Acquisition" for more information on the Merom Acquisition.

ITEM 8.  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Hallador Energy Company

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Hallador Energy Company (a Colorado corporation) and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, cash flows and stockholders’ equity for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2023 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for and valuation of the Merom one gigawatt power plant

As described further in Note 16 to the financial statements, on October 21, 2022, the Company completed the purchase of the Merom one gigawatt power plant located on 800 acres in Sullivan County, Indiana, along with equipment and machinery, materials inventory, a coal ash landfill; and coal inventory (collectively, the Merom Plant Acquisition). The consideration exchanged for the Merom Plant Acquisition was $181.1 million, comprised of $2.9 million in direct transaction costs, $11.0 million future capacity reductions, $17.0 million coal inventory on hand, and certain contracts entered into with the seller at the time of closing as consideration consisting of a power purchase agreement and a coal purchase agreement. The acquisition date fair values of the power purchase and coal purchase agreements were a $184.5 million liability and a $34.3 million asset, respectively.  The consideration exchanged in an asset acquisition is allocated among the individual components of assets acquired based upon their relative fair values.  We identified the accounting for and valuation of the power plant as a critical audit matter.

The principal considerations for our determination that the accounting for and valuation of the power plant is a critical audit matter are that (1) the transaction requires the appropriate application of complex accounting authoritative guidance from FASB’s Accounting Standards Codification (“ASC”), (2) significant judgment is used by management when determining the relative fair value of the assets acquired and the fair value of consideration exchanged, (3) there is a high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s significant accounting and valuation assumptions, and (4) the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the accounting for and the valuation of the power plant included the following, among others:

●

We tested the design and operating effectiveness of the controls over the Company’s acquisition and valuation process, including application of the appropriate accounting literature and testing controls over management’s review of the specialists’ calculations and significant assumptions and the completeness and accuracy of the underlying data.

●

With the assistance of our valuation specialists, we evaluated the discounted cash flow valuation methods used to determine the fair value of the power purchase agreement, coal purchase agreement and power plant for reasonableness by testing management’s computations within an acceptable tolerance range.

●

We tested the reasonableness of forecasted revenues and expenses, as well as the discount rate applied to the present value of the estimated future cash flows with the assistance of our valuation specialists.

●	We assessed the appropriate interpretation and application used by management of the FASB’s ASC including ASC 805, Business Combinations, and ASC 820, Fair Value Measurements.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Tulsa, Oklahoma

March 16, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Hallador Energy Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Hallador Energy Company (the “Company”) as of December 31, 2021, the related consolidated statements of operations, cash flows, and stockholders' equity for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor from 2003 through 2022.

/S/PLANTE & MORAN, PLLC

Denver, Colorado

March 28, 2022, except for Note 18, as to which the date is March 16, 2023.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hallador Energy Company

Consolidated Balance Sheets

As of December 31,

(in thousands)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,009	$2,546
Restricted cash	3,417	3,283
Accounts receivable	29,889	13,584
Inventory	49,796	7,699
Parts and supplies	28,295	10,015
Contract asset - coal purchase agreement	19,567	—
Prepaid expenses	4,546	2,112
Total current assets	138,519	39,239
Property, plant and equipment:
Land and mineral rights	115,595	115,837
Buildings and equipment	534,129	342,782
Mine development	140,108	112,575
Total property, plant and equipment	789,832	571,194
Less - accumulated depreciation, depletion and amortization	(309,370)	(268,370)
Total property, plant and equipment, net	480,462	302,824
Investment in Sunrise Energy	3,988	3,545
Other assets	7,585	8,372
Total assets	$630,554	$353,980

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net	$33,031	$23,098
Accounts payable and accrued liabilities	82,972	41,528
Deferred revenue	35,485	—
Contract liability - power purchase agreement and capacity payment reduction	88,114	—
Total current liabilities	239,602	64,626
Long-term liabilities:
Bank debt, net	49,713	84,667
Convertible notes payable	10,000	—
Convertible notes payable - related party	9,000	—
Deferred income taxes	4,606	2,850
Asset retirement obligations	17,254	14,025
Contract liability - power purchase agreement	84,096	—
Other	1,259	1,577
Total long-term liabilities	175,928	103,119
Total liabilities	415,530	167,745
Commitments and contingencies
Redeemable noncontrolling interests	—	4,000
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 32,983 and 30,785 issued and outstanding, respectively	330	308
Additional paid-in capital	118,788	104,126
Retained earnings	95,906	77,801
Total stockholders’ equity	215,024	182,235
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$630,554	$353,980

 The accompanying notes are an integral part of these Consolidated Financial Statements

Hallador Energy Company

Consolidated Statements of Operations

For the years ended December 31,

(in thousands, except per share data)

	2022	2021
SALES AND OPERATING REVENUES:
Coal sales	$289,376	$243,903
Electric sales	66,252	—
Other revenues	6,363	3,763
Total sales and operating revenues	361,991	247,666
OPERATING EXPENSES:
Operating expenses	266,608	198,840
Depreciation, depletion and amortization	46,875	39,973
Asset impairment	—	1,588
Asset retirement obligations accretion	1,010	1,504
Asset retirement obligations change in estimate	—	(3,510)
Exploration costs	651	482
General and administrative	16,417	14,833
Total operating expenses	331,561	253,710

INCOME (LOSS) FROM OPERATIONS	30,430	(6,044)

Interest expense (1)	(11,012)	(8,048)
Gain on extinguishment of debt	—	10,000
Equity method investment income	443	364
INCOME (LOSS) BEFORE INCOME TAXES	19,861	(3,728)

INCOME TAX EXPENSE:
Current	—	—
Deferred	1,756	26
Total income tax expense	1,756	26

NET INCOME (LOSS)	$18,105	$(3,754)

NET INCOME (LOSS) PER SHARE:
Basic	$0.57	$(0.12)
Diluted	$0.55	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	32,043	30,614
Diluted	33,649	30,614

(1) Interest Expense:
Interest on bank debt	$7,563	$8,510
Other interest	715	—
Amortization and swap related interest:
Payments on interest rate swap, net of changes in value	(867)	(3,026)
Amortization of debt issuance costs	3,601	2,564
Total amortization and swap related interest	2,734	(462)
Total interest expense	$11,012	$8,048

The accompanying notes are an integral part of these Consolidated Financial Statements

Hallador Energy Company

Consolidated Statements of Cash Flows

For the years ended December 31,

(in thousands)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,105	$(3,754)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	1,756	26
Equity income – Sunrise Energy	(443)	(364)
Depreciation, depletion and amortization	46,875	39,973
Asset impairment	—	1,588
Gain on extinguishment of debt	—	(10,000)
Loss (gain) on sale of assets	(264)	317
Payments on interest rate swap, net of changes in value	(867)	(3,026)
Change in fair value of fuel hedge	—	(297)
Amortization of debt issuance costs	3,601	2,564
Asset retirement obligations accretion	1,010	1,504
Asset retirement obligations change in estimate	—	(3,510)
Cash paid on asset retirement obligation reclamation	(3,162)	—
Stock-based compensation	1,269	1,004
Provision for loss on customer contracts	159	—
Amortization of contract asset and contract liabilities	(19,731)	—
Change in current assets and liabilities:
Accounts receivable	(16,305)	830
Inventory	(25,863)	16,964
Parts and supplies	(6,271)	(1,112)
Prepaid expenses	(5,941)	(5,215)
Accounts payable and accrued liabilities	24,037	10,844
Deferred revenue	35,485	—
Other	719	(362)
Net cash provided by operating activities	$54,169	$47,974

Hallador Energy Company

Consolidated Statements of Cash Flows

For the years ended December 31,

(in thousands)

(continued)

	2022	2021
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(54,020)	$(28,050)
Proceeds from sale of equipment	655	525
Net cash used in investing activities	(53,365)	(27,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on bank debt	(78,225)	(46,249)
Borrowings of bank debt	51,700	20,250
Issuance of convertible notes payable	11,000	—
Issuance of related party convertible notes payable	18,000	—
Debt issuance costs	(2,097)	(418)
Distributions to redeemable noncontrolling interests	(585)	—
Taxes paid on vesting of RSUs	—	(274)
Net cash used in financing activities	(207)	(26,691)
Increase (decrease) in cash, cash equivalents, and restricted cash	597	(6,242)
Cash, cash equivalents, and restricted cash, beginning of year	5,829	12,071
Cash, cash equivalents, and restricted cash, end of year	$6,426	$5,829

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$3,009	$2,546
Restricted cash	3,417	3,283
	$6,426	$5,829

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8,123	$8,720

SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Change in capital expenditures included in accounts payable and prepaid expenses	$3,440	$8,520

The accompanying notes are an integral part of these Consolidated Financial Statements

Hallador Energy Company

Consolidated Statement of Stockholders’ Equity

(in thousands)

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
BALANCE, DECEMBER 31, 2020	30,610	$306	$103,399	$81,555	$185,260
Stock-based compensation	—	—	1,004	—	1,004
Stock issued on vesting of RSUs	296	3	(3)	—	—
Taxes paid on vesting of RSUs	(121)	(1)	(274)	—	(275)
Net loss	—	—	—	(3,754)	(3,754)
BALANCE, DECEMBER 31, 2021	30,785	308	104,126	77,801	182,235
Stock-based compensation	—	—	1,269	—	1,269
Cancellation of redeemable noncontrolling interests	—	—	3,415	—	3,415
Stock issued on redemption of convertible note	232	2	998	—	1,000
Stock issued on redemption of related party convertible notes	1,966	20	8,980	—	9,000
Net income	—	—	—	18,105	18,105
BALANCE, DECEMBER 31, 2022	32,983	330	118,788	95,906	215,024

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Hallador Energy Company (hereinafter known as, “we, us, or our”) and its wholly owned subsidiaries Sunrise Coal, LLC ("Sunrise"), Hallador Power Company, LLC ("Hallador Power") and Hourglass Sands, LLC ("Hourglass"), as well as Sunrise and Hallador Power's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Sunrise is engaged in the production of steam coal from mines located in western Indiana.

Segment Information

As the result of Hallador Power’s acquisition of the Merom one gigawatt power plant in Sullivan County, Indiana (the “Merom Power Plant”) from Hoosier Energy Rural Electric Cooperative, Inc. (“Hoosier”) on October 21, 2022 (the “Merom Acquisition”), as further described in Note 16, beginning in the fourth quarter of 2022 we began to strategically view and manage our operations through two reportable segments:  Coal Operations and Electric Operations.  The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as an operating segment, are presented as "Corporate and Other" and primarily are comprised of unallocated corporate costs and activities, including a 50% interest in Sunrise Energy, LLC, a private gas exploration company with operations in Indiana, which we account for using the equity method, and our wholly-owned subsidiary Summit Terminal LLC, a logistics transport facility located on the Ohio River.  Prior periods have been recast to reflect Corporate and Other apart from Coal Operations which previously were aggregated into a single reportable segment.

The Coal Operations reportable segment includes currently operating mining complexes Oaktown 1 and 2 underground mines, Prosperity surface mine, Freelandville surface mine, and Carlisle wash plant.

The Electric Operations reportable segment includes electric power generation facilities of the Merom Power Plant.

Accounts Receivable

The timing of revenue recognition, billings and cash collections results in accounts receivable from customers. Customers are invoiced as coal is shipped or as power is delivered or at periodic intervals in accordance with contractual terms. Invoices typically include customary adjustments for the resolution of price variability, such as coal quality thresholds. Payments are generally received within thirty days of invoicing.  Historically, credit losses have been insignificant. No charges for credit losses were recognized during the years ended December 31, 2022 or 2021.

Inventory and Parts and Supplies

Inventory and parts and supplies are valued at the lower of cost or net realizable value determined using the first-in first-out method. Inventory costs include labor, supplies, operating overhead, and other related costs incurred at or on behalf of the mining location or plant, including depreciation, depletion, and amortization of equipment, buildings, mineral rights, and mine development costs.

Contract Asset - Coal Purchase Agreement

Contract Asset - Coal Purchase Agreement is the result of a coal purchase agreement with Hoosier whereby we are purchasing coal from Hoosier through May 31, 2023 at fixed prices which were below market prices at the date we entered into the agreement.  This agreement was entered into as consideration in the Merom Acquisition.  The asset is being amortized to inventory as coal is purchased over the term of the agreement as the contract is fulfilled.  During the year ended December 31, 2022, $14.7 million was amortized, of which $3.6 million was recognized in operating expenses on the consolidated statement of operations.  The Coal Purchase Agreement term is from October 22, 2022 to May 31, 2023.

Prepaid Expenses

Prepaid expenses include prepaid insurance and other prepaid balances with vendors for various services paid for in advance of use.

Advanced Royalties

Coal leases that require minimum annual or advance payments and are recoverable from future production are generally deferred and charged to expense as the coal is subsequently produced. Advance royalties are included in other assets.

Mining Properties and Plant Equipment

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

The values of the property, plant and equipment acquired as part of the Merom Acquisition are recorded at relative fair value based on the consideration paid upon closing of the acquisition of the plant in October 2022.  Other equipment is recorded at cost.  Expenditures that extend the useful lives or increase the productivity of the assets are capitalized. The cost of maintenance and repairs that do not extend the useful lives or increase the productivity of the assets are expensed as incurred.  Most power plant equipment is depreciated using estimated useful lives ranging from four to nine years.

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

Deferred Revenue

Deferred revenue includes advance payments on electric capacity payments and prepayments on coal deliveries.  The deferred revenue for each will be reversed to revenue on a monthly pro-rata basis for the capacity payments and as coal is delivered for the coal prepayments based upon the underlying contractual terms.  All deferred revenue is expected to be recognized in revenue within one year.

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

We review our ARO at least annually and reflect revisions for permit changes, changes in our estimated reclamation costs and changes in the estimated timing of such costs. The change in estimate for the year ended December 31, 2021 was a result of a change in timing of expected reclamation of the Ace in the Hole Mine, Carlisle Mine, and Prosperity Mine and updates to inflation rates from when the liabilities were first projected. In the event we are not able to perform reclamation, we have surety bonds totaling $36.9 million to cover ARO.

The table below (in thousands) reflects the changes to our ARO:

	Year Ended December 31,
	2022	2021
Balance, beginning of year	$14,125	$16,277
Merom acquisition	7,230	—
Freelandville addition	1,631
Accretion	1,010	1,504
Change in estimate	—	(3,510)
Payments	(3,162)	(146)
Balance, end of year	20,834	14,125
Less current portion	(3,580)	(100)
Long-term balance, end of year	$17,254	$14,025

Contract Liabilities - Power Purchase Agreement and Capacity Payment Reduction

Contract Liabilities - Power Purchase Agreement and Capacity Payment Reduction is the result of a power purchase agreement with Hoosier whereby we are selling power to Hoosier through 2025 at fixed prices which were below market prices at the date we entered into the agreement.  We also agreed to a reduction in future capacity payments as part of the acquisition consideration.  These agreements were entered into as consideration in the Merom Acquisition.  The power purchase agreement liability is amortized to electric sales revenue pro-rata over the term of the agreement as the contract is fulfilled.  During the year ended December 31, 2022, amortization of the power purchase agreement contract liability totaled $23.3 million.  The Power Purchase Agreement term is from October 22, 2022 to December 31, 2025.  The Capacity Payment Reductions occur on May 31, 2023 and November 30, 2023 in the amount of $7.5 million each.

Interest Rate Swaps

The Company generally utilizes derivative instruments to manage exposures to interest rate risk on long-term debt. The Company enters interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deems appropriate. These interest rate swaps have not been designated as hedging instruments and are accounted for as an asset or a liability in the accompanying Consolidated Balance Sheets at their fair value.  Realized and unrealized gains and losses are classified as operating activities in the accompanying Consolidated Statements of Cash Flows. As of December 31, 2022, the Company is not a party to any interest rate swaps.

Commitments and Contingencies

From time to time the Company is involved in legal proceedings and/or may be subject to industry rulings that could bring rise to claims in the ordinary course of business.  The Company has concluded that the likelihood is remote that the ultimate resolution of any pending litigation or pending claims will be material or have a material adverse effect on the Company’s business, financial position, results of operations or liquidity.

Statement of Cash Flows

Cash and cash equivalents include investments with maturities when purchased of three months or less.

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

Net Income (Loss) per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period.

Diluted EPS attributable to common shareholders is computed by adjusting net earnings by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include shares of restricted stock units as if the units issued by the Company were vested and convertible debt. The Company applied the treasury stock method to account for the dilutive impact of its restricted stock units and the if converted method for its convertible notes. Anti-dilutive securities are excluded from diluted EPS. As a result of determining the effect of potentially dilutive securities, in certain periods, diluted net loss per share is the same as the basic net loss per share for the periods presented.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates. The most significant estimates included in the preparation of the financial statements relate to: (i) deferred income tax accounts, (ii) coal reserves, (iii) depreciation, depletion, and amortization, (iv) estimates related to the Merom Acquisition, (v) estimates used in our impairment analysis and measurement of impairments, and (vi) estimates used in the calculation of our asset retirement obligations.

Long-term Contracts

As of December 31, 2022, we are committed to supplying our customers up to a maximum of 14.8 million tons of coal through 2027 of which 10.8 million tons are priced.

For 2022, we derived 90% of our coal sales from five customers, each representing at least 10% of our coal sales. 86% of our coal operations accounts receivable was from four customers, each representing more than 10% of the December 31, 2022 balance.  100% of our electric sales and accounts receivable were with one customer.

For 2021, we derived 95% of our coal sales from four customers, each representing at least 10% of our coal sales. 99% of our coal operations accounts receivable was from five customers, each representing more than 10% of the December 31, 2021 balance.

For 2022, we derived 100% of our electric generation and capacity revenue from Hoosier.  As of  December 31, 2022,  we are committed to supply 100% of the plants energy and capacity to Hoosier through May 31, 2023, reducing commitments to 22% of energy output and 32% of its capacity from June 1, 2023 through December 31, 2025.

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

(3)     INVENTORY

Inventory is valued at lower of cost or net realizable value (NRV).  As of December 31, 2022, and December 31, 2021, coal inventory includes NRV adjustments of $4.9 million and $3.8 million, respectively.

(4)     OTHER LONG-TERM ASSETS (IN THOUSANDS)

	December 31,
	2022	2021
Advanced coal royalties	$5,967	$6,678
Other	1,618	1,694
Total other assets	$7,585	$8,372

(5)     BANK DEBT

On  March 25, 2022, we executed an amendment to our credit agreement with PNC Bank, National Association (in its capacity as administrative agent, "PNC"), administrative agent for our lenders under our credit agreement.  The primary purpose of the amendment was to return the allowable leverage ratio and debt service coverage ratio to their  December 31, 2021 levels through  September 30, 2022, with the debt service coverage waived for  March 31, 2022.

On  May 20, 2022, we executed an additional amendment to our credit agreement with PNC.  The primary purpose of this amendment was to modify the allowable leverage ratio and debt service coverage ratio through  June 30, 2022, to provide relief for current and anticipated covenant violations.

On  August 5, 2022, we executed an additional amendment to our credit agreement with PNC.  The primary purpose of this amendment was to modify the allowable leverage ratio and debt service coverage ratio through  September 30, 2022, to provide relief for anticipated covenant violations.

On March 13, 2023, we executed an additional amendment to our credit agreement with PNC. The primary purpose of the amendment is to convert $35 million of the outstanding balance on the revolver into a new term loan with a maturity of March 31, 2024 and extend the maturity date of the revolver to May 31, 2024.  The amendment also reduced the total capacity under the revolver to $85 million and waives the maximum annual capital expenditure covenant for 2022 and increases the covenant for 2023 to $75 million.  Subsequent to December 31, 2022, and prior to the effective date of this amendment, we had borrowed an additional $17.0 million under the revolver.

The interest rate per the amendment will transition from LIBOR to SOFR based pricing with ranges from SOFR plus 4.00% to SOFR plus 5.00%, depending on the Company’s leverage ratio. The Company expects the interest rate to be SOFR plus 4.00% for the majority of  2023.

Bank debt was reduced by $26.5 million during the year ended December 31, 2022.  Prior to the latest amendment, bank debt was comprised of term debt ($5.5 million as of December 31, 2022) and a $120 million revolver ($79.7 million borrowed as of December 31, 2022).  The term debt amortization was to conclude with the final payment in  March 2023.  The revolver was to mature in  September 2023. Under the provision of the latest amendment, bank debt is comprised of term debt ($40.5 million as of December 31, 2022) and a $85 million revolver ($44.7 million borrowed as of December 31, 2022). The term debt requires payment of $5.5 million in March 2023 and $10 million each quarter thereafter in 2023 and $5.0 million by March 31, 2024.  Our debt is recorded at amortized cost, which approximates fair value due to the variable interest rates in the agreement, and is collateralized primarily by our assets.

Liquidity

As of December 31, 2022, we had additional borrowing capacity of $29.1 million under the revolver and total liquidity of $32.1 million.  Our additional borrowing capacity is net of $11.2 million in outstanding letters of credit as of December 31, 2022 that were required to maintain surety bonds.  Liquidity consists of our additional borrowing capacity and cash and cash equivalents.

We entered new contracts during the three months ended  June 30, 2022, with significantly higher prices, that began shipping during the three months ended  September 30, 2022.  These contracts substantially increased our cash flow for the remainder of 2022 and 2023.

Fees

Unamortized bank fees and other costs incurred in connection with the initial facility and subsequent amendments totaled $4.0 million as of  December 31, 2021. Additional costs incurred with the  March 25, 2022,  May 20, 2022, and  August 5, 2022 amendments totaled $2.1 million.  These costs were deferred and are being amortized over the term of the loan. Unamortized costs as of December 31, 2022, and  December 31, 2021, were $2.5 million and $4.0 million, respectively.

Bank debt, less debt issuance costs, is presented below (in thousands):

	December 31,
	2022	2021
Current bank debt	$35,500	$25,725
Less unamortized debt issuance cost	(2,469)	(2,627)
Net current portion	$33,031	$23,098

Long-term bank debt	$49,713	$86,013
Less unamortized debt issuance cost	—	(1,346)
Net long-term portion	$49,713	$84,667

Total bank debt	$85,213	$111,738
Less total unamortized debt issuance cost	(2,469)	(3,973)
Net bank debt	$82,744	$107,765

Covenants

The credit facility includes a Maximum Leverage Ratio (consolidated funded debt / trailing twelve months adjusted EBITDA), calculated as of the end of each fiscal quarter for the trailing twelve months, not to exceed the amounts below:

Fiscal Periods Ending	Ratio
December 31, 2022	2.50 to 1.00
March 31, 2023, and each fiscal quarter thereafter	2.25 to 1.00

As of December 31, 2022, our Leverage Ratio of 2.05 was in compliance with the requirements of the credit agreement.

Beginning December 31, 2022, the credit facility requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA/annual debt service) calculated as of the end of each fiscal quarter for the trailing 12 months of 1.25 to 1.00 through the maturity of the credit facility.

As of December 31, 2022, our Debt Service Coverage Ratio of 1.49 was in compliance with the requirements of the credit agreement.

Interest Rate

The interest rate on the facility ranges from LIBOR plus 2.75% to LIBOR plus 4.00%, depending on our Leverage Ratio, with a LIBOR floor of 0.50%.  We entered into swap agreements to fix the LIBOR component of the interest rate at 2.92% on the declining term loan balance and on $52.7 million of the revolver.  The swap agreements matured in  May 2022.  On  December 31, 2022, we are paying LIBOR plus 4.0% on the outstanding bank debt.

Future Maturities (in thousands):
2023	35,500
2024	49,713
Total	$85,213

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

(6)     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (IN THOUSANDS)

	December 31,
	2022	2021
Accounts payable	$62,306	$27,835
Accrued property taxes	1,917	2,529
Accrued payroll	5,933	2,413
Workers' compensation reserve	3,440	2,560
Group health insurance	2,250	1,800
Fair value of interest rate swaps	—	867
Asset retirement obligation - current portion	3,580	100
Other	3,546	3,424
Total accounts payable and accrued liabilities	$82,972	$41,528

(7)   REVENUE

Revenue from Contracts with Customers

We account for a contract with a customer when the parties have approved the contract and are committed to performing their respective obligations, the rights of each party are identified, payment terms are identified, the contract has commercial substance, and it is probable substantially all of the consideration will be collected. We recognize revenue when we satisfy a performance obligation by transferring control of a good or service to a customer.

Coal operations

Our coal revenue is derived from sales to customers of coal produced at our facilities. Our customers typically purchase coal directly from our mine sites or our rail facility in Princeton, Indiana, where the sale occurs and where title, risk of loss, and control pass to the customer at that point. Our customers arrange for and bear the costs of transporting their coal from our mines to their plants or other specified discharge points. Our customers are typically domestic utility companies. Our coal sales agreements with our customers are fixed-priced, fixed-volume supply contracts, or include a pre-determined escalation in price for each year. Price re-opener and index provisions  may allow either party to commence a renegotiation of the contract price at a pre-determined time. Price re-opener provisions  may automatically set a new price based on the prevailing market price or, in some instances, require us to negotiate a new price, sometimes within specified ranges of prices. The terms of our coal sales agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of these contracts vary by customer.

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

Electric operations

The Company concluded that the definition of a contract and the criteria in ASC 606, Revenue from Contracts with Customers ("ASC 606"), was met at the time the PPA was executed by the parties, as this is the point at which enforceable rights and obligations were established. Accordingly, the Company concluded that the PPA constitutes a valid contract under ASC 606.

The Company will recognize revenue daily for the actual capacity made available as part of its stand-ready obligation to provide electricity for the contract capacity performance obligation and daily for the actual delivered electricity plus the amortization of the contract liability as a result of the APA with Hoosier, for the Delivered Energy performance obligation.

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors.

Coal operations

74% and 73% of our coal revenue for the years ended December 31, 2022 and 2021, respectively, was sold to customers in the State of Indiana with the remainder sold to customers in Florida, North Carolina, Georgia, and Alabama.

Electric operations

100% of our electric revenue for the year ended December 31, 2022 was sold to Hoosier in the State of Indiana.

Performance Obligations

Coal operations

A performance obligation is a promise in a contract with a customer to provide distinct goods or services. Performance obligations are the unit of account for purposes of applying the revenue recognition standard and therefore determine when and how revenue is recognized. In most of our coal contracts, the customer contracts with us to provide coal that meets certain quality criteria. We consider each ton of coal a separate performance obligation and allocate the transaction price based on the base price per the contract, increased or decreased for quality adjustments.

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

We have remaining coal sales performance obligations relating to fixed priced contracts of approximately $593 million, which represent the average fixed prices on our committed contracts as of December 31, 2022. We expect to recognize approximately 75% of this coal sales revenue in 2023, with the remainder recognized thereafter.

We have remaining performance obligations relating to coal sales contracts with price reopeners of approximately $166 million, which represents our estimate of the expected re-opener price on committed contracts as of December 31, 2022. We expect to recognize all of this coal sales revenue beginning in 2024.

The coal tons used to determine the remaining performance obligations are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such option exists in the customer contract.

Electric operations

The Company concluded that each megawatt hour ("MWh") of delivered energy is capable of being distinct as a customer could benefit from each on its own by using/consuming it as a part of its operations.  The Company also concluded that the stand-ready obligation to be available to provide electricity to Hoosier is capable of being distinct as each unit of capacity provides an economic benefit to the holder and could be sold by Hoosier.

Hallador shall sell, and Hoosier shall buy, at least 70% of the delivered energy quantities through 2025 at the contract price, which is $34.00 per MWh.

In addition to delivered energy, Hallador shall provide a stand-ready obligation to provide electricity, also known as contract capacity. The contract capacity that Hallador shall provide is 917 megawatts ("MW") for contract year 1, and 300 MW for contract years 2-4. Hoosier shall pay Hallador the capacity price of $5.80 per kilowatt month for the contract capacity.

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

Under the typical payment terms of our contracts with customers, the customer pays us a base price for the coal, increased or decreased for any quality adjustments, electricity, or capacity. Amounts billed and due are recorded as trade accounts receivable and included in accounts receivable in our consolidated balance sheets. As of January 1, 2021, accounts receivable for coal sales billed to customers was $12.8 million. We do not currently have any other contracts in place where we would transfer coal, electricity or capacity in advance of knowing the final price, and thus do not have any other contract assets recorded. Contract liabilities also arise when consideration is received in advance of performance.

(8)     INCOME TAXES

Our income tax is different than the expected amount computed using the applicable federal statutory income tax rate of 21%.  The reasons for and effects of such differences for the years ended December 31 are below (in thousands):

	2022	2021
Expected amount	$4,171	$(783)
State income taxes, net of federal benefit	391	(767)
Percentage depletion	(2,081)	(1,725)
Valuation allowance	(970)	3,376
Stock-based compensation	—	380
PPP loan forgiveness	—	(2,100)
Return to provision adjustments	153	1,610
Other	92	35
	$1,756	$26

The deferred tax assets and liabilities resulting from temporary differences between book and tax basis are comprised of the following at December 31 (in thousands):

	2022	2021
Deferred tax assets:
Net operating loss	$26,570	$32,659
Valuation allowance	(3,681)	(4,651)
Stock-based compensation	163	—
Other	471	—
Total deferred tax assets	23,523	28,008

Deferred tax liabilities:
Coal properties	(26,446)	(30,368)
Investment in partnerships	(1,480)	(484)
Other	(203)	(6)
Total deferred tax liabilities	(28,129)	(30,858)

Net deferred tax liability	$(4,606)	$(2,850)

Our effective tax rate ("ETR") for 2022 was 9% compared to (1%) for 2021. The tax rate for the years ended December 31, 2022 and 2021 are not predictive of future tax rates. Our ETR differs from the statutory rate due to statutory depletion in excess of tax basis, PPP loan forgiveness, return to provision adjustments, and changes in the valuation allowance.  The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Due to historical cumulative earnings over the prior 3 years as well as projected earnings  into the future, the Company believes that it is more likely than not that the benefit from certain federal and state deferred tax assets will be realized. As such, the Company has released a portion of its valuation allowance in the current year.  Due to federal NOL’s that are limited to 80% utilization to offset future federal tax liabilities reversing the Company continues to have a valuation against a portion of these NOL’s which it believes is not more likely than not to be realized.  In recognition of this, we have provided a valuation allowance of $3.7 million and $4.7 million on the deferred tax assets related to these NOL carryforwards as of December 31, 2022 and 2021, respectively.

The federal NOLs generated in pre-2018 years and remaining of $40.3 million can offset 100% of future years' taxable income.  The federal NOLs generated in post 2017 years of $60.7 million can offset 80% of future years' taxable income.  The pre-2018 federal NOLs will expire in varying amounts from 2035 to 2037 if they are not utilized. Indiana NOLs have a 20-year carryforward period and will expire in the years 2034 to 2041 if they are not utilized.

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

(9)     STOCK COMPENSATION PLANS

Restricted Stock Units (RSUs)

The table below shows the number of RSUs available for issuance at December 31, 2022:

Total authorized RSUs in Plan approved by shareholders	4,850,000
Stock issued out of the Plan from vested grants	(3,265,829)
Non-vested grants	(1,056,937)
RSUs available for future issuance	527,234

Non-vested grants at December 31, 2020	324,250
Granted – weighted average share price on grant date was $2.46	173,000
Vested – weighted average share price on vesting date was $2.27	(296,250)
Forfeited	(18,000)
Non-vested grants at December 31, 2021	183,000
Granted – weighted average share price on grant date was $6.74	881,437
Vested	—
Forfeited	(7,500)
Non-vested grants at December 31, 2022	1,056,937

RSU Vesting Schedule

Vesting Year	RSUs Vesting
2023	457,721
2024	299,608
2025	299,608

Vested shares had a value of  $0.7 million for 2021, on their vesting dates.   Under our RSU plan, participants are allowed to relinquish shares to pay for their required statutory income taxes.

The outstanding RSUs have a value of $8.1 million based on the March 1, 2023 closing stock price of $7.65.

For the years ended December 31, 2022 and 2021 stock-based compensation was $1.3 million and $1.0 million, respectively.

As of December 31, 2022, unrecognized stock compensation expense is $5.1 million, and we had 527,234 RSUs available for future issuance.  RSUs are not allocated earnings and losses as they are considered non-participating securities.

Stock Options

We have no stock options outstanding.

Stock Bonus Plan

Our stock bonus plan was authorized in late 2009 with 250,000 shares. Currently, we have 86,383 shares available for future issuance.

(10)     EMPLOYEE BENEFITS

Our employee benefit expenses for the years ended December 31 are below (in thousands):

	2022	2021
Health benefits, including premiums	$14,607	$13,084
401(k) matching	2,549	1,946
Deferred bonus plan	809	698
Total	$17,965	$15,728

Of the amounts in the above table, $17.4 million and $15.2 million are recorded in operating expenses for 2022 and 2021, respectively with the remainder in general and administrative.

Our mine employees are also covered by workers’ compensation and such costs for 2022 and 2021, were approximately $4.9 million and $2.9 million, respectively, and are recorded in operating expenses. Workers’ compensation is a no-fault system by which individuals who sustain work-related injuries or occupational diseases are compensated. Benefits and coverage are mandated by each state which includes disability ratings, medical claims, rehabilitation services, and death and survivor benefits. We are partially self-insured for such claims, however, our operations are protected from these perils through stop-loss insurance policies. Our maximum annual exposure is limited to $1 million per occurrence with a $4 million aggregate deductible.

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

Information related to leases was as follows as of December 31 (in thousands):

2022
Operating lease information:
Operating cash outflows from operating leases	$218
Weighted average remaining lease term in years	1.30
Weighted average discount rate	6.0%

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows (in thousands):

Year	Amount

2023	$173
2024	60
Total minimum lease payments	$233
Less imputed interest	(3)

Total operating lease liability	$230

As reflected on balance sheet:
Other long-term liabilities	$230

At December 31, 2022 and 2021, respectively, we had approximately $230 and $424 right-of-use operating lease assets recorded within “buildings and equipment” on the Consolidated Balance Sheet.

(12)     SELF INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among seven mining units dispersed over 10 miles. The historical cost of such equipment was approximately $280 million and $260 million as of December 31, 2022 and December 31, 2021, respectively.

Restricted cash of $3.4 million and $3.3 million as of December 31, 2022, and December 31, 2021, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments.

(13)     NET INCOME (LOSS) PER SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic net income (loss) per share:

	Year Ended December 31,
	2022	2021
Basic earnings per common share:
Net income (loss) - basic	$18,105	$(3,754)
Weighted average shares outstanding - basic	32,043	30,614
Basic earnings (loss) per common share	$0.57	$(0.12)

The following table (in thousands, except per share amounts) sets forth the computation of diluted net income (loss) per share:

	Year Ended December 31,
	2022	2021
Diluted earnings per common share:
Net income (loss) - basic	$18,105	$(3,754)
Add: Convertible Notes interest expense, net of tax	527	-
Net income (loss) - diluted	$18,632	$(3,754)

Weighted average shares outstanding - basic	$32,043	$30,614
Add: Dilutive effects of if converted Convertible Notes	1,398	-
Add: Dilutive effects of Restricted Stock Units	208	-
Weighted average shares outstanding - diluted	33,649	30,614

Diluted net income (loss) per share	$0.55	$(0.12)

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

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our Level 3 instruments are comprised of interest rate swaps and impairment measurements.  Although we utilize third-party broker quotes to assess the reasonableness of our prices and valuation, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2. The Company recorded an impairment during Q4 of 2021 which incorporates Level 3 non-recurring fair value measures as further discussed in Note 2.   Certain properties' asset retirement obligation liabilities use Level 3 non-recurring fair value measures as further discussed in Note 1. Lastly, Level 3 fair value measurements were also used in the determination of the fair values of assets acquired, liabilities assumed and considerations exchanged as part of the Merom Acquisition.

The following table summarizes our financial assets and liabilities measured on a recurring basis at fair value at December 31, 2022 and 2021 by respective level of the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total

December 31, 2021
Liabilities:
Interest rate swaps	$—	$—	$867	$867

The table below highlights the change in fair value of the fuel hedges and interest rate swaps which are based on a discounted future cash flow model (in thousands):

Ending balance, December 31, 2021	867
Settlements	(1,058)
Unrealized loss	191
Ending balance, December 31, 2022	$—

(15)     EQUITY METHOD INVESTMENTS

Sunrise Energy, LLC

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for oil, gas, and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our consolidated balance sheets as of December 31, 2022 and 2021 was $4.0 million and $3.5 million, respectively.

(16)     MEROM ACQUISITION

On February 14, 2022, Hallador Power signed an Asset Purchase Agreement (“APA”), with Hoosier, a rural electric membership corporation organized and existing under the laws of the state of Indiana.

Under the APA, Hallador acquired the Merom power plant, along with: equipment and machinery in the power plant; materials inventory; a coal purchase agreement; a coal combustion certified coal ash landfill, certain Generation Interconnection Agreements, and coal inventory (collectively, the “Acquired Assets”). Additionally, contemporaneous with entering into the APA, Hallador entered into three other agreements with Hoosier comprised of (1) a Power Purchase Agreement (the "PPA”), (2) a Coal Supply Purchase Agreement (the "Coal Purchase Agreement"), and (3) a Closing Side Letter agreeing to a reduction in future capacity payments of $15.0 million (“Capacity Payment Reduction”).  The purchase price for the Acquired Assets also consists of the assumption of the power plant’s closure and post-closure remediation, valued at approximately $7.2 million; no cash will be paid by Hallador to Hoosier to effectuate the APA other than payments totaling approximately $17.0 million for coal inventory on hand, with an initial payment of $5.4 million and subsequent periodic payments over time, subject to post-close adjustments based on actual on-site inventories. The acquisition closed on October 21, 2022.

The acquisition is being accounted for as an asset acquisition under ASC 805-50 as substantially all of the fair value of the gross assets acquired are concentrated in a group of similar identifiable assets. As such, the total purchase consideration (which includes $2.9 million of transaction costs) are allocated to the assets acquired on a relative fair value basis.

The following table summarizes the final relative fair value allocation of assets acquired and liabilities assumed and incurred as of the Merom acquisition date.

Consideration:	(in thousands)
Direct transaction costs	$2,855
Contract liability - PPA	184,500
Contract liability - Capacity payment reduction	11,000
Contract asset - Coal purchase agreement	(34,300)
Coal inventory purchased	5,400
Deferred coal inventory payment	11,600
Total consideration	$181,055
Relative fair value of assets acquired:
Plant	$165,816
Materials and supplies	12,009
Coal inventory	10,460
Amount attributable to assets acquired	$188,285
Fair value of liabilities assumed:
Asset retirement obligations	$7,230
Amount attributable to liabilities assumed	$7,230

(17)     CONVERTIBLE NOTES

On  May 2, 2022, and  May 20, 2022, we issued senior unsecured convertible notes (the "Notes") to five parties, in the aggregate principal amount of $10 million, with $9 million being issued to related parties affiliated with independent members of our board of directors and the remainder to a non-affiliated party. The Notes were scheduled to mature on  December 29, 2028, and accrue interest at 8% per annum, with interest payable on the date of maturity. Pursuant to the terms of the Notes, the holders of the Notes  may convert the entire principal balance and all accrued and unpaid interest then outstanding during the period beginning  June 1, 2022, and ending on  May 31, 2027, into shares of the Company's common stock at a conversion price the greater of (i) $3.33 and (ii) the 30-day trailing volume-weighted average sales price for the common stock on the Nasdaq Capital Market ending on and including the date on which this Note is converted. At any time on or after  June 1, 2025, the Company  may, at its option and upon 30 days' written notice provided to the holders, elect to redeem the Notes (in whole and not in part) and the holders shall be obligated to surrender the Notes, at a redemption price equal to 100% of the outstanding principal balance, together with any accrued but unpaid interest thereon to the redemption date. After receipt of such redemption notice from the Company, the holder  may, at its option, elect to convert the principal balance and accrued interest into the Company's common stock by giving written notice of such election to the Company no later than 5 days prior to the date fixed for redemption.

In  June 2022, the four holders of the $9 million related party Notes converted them into 1,965,841 shares of common stock of the Company and the one holder of the $1 million Note converted it into 231,697 shares of common stock pursuant to the terms of the notes and their related agreements.

On  July 29, 2022, we issued $5 million of a senior unsecured convertible note to a related party affiliated with an independent member of our board of directors.  The note carries an interest rate of 8% per annum with a maturity date of  December 29, 2028.  For the period  August 18, 2022 through  August 17, 2024, the holder has the option to convert the note into shares of the Company's common stock at a conversion price of $6.254.  Beginning  August 18, 2025, the Company  may elect to redeem the note and the holder shall be obligated to surrender the note at 100% of the outstanding principal balance together with any accrued unpaid interest.  Upon receipt of the redemption notice from the Company, the holder  may elect to convert the principal balance and accrued interest into the Company's common stock.

On  August 8, 2022, we issued $4 million of senior unsecured convertible notes to related parties affiliated with independent members of our board of directors.  The notes carry an interest rate of 8% per annum with a maturity date of  December 29, 2028.  For the period  August 18, 2022 through  August 17, 2024, the holder has the option to convert the notes into shares of the Company's common stock at a conversion price of $6.254.  Beginning  August 8, 2025, the Company  may elect to redeem the note and the holder shall be obligated to surrender the note at 100% of the outstanding principal balance together with any accrued unpaid interest.  Upon receipt of the redemption notice from the Company, the holder  may elect to convert the principal balance and accrued interest into the Company's common stock.

On  August 12, 2022, we issued a $10 million senior unsecured convertible note to an unrelated party.  The note carries an interest rate of 8% per annum with a maturity date of  December 31, 2026.  For the period  August 18, 2022 through the maturity date, the holder has the option to convert the notes into shares of the Company's common stock at a conversion price of $6.15.  Beginning  August 12, 2025, the Company  may elect to redeem the note and the holder shall be obligated to surrender the note at 100% of the outstanding principal balance together with any accrued unpaid interest.  Upon receipt of the redemption notice from the Company, the holder  may elect to convert the principal balance and accrued interest into the Company's common stock.

The funds received from the issuance of the various notes described above in this note 17 were used to provide additional working capital to the Company.  The conversion price and number of shares of the Company’s common stock issuable upon conversion of the above notes are subject to adjustment from time to time for any subdivision or consolidation of the Company’s shares of common stock and other standard dilutive events.

(18)     SEGMENTS OF BUSINESS

At December 31, 2022, our operations are divided into two primary reportable segments, the Coal Operations and Electric Operations segments.  The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as an operating segment, are presented as "Corporate and Other and Eliminations" and primarily are comprised of unallocated corporate costs and activities, including a 50% interest in Sunrise Energy, LLC, a private gas exploration company with operations in Indiana, which we account for using the equity method and our wholly-owned subsidiary Summit Terminal LLC, a logistics transport facility located on the Ohio River.

Year Ended December 31, (in millions)	2022	2021
Operating Revenues
Coal Operations	$293,344	$246,396
Electric Operations	$66,316	$-
Corporate and Other and Eliminations	$2,331	$1,270
Consolidated Operating Revenues	$361,991	$247,666

Income (Loss) from Operations
Coal Operations	$3,736	$1,992
Electric Operations	$31,505	$-
Corporate and Other and Eliminations	$(4,811)	$(8,036)
Consolidated Income (Loss) from Operations	$30,430	$(6,044)

Depreciation, Depletion and Amortization
Coal Operations	$43,612	$39,829
Electric Operations	$3,117	$-
Corporate and Other and Eliminations	$146	$144
Consolidated Depreciation, Depletion and Amortization	$46,875	$39,973

Assets
Coal Operations	$376,228	$346,201
Electric Operations	$266,730	$-
Corporate and Other and Eliminations	$(12,404)	$7,779
Consolidated Assets	$630,554	$353,980

Capital Expenditures
Coal Operations	$50,367	$28,050
Electric Operations	$3,653	$-
Corporate and Other and Eliminations	$-	$-
Consolidated Capital Expenditures	$54,020	$28,050

(19)     SUBSEQUENT EVENTS

On  March 13, 2023, we executed an amendment to our credit agreement with PNC as discussed in Note 5 to these consolidated financial statements.

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

Management's Annual Report on Internal Control over Financial Reporting (ICFR)

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

As permitted by the SEC, we have excluded the business of Hallador Power Company, LLC, our wholly-owned subsidiary, from our evaluation of the effectiveness of internal control over financial reporting for the year ended December 31, 2022, as substantive operations of this business commenced during the fourth quarter of 2022 following the acquisition of the Merom power plant on October 21, 2022.  See “Note 16 – Merom Acquisition” for additional information on this acquisition.  The operations excluded from our evaluation represent approximately 42% of our total assets as of December 31, 2022 and 18% of our total revenues for the year ended December 31, 2022.

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our ICFR as of December 31, 2022.  Based on that evaluation, our management concluded that our ICFR was effective at December 31, 2022.

Grant Thornton LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report that is included herein.

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Hallador Energy Company

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Hallador Energy Company (a Colorado corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 16, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Hallador Power Company, LLC, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 42 and 18 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report, Hallador Power Company, LLC began substantive operations during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Hallador Power Company, LLC.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 16, 2023

ITEM 9B.  OTHER INFORMATION

On March 13, 2023, Hallador Energy Company executed an amendment to its credit agreement with PNC, administrative agent for its lenders. The primary purpose of the amendment is to convert $35 million of the Revolver into a new term loan with a maturity of March 31, 2024 and extend the maturity date of the Revolver to May 31, 2024.  The amendment also waived the maximum annual capital expenditure covenant for 2022 and increases the covenant for 2023 to $75 million.

The interest rate per the amendment will transition from LIBOR to SOFR based pricing with ranges from SOFR plus 4.00% to SOFR plus 5.00%, depending on the Company’s leverage ratio. The Company expects the interest rate to be SOFR plus 4.00% for the majority of  2023.

A copy of the credit agreement is filed herewith as Exhibit 10.10 to this Form 10-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART  III

Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Items 10 through 14 of Part III of this Report is incorporated by reference from our definitive proxy statement, which is to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2022.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Item 8 for an index of our financial statements.

Our exhibit index is as follows:

3.1	Second Restated Articles of Incorporation of Hallador Energy Company effective December 24, 2009 (1)
3.2	By-laws of Hallador Energy Company, effective December 24, 2009 (2)
4.1	Description of Securities (3)
10.1	2009 Stock Bonus Plan (4)
10.2	Third Amended and Restated Credit Agreement dated May 21, 2018 (5)
10.3	Second Amendment to the Third Amended and Restated Credit Agreement and Waiver dated September 30, 2019 (6)
10.4	Third Amendment to the Third Amended and Restated Credit Agreement and Waiver (7)
10.5	Sixth Amendment to the Third Amended and Restated Credit Agreement dated March 25, 2022 (10)
10.	Seventh Amendment to the Third Amended and Restated Credit Agreement dated May 20, 2022 (12)
10.6	Eighth Amendment to the Third Amended and Restated Credit Agreement dated August 5 2022 (14)
10.7	Ninth Amendment to the Third Amended and Restated Credit Agreement dated September 28, 2022 (16)
10.8	Tenth Amendment to the Third Amended and Restated Credit Agreement dated March 13, 2023*
10.9	US SBA Loan (PPP) dated April 16, 2020 (7).
10.10	Amended and Restated Hallador Energy Company 2008 Restricted Stock Unit Plan (8)
10.11	Form of Hallador Energy Company Restricted Stock Unit Issuance Agreement* (8)
10.12	Hallador Energy Company 2020 Compensation Plan adopted March 5, 2020** (2)
10.13	2022 Executive Officer Compensation Plan**(17)
10.14	Asset and Purchase Agreement dated February 14, 2022 (9)
10.15	Hallador Energy Company Unsecured Convertible Promissory Note dated May 2, 2022 - Charles R. Wesley, IV Revocable Trust U/A dated October 30, 2020 (11)
10.16	Hallador Energy Company Unsecured Convertible Promissory Note dated May 2, 2022 - Lubar Opportunities Fund I, LLC (11)
10.17	Hallador Energy Company Unsecured Convertible Promissory Note - dated May 2, 2022 - NextG Partners LLC (11)
10.18	Hallador Energy Company Unsecured Convertible Promissory Note - dated May 2, 2022 - Hallador Alternative Asset Fund, LLC (11)
10.19	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20, 2022 - NextG Partners, LLC (12)
10.20	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20 2022 - Hallador Alternative Asset Fund, LLC (12)
10.21	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20, 2022, - Lubar Opportunities Fund I, LLC (12)
10.22	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20, 2020 - Murchison Capital Partners, LP (12)
10.21	Hallador Energy Company Convertible Note Purchase Agreement dated July 29, 2022 (13)
10.23	Hallador Energy Company Unsecured Convertible Promissory Note dated July 29, 2022 - Lubar Opportunities Fund I LLC (13)
10.24	Hallador Energy Company Unsecured Convertible Promissory Note dated August 8, 2022 - Lubar Opportunities Fund I, LLC (14)
10.25	Hallador Energy Company Unsecured Convertible Promissory Note dated August 8, 2022 - Hallador Alternative Assets Fund, LLC (14)
10.26	Hallador Energy Company Unsecured Convertible Promissory Note dated August 12, 2022 - ALJ (15)
14.1	Code of Ethics for Senior Officers (18)
21.1	List of Subsidiaries
23.1	Consent of Grant Thornton LLP
23.2	Consent of Plante & Moran, PLLC
31.1	SOX 302 Certification - President and CEO
31.2	SOX 302 Certifications - CFO
31.3	SOX 302 Certifications - CAO
32	SOX 906 Certification
95	Mine Safety Disclosure

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1)	IBR to Form 8-K dated December 31, 2009
(2)	IBR to Form 10-K/A amendment 1, filed June 12, 2020
(3)	IBR to Form 10-K filed March 9, 2020
(4)	IBR to Form S-8 dated December 1, 2009
(5)	IBR to Form 10-Q filed August 6, 2018
(6)	IBR to Form 10-Q filed November 4, 2019
(7)	IBR to Form 10-Q filed May 11, 2020
(8)	IBR to Form DEF 14A dated April 11, 2017
(9)	IBR to Form 8-K/A filed February 18, 2022
(10)	IBR to Form 10-K filed March 28, 2022
(11)	IBR to Form 8-K filed May 6, 2022
(12)	IBR to Form 10-Q filed May 23, 2022
(13)	IBR to Form 8-K filed August 4, 2022
(14)	IBR to Form 8-K dated August 11, 2022
(15)	IBR to Form 10-Q filed August 15, 2022
(16)	IBR to Form 8-K filed October 4, 2022
(17)	IBR to Form 10-Q filed November 14, 2022
(18)	IBR to Form 10KSB dated April 14, 2006
*	Filed herewith.

**    Management Agreements

ITEM 16.  FORM 10-K SUMMARY.

As this item is optional, no summary is presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: March 16, 2023	/s/LAWRENCE D. MARTIN
Lawrence D. Martin, CFO

Date: March 16, 2023	/s/R. TODD DAVIS
R. Todd Davis, CAO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/DAVID HARDIE
David Hardie	Director	March 16, 2023

/s/BRYAN LAWRENCE
Bryan Lawrence	Director	March 16, 2023

/s/BRENT BILSLAND
Brent Bilsland	Board Chairman, President and CEO	March 16, 2023

/s/DAVID J. LUBAR
David J. Lubar	Director	March 16, 2023