Form 10-Q
period 2023-03-31
HALLADOR ENERGY CO
filed 2023-05-08
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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

As of May 8, 2023, we had 33,137,011 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,441	$3,009
Restricted cash	3,908	3,417
Accounts receivable	33,158	29,889
Inventory	49,411	49,796
Parts and supplies	31,221	28,295
Contact asset - coal purchase agreement	6,178	19,567
Prepaid expenses	3,377	4,546
Total current assets	129,694	138,519
Property, plant and equipment:
Land and mineral rights	115,506	115,595
Buildings and equipment	541,374	534,129
Mine development	145,200	140,108
Total property, plant and equipment	802,080	789,832
Less - accumulated depreciation, depletion and amortization	(325,860)	(309,370)
Total property, plant and equipment, net	476,220	480,462
Investment in Sunrise Energy	3,432	3,988
Other assets	7,281	7,585
Total Assets	$616,627	$630,554
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net	$32,272	$33,031
Accounts payable and accrued liabilities	84,495	82,972
Deferred revenue	38,474	35,485
Contract liability - power purchase agreement and capacity payment reduction	54,038	88,114
Total current liabilities	209,279	239,602
Long-term liabilities:
Long-term bank debt, excluding current maturities, net	40,071	49,713
Convertible note payable	10,000	10,000
Convertible notes payable - related party	9,000	9,000
Deferred income taxes	7,526	4,606
Asset retirement obligations	17,340	17,254
Contact liability - power purchase agreement	84,825	84,096
Other	1,400	1,259
Total long-term liabilities	170,162	175,928
Total liabilities	379,441	415,530
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized; 33,137 and 32,983 issued and outstanding, at March 31, 2023 and December 31, 2022, respectively	332	330
Additional paid-in capital	118,897	118,788
Retained earnings	117,957	95,906
Total stockholders’ equity	237,186	215,024
Total liabilities and stockholders’ equity	$616,627	$630,554

See accompanying notes to the condensed consolidated financial statements.

Hallador Energy Company

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
SALES AND OPERATING REVENUES:
Coal sales	$94,602	$57,010
Electric sales	92,392	—
Other revenues	1,340	1,897
Total revenue	188,334	58,907
EXPENSES:
Operating expenses	133,521	54,601
Depreciation, depletion and amortization	17,976	9,531
Asset retirement obligations accretion	451	246
Exploration costs	206	57
General and administrative	6,947	3,149
Total operating expenses	159,101	67,584

INCOME (LOSS) FROM OPERATIONS	29,233	(8,677)

Interest expense (1)	(3,899)	(1,784)
Equity method investment income	69	150
NET INCOME (LOSS) BEFORE INCOME TAXES	25,403	(10,311)

INCOME TAX EXPENSE (BENEFIT):
Current	432	—
Deferred	2,920	(177)
Total income tax expense (benefit)	3,352	(177)

NET INCOME (LOSS)	$22,051	$(10,134)

NET INCOME (LOSS) PER SHARE:
Basic	$0.67	$(0.33)
Diluted	$0.61	$(0.33)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	32,983	30,785
Diluted	36,740	30,785

(1) Interest Expense:
Interest on bank debt	$2,255	$1,710
Other interest	432
Amortization and swap-related interest:
Payments on interest rate swap, net of changes in value	—	(617)
Amortization of debt issuance costs	1,212	691
Total amortization and swap related interest	1,212	74
Total interest expense	$3,899	$1,784

See accompanying notes to the condensed consolidated financial statements.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$22,051	$(10,134)
Deferred income taxes	2,920	(177)
Equity income – Sunrise Energy	(69)	(150)
Cash distribution - Sunrise Energy	625	—
Depreciation, depletion, and amortization	17,976	9,531
Loss on sale of assets	21	57
Change in fair value of interest rate swaps	—	(617)
Amortization of debt issuance costs	1,212	691
Asset retirement obligations accretion	451	246
Cash paid on asset retirement obligation reclamation	(365)	(703)
Stock-based compensation	1,220	55
Provision for loss on customer contracts	—	159
Amortization of contract asset and contract liabilities	(15,569)
Other	451	163
Change in operating assets and liabilities:
Accounts receivable	(3,269)	(1,823)
Inventory	(4,004)	(1,076)
Parts and supplies	(2,926)	(1,455)
Prepaid expenses	389	1,647
Accounts payable and accrued liabilities	2,009	6,563
Deferred revenue	2,989	—
Cash provided by operating activities	26,112	2,977
INVESTING ACTIVITIES:
Capital expenditures	(13,482)	(9,082)
Proceeds from sale of equipment	15	131
Cash used in investing activities	(13,467)	(8,951)
FINANCING ACTIVITIES:
Payments on bank debt	(27,013)	(9,188)
Borrowings of bank debt	17,000	17,500
Debt issuance costs	(1,600)	(590)
Taxes paid on vesting of RSUs	(1,109)	—
Cash (used in) provided by financing activities	(12,722)	7,722
(Decrease) increase in cash, cash equivalents, and restricted cash	(77)	1,748
Cash, cash equivalents, and restricted cash, beginning of period	6,426	5,829
Cash, cash equivalents, and restricted cash, end of period	$6,349	$7,577
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CONSIST OF THE FOLLOWING:
Cash and cash equivalents	$2,441	$4,289
Restricted cash	3,908	3,288
	$6,349	$7,577

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,116	$2,044
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Change in capital expenditures included in accounts payable and prepaid expense	$120	$(641)

See accompanying notes to the condensed consolidated financial statements.

 Hallador Energy Company

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2022	32,983	$330	$118,788	$95,906	$215,024
Stock-based compensation	—	—	1,220	—	1,220
Stock issued on vesting of RSUs	275	3	(3)	—	—
Taxes paid on vesting of RSUs	(121)	(1)	(1,108)	—	(1,109)
Net income	—	—	—	22,051	22,051
Balance, March 31, 2023	33,137	$332	$118,897	$117,957	$237,186

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2021	30,785	$308	$104,126	$77,801	$182,235
Stock-based compensation	—	—	55	—	55
Net loss	—	—	—	(10,134)	(10,134)
Balance, March 31, 2022	30,785	$308	$104,181	$67,667	$172,156

See accompanying notes to the condensed consolidated financial statements.

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

The results of operations and cash flows for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2023.

Our organization and business, the accounting policies we follow, and other information are contained in the notes to our consolidated financial statements filed as part of our 2022 Annual Report on Form 10-K. This quarterly report should be read in conjunction with such Annual Report on Form 10-K.

The condensed consolidated financial statements include the accounts of Hallador Energy Company (hereinafter known as “we, us, or our”) and its wholly owned subsidiaries Sunrise Coal, LLC ("Sunrise"), Hallador Power Company, LLC ("Hallador Power"), as well as Sunrise and Hallador Power's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

As the result of Hallador Power’s acquisition of the Merom one gigawatt power plant in Sullivan County, Indiana (the “Merom Power Plant”) from Hoosier Energy Rural Electric Cooperative, Inc. (“Hoosier”) on  October 21, 2022 (the “Merom Acquisition”), as further described in Note 14, beginning in the fourth quarter of 2022 we began to strategically view and manage our operations through two reportable segments:  Coal Operations and Electric Operations.  The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as an operating segment, are presented as "Corporate and Other" and primarily are comprised of unallocated corporate costs and activities, including a 50% interest in Sunrise Energy, LLC, a private gas exploration company with operations in Indiana, which we account for using the equity method, and our wholly-owned subsidiary Summit Terminal LLC, a logistics transport facility located on the Ohio River.  Prior periods have been recast to reflect Corporate and Other apart from Coal Operations, which previously were aggregated into a single reportable segment.

The Coal Operations reportable segment includes currently operating mining complexes Oaktown 1 and 2 underground mines, Prosperity surface mine, Freelandville surface mine, and Carlisle wash plant.

The Electric Operations reportable segment includes electric power generation facilities of the Merom Power Plant.

(2)	LONG-LIVED ASSET IMPAIRMENTS

Long-lived assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable.  For the three-month periods ended March 31, 2023 and March 31, 2022, there were no impairment charges recorded for long-lived assets.

(3)	INVENTORY

Inventory is valued at a lower of average cost or net realizable value (NRV).  As of March 31, 2023, and December 31, 2022, coal inventory includes NRV adjustments of $3.0 million and $4.9 million, respectively.

(4)	BANK DEBT

On March 13, 2023, we executed an amendment to our credit agreement with PNC Bank, National Association (in its capacity as administrative agent, "PNC"), administrative agent for our lenders under our credit agreement, which was accounted for as a debt modification. The primary purpose of the amendment was to convert $35 million of the outstanding balance on the revolver into a new term loan with a maturity of March 31, 2024, and extend the maturity date of the revolver to May 31, 2024. The amendment reduced the total capacity under the revolver to $85 million from $120 million and waived the maximum annual capital expenditure covenant for 2022, and increased the covenant for 2023 to $75 million.

Bank debt was reduced by $10.0 million during the three months ended March 31, 2023.  Bank debt is comprised of term debt ($35.0 million as of March 31, 2023) and an $85 million revolver ($40.2 million borrowed as of March 31, 2023).  The term debt requires payments of $10 million each quarter commencing in June 2023, with final payment of $5.0 million by March 31, 2024. Our debt is recorded at amortized cost, which approximates fair value due to the variable interest rates in the agreement, and is collateralized primarily by our assets.

Liquidity

As of March 31, 2023, we had additional borrowing capacity of $33.6 million and total liquidity of $36.0 million.  Our additional borrowing capacity is net of $11.2 million in outstanding letters of credit as of March 31, 2023, that were required to maintain surety bonds.  Liquidity consists of our additional borrowing capacity and cash and cash equivalents.

We entered into new contracts during the three months ended June 30, 2022, with significantly higher prices, which began shipping during the three months ended September 30, 2022.  These contracts substantially increased our cash flow for the remainder of 2022 and 2023.

Fees

Unamortized bank fees and other costs incurred in connection with the initial facility and subsequent amendments totaled $2.5 million as of December 31, 2022. Additional costs incurred with the March 13, 2023 amendments totaled $1.6 million.  These costs were deferred and are being amortized over the term of the loan. Unamortized costs as of March 31, 2023, and December 31, 2022, were $2.9 million and $2.5 million, respectively.

Bank debt, less debt issuance costs, is presented below (in thousands):

	March 31,	December 31,
	2023	2022
Current bank debt	$35,000	$35,500
Less unamortized debt issuance cost	(2,728)	(2,469)
Net current portion	$32,272	$33,031

Long-term bank debt	$40,200	$49,713
Less unamortized debt issuance cost	(129)	—
Net long-term portion	$40,071	$49,713

Total bank debt	$75,200	$85,213
Less total unamortized debt issuance cost	(2,857)	(2,469)
Net bank debt	$72,343	$82,744

Covenants

The credit facility includes a Maximum Leverage Ratio (consolidated funded debt/trailing twelve months adjusted EBITDA), calculated as of the end of each fiscal quarter for the trailing twelve months, not to exceed the amounts below:

Fiscal Periods Ending	Ratio
March 31, 2023, and each fiscal quarter thereafter	2.25 to 1.00

As of March 31, 2023, our Leverage Ratio of 1.20 was in compliance with the 2.25 covenant defined in the current amendment.

Beginning December 31, 2022, the credit facility requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA/annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.25 to 1.00 through the maturity of the credit facility. As of March 31, 2023, our Debt Service Coverage Ratio of 2.50 was in compliance with the requirements of the credit agreement.

Interest Rate

The interest rate on the facility ranges from SOFR plus 4.00% to SOFR plus 5.00%, depending on our Leverage Ratio.  At March 31, 2023, we are paying SOFR plus 4.25% on the outstanding bank debt.

(5)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (in thousands)

	March 31,	December 31,
	2023	2022
Accounts payable	$57,652	$62,306
Accrued property taxes	2,295	1,917
Accrued payroll	9,991	5,933
Workers' compensation reserve	3,827	3,440
Group health insurance	2,400	2,250
Asset retirement obligation - current portion	3,580	3,580
Other	4,750	3,546
Total accounts payable and accrued liabilities	$84,495	$82,972

(6)	REVENUE

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

Coal operations

Our coal revenue is derived from sales to customers of coal produced at our facilities. Our customers typically purchase coal directly from our mine sites or our rail facility in Princeton, Indiana, where the sale occurs and where title, risk of loss, and control pass to the customer at that point. Our customers arrange for and bear the costs of transporting their coal from our mines to their plants or other specified discharge points. Our customers are typically domestic utility companies. Our coal sales agreements with our customers are fixed-priced, fixed-volume supply contracts or include a pre-determined escalation in price for each year. Price re-opener and index provisions  may allow either party to commence a renegotiation of the contract price at a pre-determined time. Price re-opener provisions  may automatically set a new price based on the prevailing market price or, in some instances, require us to negotiate a new price, sometimes within specified ranges of prices. The terms of our coal sales agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of these contracts vary by customer.

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

Electric operations

The Company concluded that the definition of a contract and the criteria in ASC 606, Revenue from Contracts with Customers ("ASC 606"), is met at the time a Power Purchase Agreement ("PPA") is executed by the parties, as this is the point at which enforceable rights and obligations are established. Accordingly, the Company concluded that a PPA constitutes a valid contract under ASC 606.

The Company will recognize revenue daily for the actual capacity made available as part of any stand-ready obligations to provide electricity for contract capacity performance obligations and daily for actual delivered electricity, plus the amortization of the contract liability as a result of the Asset Purchase Agreement with Hoosier, for the delivered energy performance obligation.

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors.

Coal operations

52% and 87% of our coal revenue for the years ended March 31, 2023, and 2022, respectively, was sold to customers in the State of Indiana, with the remainder sold to customers in Florida, North Carolina, Georgia, and Alabama.

Electric operations

100% of our electric revenue for the quarter ended March 31, 2023, was sold to Hoosier in the State of Indiana.

Performance Obligations

Coal operations

A performance obligation is a promise in a contract with a customer to provide distinct goods or services. Performance obligations are the unit of account for purposes of applying the revenue recognition standard and therefore determine when and how revenue is recognized. In most of our coal contracts, the customer contracts with us to provide coal that meets certain quality criteria. We consider each ton of coal a separate performance obligation and allocate the transaction price based on the base price per the contract, increased or decreased, for quality adjustments.

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

We have remaining coal sales performance obligations relating to fixed-priced contracts of approximately $511 million, which represent the average fixed prices on our committed contracts as of March 31, 2023. We expect to recognize approximately 65% of this coal sales revenue in 2023, with the remainder recognized thereafter.

We have remaining performance obligations relating to unpriced coal sales contracts of approximately $166 million, which represents our estimate of the expected price on committed contracts as of March 31, 2023. We expect to recognize all of this coal sales revenue beginning in 2024.

The coal tons used to determine the remaining performance obligations are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such option exists in the customer contract.

Electric operations

The Company concluded that each megawatt-hour ("MWh") of delivered energy is capable of being distinct as a customer could benefit from each on its own by using/consuming it as a part of its operations.  The Company also concluded that the stand-ready obligation to be available to provide electricity to Hoosier is capable of being distinct as each unit of capacity provides an economic benefit to the holder and could be sold by the customer.

We have remaining delivered energy obligations through 2025 totaling $170 million as of March 31, 2023.

In addition to delivered energy, Hallador provides stand-ready obligations to provide electricity, also known as contract capacity.  We have remaining capacity obligations through 2025 totaling $100 million as of March 31, 2023.

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

Under the typical payment terms of our contracts with customers, the customer pays us a base price for the coal, increased or decreased for any quality adjustments, electricity, or capacity. Amounts billed and due are recorded as trade accounts receivable and included in accounts receivable in our consolidated balance sheets. As of  January 1, 2022, accounts receivable for coal sales billed to customers was $12.8 million. We do not currently have any other contracts in place where we would transfer coal, electricity, or capacity in advance of knowing the final price, and thus do not have any other contract assets recorded. Contract liabilities also arise when consideration is received in advance of performance. As of January 1, 2023, deferred revenue for payments related to coal operations in advance of performance was $8.9 million, and deferred revenue for payments related to electric operations in advance of performance was $26.6 million.  For the quarter ending March 31, 2023, we recognized revenue from coal operations of $2.5 million as tons of outstanding coal delivery obligations were fulfilled, and we recognized revenue from electric operations of $16.0 million as outstanding capacity obligations were fulfilled.

(7)	INCOME TAXES

For the three months ended March 31, 2023, and 2022, we recorded income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items, and statutory rates in states in which we operate.  The effective tax rate for the three months ended March 31, 2023, and 2022 was ~13% and ~ 2%, respectively. Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

(8)	STOCK COMPENSATION PLANS

Non-vested grants at December 31, 2022	1,056,937
Awarded - weighted average share price on award date was $9.38	267,000
Vested - weighted average share price on award date was $9.18	(275,221)
Forfeited	(6,000)
Non-vested grants at March 31, 2023	1,042,716

For the three months ended March 31, 2023 and 2022, our stock compensation was $1.2 million and $0.1 million, respectively.

Non-vested RSU grants will vest as follows:

Vesting Year	RSUs Vesting
2023	201,000
2024	300,608
2025	541,108
1,042,716

The outstanding RSUs have a value of $9.6 million based on the March 31, 2023 closing stock price of $9.19.

As of March 31, 2023, unrecognized stock compensation expense is $6.3 million, and we had 387,049 RSUs available for future issuance.  RSUs are not allocated earnings and losses as they are considered non-participating securities.

(9)	LEASES

We have operating leases for office space with remaining lease terms ranging from 8 months to 19 months. As most of the leases do not provide an implicit rate, we calculated the right-of-use assets and lease liabilities using our secured incremental borrowing rate at the lease commencement date. We currently do not have any finance leases outstanding.

Information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease information:
Operating cash outflows from operating leases	$52	$58
Weighted average remaining lease term in years	1.10	1.97
Weighted average discount rate	6.0%	6.0%

Future minimum lease payments under non-cancellable leases as of March 31, 2023, were as follows:

Amount
(In thousands)
2023	$147
2024	34
Total minimum lease payments	$181
Less imputed interest	(2)

Total operating lease liability	$179

As reflected within the following balance sheet line items:
Accounts payable and accrued liabilities	$147
Other long-term liabilities	32

Total operating lease liability	$179

At March 31, 2023, and December 31, 2022, we had approximately $179 and $230, respectively, of right-of-use operating lease assets recorded within “buildings and equipment” on the condensed consolidated balance sheets.

(10)	SELF-INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among seven mining units dispersed over ten miles. The historical cost of such equipment was approximately $285 million and $280 million as of March 31, 2023, and December 31, 2022, respectively.

Restricted cash of $3.9 million and $3.4 million as of March 31, 2023, and December 31, 2022, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments and cash collateral to provide power in the MISO grid.

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

Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. We have no Level 2 instruments.

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). We have no Level 3 instruments.

(12)	EQUITY METHOD INVESTMENTS

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment and generates revenue from gas sales. Sunrise Energy plans to continue developing and exploring for oil, gas, and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our condensed consolidated balance sheets as of March 31, 2023, and December 31, 2022, was $3.4 million and $4.0 million, respectively.

(13)	CONVERTIBLE NOTES

On May 2, 2022, and May 20, 2022, we issued senior unsecured convertible notes (the "Notes") to five parties, in the aggregate principal amount of $10 million, with $9 million going to related parties affiliated with independent members of our board of directors and the remainder to a non-affiliated party. The Notes were scheduled to mature on December 29, 2028, and accrue interest at 8% per annum, with interest payable on the date of maturity. Pursuant to the terms of the Notes, the holders of the Notes may convert the entire principal balance and all accrued and unpaid interest then outstanding during the period beginning June 1, 2022, and ending on May 31, 2027, into shares of the Company Common Stock (the "Conversion Shares") at a conversion price the greater of (i)$3.33 and (ii) the 30-day trailing volume-weighted average sales price for the Common Stock on the Nasdaq Capital Market ending on and including the date on which this Note is converted. At any time on or after June 1, 2025, the Company may, at its option and upon 30 days written notice provided to the Holders, elect to redeem the Notes (in whole and not in part), and the Holders shall be obligated to surrender the Notes, at a redemption price equal to 100% of the outstanding Principal Balance, together with any accrued but unpaid interest thereon to the redemption date. After receipt of such redemption notice from the Company, the Holder may, at its option, elect to convert the Principal Balance and accrued interest into Conversion Shares by giving written notice of such election to the Company no later than five days prior to the date fixed for redemption.

In June 2022, the four holders of the $9 million related party convertible notes converted them into 1,965,841 shares of common stock of the Company, and the one holder of the $1 million convertible note converted it into 231,697 shares of common stock pursuant to the terms of the notes and their related agreements.

On July 29, 2022, we issued $5 million of a senior unsecured convertible note to a related party affiliated with an independent member of our board of directors.  The note carries an interest rate of 8% per annum with a maturity date of December 29, 2028.  For the period August 18, 2022, through August 17, 2024, the holder has the option to convert the notes into shares of the Company's common stock at a conversion price of $6.254.  Beginning August 18, 2025, the Company may elect to redeem the note, and the holder shall be obligated to surrender the note at 100% of the outstanding principal balance, together with any accrued unpaid interest.  Upon receipt of the redemption notice from the Company, the holder may elect to convert the principal balance and accrued interest into the Company's common stock.

On August 8, 2022, we issued $4 million of senior unsecured convertible notes to related parties affiliated with independent members of our board of directors.  The notes carry an interest rate of 8% per annum with a maturity date of December 29, 2028.  For the period August 18, 2022, through August 17, 2024, the holder has the option to convert the notes into shares of the Company's common stock at a conversion price of $6.254.  Beginning August 8, 2025, the Company may elect to redeem the note, and the holder shall be obligated to surrender the note at 100% of the outstanding principal balance together with any accrued unpaid interest.  Upon receipt of the redemption notice from the Company, the holder may elect to convert the principal balance and accrued interest into the Company's common stock.

On August 12, 2022, we issued a $10 million senior unsecured convertible note to an unrelated party.  The note carries an interest rate of 8% per annum with a maturity date of December 31, 2026.  For the period August 18, 2022, through the maturity date, the holder has the option to convert the notes into shares of the Company's common stock at a conversion price of $6.15.  Beginning August 12, 2025, the Company may elect to redeem the note, and the holder shall be obligated to surrender the note at 100% of the outstanding principal balance together with any accrued unpaid interest.  Upon receipt of the redemption notice from the Company, the holder may elect to convert the principal balance and accrued interest into the Company's common stock.

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

(14)	MEROM ACQUISITION

On February 14, 2022, Hallador Power signed an Asset Purchase Agreement (“APA”) with Hoosier, a rural electric membership corporation organized and existing under the laws of the state of Indiana.

Under the APA, Hallador acquired the Merom power plant, along with equipment and machinery in the power plant; materials inventory; a coal purchase agreement; a coal combustion certified coal ash landfill, certain Generation Interconnection Agreements, and coal inventory (collectively, the “Acquired Assets”). Additionally, contemporaneous with entering into the APA, Hallador entered into three other agreements with Hoosier comprised of (1) a Power Purchase Agreement (the "PPA”), (2) a Coal Supply Purchase Agreement (the "Coal Purchase Agreement"), and (3) a Closing Side Letter agreeing to a reduction in future capacity payments of $15.0 million (“Capacity Payment Reduction”).  The purchase price for the Acquired Assets also consists of the assumption of the power plant’s closure and post-closure remediation, valued at approximately $7.2 million; no cash will be paid by Hallador to Hoosier to effectuate the APA other than payments totaling approximately $17.0 million for coal inventory on hand, with an initial payment of $5.4 million and subsequent periodic payments over time, subject to post-close adjustments based on actual on-site inventories. The acquisition closed on October 21, 2022.

The acquisition was accounted for as an asset acquisition under ASC 805-50 as substantially all of the fair value of the gross assets acquired are concentrated in a group of similar identifiable assets. As such, the total purchase consideration (which includes $2.9 million of transaction costs) was allocated to the assets acquired on a relative fair value basis.

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

Operating revenue for the Electric Operations segment is derived from a power purchase agreement signed with Hoosier in conjunction with the Merom Acquisition at fixed prices which were below market prices at the date we closed the transaction.  The power purchase agreement expires in 2025 and requires us to provide a fixed amount of power over the term of the agreement.  As a result of the below-market contract, we recorded a contract liability at the close of the acquisition totaling $184.5 million that will be amortized over the term of the agreement as the contract is fulfilled.  For the quarter ended March 31, 2023, we recorded $33.3 million of revenue as a result of amortizing the contract liability resulting in an ending balance as of March 31, 2023 of $127.9 million that is recorded as current and long-term liabilities in our condensed consolidated balance sheets.

Operating expenses for the Electric Operations segment include coal purchased under an agreement signed with Hoosier in conjunction with the Merom acquisition at fixed prices which were below market prices at the date we entered into the agreement.  The coal purchase agreement expires in May 2023 and requires us to purchase a fixed amount of coal over the term of the agreement.  As a result of the below-market contract, we recorded a contract asset at the close of the acquisition totaling $34.3 million that will be amortized over the term of the agreement as the contract is fulfilled.  For the quarter ended March 31, 2023, we recorded $17.8 million in additional operating expenses for coal purchased and used and a reduction of $4.4 million to inventory for coal purchased and unused as a result of amortizing the contract asset resulting in an ending balance as of March 31, 2023 of $6.2 million that is recorded as a current asset in our condensed consolidated balance sheets.

(15)	SEGMENTS OF BUSINESS

At March 31, 2023, our operations are divided into two primary reportable segments, the Coal Operations and Electric Operations segments.  The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as an operating segment, are presented as "Corporate and Other and Eliminations" and primarily are comprised of unallocated corporate costs and activities, including a 50% interest in Sunrise Energy, LLC, a private gas exploration company with operations in Indiana, which we account for using the equity method and our wholly-owned subsidiary Summit Terminal LLC, a logistics transport facility located on the Ohio River.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating Revenues
Coal Operations	$95,273	$58,337
Electric Operations	92,494	-
Corporate and Other and Eliminations	567	570
Consolidated Operating Revenues	$188,334	$58,907

Income (Loss) from Operations
Coal Operations	$13,088	$(7,446)
Electric Operations	18,705	-
Corporate and Other and Eliminations	(2,560)	(1,231)
Consolidated Income (Loss) from Operations	$29,233	$(8,677)

Depreciation, Depletion and Amortization
Coal Operations	$13,275	$9,496
Electric Operations	4,675	-
Corporate and Other and Eliminations	26	35
Consolidated Depreciation, Depletion and Amortization	$17,976	$9,531

Assets
Coal Operations	$391,248	$350,076
Electric Operations	218,132	-
Corporate and Other and Eliminations	7,247	7,800
Consolidated Assets	$616,627	$357,876

Capital Expenditures
Coal Operations	$12,639	$9,082
Electric Operations	843	-
Corporate and Other and Eliminations	-	-
Consolidated Capital Expenditures	$13,482	$9,082

(16)	NET INCOME (LOSS) PER SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic net income (loss) per share:

	Three Months Ended March 31,
	2023	2022
Basic earnings per common share:
Net income (loss) - basic	$22,051	$(10,134)
Weighted average shares outstanding - basic	32,983	30,785
Basic earnings (loss) per common share	$0.67	$(0.33)

The following table (in thousands, except per share amounts) sets forth the computation of diluted net income (loss) per share:

	Three Months Ended March 31,
	2023	2022
Diluted earnings per common share:
Net income (loss) - basic	$22,051	$(10,134)
Add: Convertible Notes interest expense, net of tax	293	-
Net income (loss) - diluted	$22,344	$(10,134)

Weighted average shares outstanding - basic	$32,983	$30,785
Add: Dilutive effects of if converted Convertible Notes	3,163	-
Add: Dilutive effects of Restricted Stock Units	594	-
Weighted average shares outstanding - diluted	36,740	30,785

Diluted net income (loss) per share	$0.61	$(0.33)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2022 ANNUAL REPORT ON FORM 10-K AND SHOULD BE READ IN CONJUNCTION THEREWITH.

Our condensed consolidated financial statements should also be read in conjunction with this discussion. The following analysis includes a discussion of metrics on a per-ton basis derived from the condensed consolidated financial statements, which are considered non-GAAP measurements.  These metrics are significant factors in assessing our operating results and profitability.

Our continued goal at Hallador is to deleverage our balance sheet and create multiple uncorrelated revenue streams that take advantage of our unique place in the energy market. The acquisition of Hoosier's Merom Generation Station ("Merom Power Plant") in Q4 2023 was a significant step forward in this pursuit as it provides us the ability to monetize our coal production through both capacity and energy sales while also providing us a platform for potential future investment, including new generation and energy storage.  While we experienced mild temperatures in Q1 less than-anticipated deliveries, we still produced a solid quarter of activity on the coal and electric side of the business.

OVERVIEW

I.	Q1 2023 Net Income of $22.1 million.

a.	1.7 million tons of coal were shipped at an average sales price of $55.88 during the quarter.

i.	The sales price for remaining tons to ship for 2023 is expected to average $57 per ton.

b.	In Q1 2023, Hallador's coal operating costs were $38.81/ton, which represents a $1.65/ton decrease from Q4 2022.

c.	Our margins improved in Q1 2023 by $6.66 per ton over Q4 2022.

II.	Q1 2023 Activity

a.	Cash Flow & Debt

i.	During Q1 2023, our operating cash flow increased $23.1 million over Q1 2022, and we decreased our bank debt by $10.0 million.

ii.	As of March 31, 2023, our bank debt was $75.2 million, liquidity was $36.0 million, and our leverage ratio came in at 1.21X, within our covenant of 2.25X.

b.	Production

i	Production volumes increased during Q1 2023 with production of 2.0 million tons, an 8.0 million ton pace. We expect production to remain elevated for the remainder of 2023.

III.	Solid Sales Position Through 2023

	Contracted	Estimated
	tons	price
Year	(millions)*	per ton
2023 (Q2 - Q4)	5.8	$57.00
2024-2027 (total)	7.5	**
	13.3

___________

* Contracted tons are subject to adjustment in instances of force majeure and exercise of customer options to either take additional tons or reduce tonnage if such an option exists in the customer contract.

**Of the 7.5 million tons contracted for 2024 - 2027, 2.7 million tons are contracted for 2024 at an estimated price of $51 per ton, with up to an additional 3.0 million tons expected to be dispatched to the Merom Power Plant.  The remaining 4.8 million tons contracted for 2024 - 2027 are unpriced or partially priced tons.

LIQUIDITY AND CAPITAL RESOURCES

I.	Liquidity and Capital Resources

a.	As set forth in our condensed consolidated statements of cash flows, cash provided by operations was $26.1 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively.

i.	Operating margins from coal were $28.9 million during the first three months of 2023, up from 2.6 million during the first three months of 2022.

1.	Our operating margins were $17.07 per ton in the first three months of 2023 compared to $1.86 in the first three months of 2022. Margins are expected to remain elevated for the remainder of 2023.

2.	We shipped 1.7 million tons of coal in the first three months of 2023 and expect to ship a total of 7.0 to 7.5 million tons in 2023.

ii.	Operating margins for electric were $24.8 million, with $15.6 million attributed to the amortization of the contract asset and liability adjustments related to the Merom acquisition in Q4 2022.

b.	Our projected capex budget for the remainder of 2023 is $55 million, of which approximately one-half is anticipated for maintenance capex.

c.	We paid down debt of $10.0 million in Q1 2023. As of March 31, 2023, our bank debt was $75.2 million. On March 13, 2023, we executed an amendment to our credit agreement with PNC Bank, National Association (in its capacity as administrative agent, "PNC"), administrative agent for our lenders under our credit agreement. The primary purpose of the amendment was to convert $35 million of the revolver into a new term loan with a maturity of March 31, 2024 (with principal payments of $10.0 million due by June 30, 2023; $10.0 million by September 30, 2023; $10.0 million by December 31, 2023, and $5.0 million by March 31, 2024), and extend the maturity date of the revolver to May 31, 2024. In addition, the amendment reduced the total capacity under the revolver to $85.0 million (previously $120 million).

d.	We expect cash from operations generated primarily by our expected higher coal margins in 2023 to fund our capital expenditures and our debt service.

II.	Material Off-Balance Sheet Arrangements

a.	Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. We have recorded the present value of reclamation obligations of $20.9 million, including $7.4 million at Merom, presented as asset retirement obligations (ARO) and accounts payable and accrued liabilities in our accompanying balance sheets. In the event we are not able to perform reclamation, we have surety bonds in place totaling $36.3 million to cover ARO.

CAPITAL EXPENDITURES (capex)

For the first three months of 2023, capex was $13.5 million allocated as follows (in millions):

Oaktown – maintenance capex	$7.1
Oaktown – investment	4.7
Freelandville Mine	0.9
Merom Plant	0.8
Capex per the Condensed Consolidated Statements of Cash Flows	$13.5

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

Coal Operations

	Three Months Ended March 31,
	2023	2022
	(in thousands)
OPERATING REVENUES:	$95,273	$58,337

EXPENSES:
Operating expenses	65,700	54,443
Depreciation, depletion and amortization	13,275	9,496
Asset retirement obligations accretion	298	246
Exploration costs	206	57
General and administrative	2,706	1,541
Total operating expenses	82,185	65,783

INCOME (LOSS) FROM OPERATIONS	$13,088	$(7,446)

Operating revenues from coal operations increased 63% over 2022 due in large part to an increase in the average sales price for coal. As a result, higher-priced contracts sold in the summer of 2022 and delivered in Q1 of 2023 increased our average sales price by over $14 per ton from Q1 2022. We also sold 316,000 additional tons over Q1 2022 at higher average prices.

Operating expenses also decreased by $0.73 per ton. The addition of the higher-cost Freelandville and Prosperity surface mines as well as continued significant inflationary pressures, have kept the increased costs elevated. We continue to experience significant onboarding of new employees, which takes time to provide training and gain the experience to reach maximum productivity, contributing to higher costs.

Depreciation, depletion, and amortization increased by 40% as a significant amount of our assets were depreciated and amortized based on production, which increased approximately 33% over Q1 2022.

General and administrative expenses increased 76% over Q1 2022 due to performance, production, and discretionary bonuses paid to employees, additional professional fees related to the 2022 audit, and additional IT costs related to enhanced security and compliance activities.

Quarterly coal sales and cost data (in thousands, except per ton and percentage data) are provided below. Per ton calculations below are based on tons sold.

All Mines	2nd 2022	3rd 2022	4th 2022	1st 2023	T4Qs
Tons produced	1,762	1,663	1,721	2,006	7,152
Tons sold	1,595	1,705	1,664	1,693	6,657
Coal sales	$64,161	$83,563	$84,641	$94,602	$326,967
Average price/ton	$40.23	$49.01	$50.87	$55.88	$49.12
Wash plant recovery in %	71%	69%	68%	70%
Operating costs	$50,776	$63,876	$67,319	$65,700	$247,671
Average cost/ton	$31.83	$37.46	$40.46	$38.81	$37.20
Margin	$13,385	$19,687	$17,322	$28,902	$79,296
Margin/ton	$8.39	$11.55	$10.41	$17.07	$11.91
Capex	$13,821	$15,096	$12,368	$12,639	$53,924
Maintenance capex	$7,600	$6,625	$5,748	$7,778	$27,751
Maintenance capex/ton	$4.76	$3.89	$3.45	$4.59	$4.17

All Mines	2nd 2021	3rd 2021	4th 2021	1st 2022	T4Qs
Tons produced	1,292	1,440	1,447	1,397	5,576
Tons sold	1,403	2,042	1,554	1,377	6,376
Coal sales	$54,600	$79,036	$64,388	$57,010	$255,034
Average price/ton	$38.92	$38.71	$41.43	$41.40	$40.00
Wash plant recovery in %	69%	73%	70%	67%
Operating costs	$42,364	$67,694	$54,583	$54,443	$219,084
Average cost/ton	$30.20	$33.15	$35.12	$39.54	$34.36
Margin	$12,236	$11,342	$9,805	$2,567	$35,950
Margin/ton	$8.72	$5.55	$6.31	$1.86	$5.64
Capex	$5,117	$7,238	$9,975	$9,082	$31,412
Maintenance capex	$1,049	$2,324	$3,302	$4,481	$11,156
Maintenance capex/ton	$0.75	$1.14	$2.12	$3.25	$1.75

Electric Operations

	Three Months Ended March 31,
	2023	2022
	(in thousands)
OPERATING REVENUES:	$92,494	$—

EXPENSES:
Operating expenses	67,682	—
Depreciation, depletion and amortization	4,675	—
Asset retirement obligations accretion	153	—
General and administrative	1,279	—
Total operating expenses	73,789	—

INCOME FROM OPERATIONS	$18,705	$-

A comparative discussion is not relevant as the Electric Operations did not begin until the Merom Acquisition was completed in October 2022.

Operating revenue is derived from a power purchase agreement signed with Hoosier in conjunction with the Merom Acquisition at fixed prices which were below market prices at the date we closed the transaction.  The power purchase agreement expires in 2025 and requires us to provide a fixed amount of power over the term of the agreement.  As a result of the below-market contract, we recorded a contract liability at the close of the acquisition totaling $184.5 million that will be amortized over the term of the agreement as the contract is fulfilled.  For the quarter ended March 31, 2023, we recorded $33.3 million of revenue as a result of amortizing the contract liability.

Operating expenses include coal purchased under an agreement signed with Hoosier in conjunction with the Merom acquisition at fixed prices which were below market prices at the date we entered into the agreement.  The coal purchase agreement expires in May 2023 and requires us to purchase a fixed amount of coal over the term of the agreement.  As a result of the below-market contract, we recorded a contract asset at the close of the acquisition totaling $34.3 million that will be amortized over the term of the agreement as the contract is fulfilled.  For the quarter ended March 31, 2023, we recorded $17.8 million in additional operating expenses for coal purchased and used and a reduction of $4.4 million to inventory for coal purchased and unused as a result of amortizing the contract asset.

EARNINGS (LOSS) PER SHARE

	2nd 2022	3rd 2022	4th 2022	1st 2023
Basic	$(0.11)	$0.05	$0.91	$0.67
Diluted	$(0.11)	$0.05	$0.83	$0.61

	2nd 2021	3rd 2021	4th 2021	1st 2022
Basic	$(0.10)	$0.26	$(0.25)	$(0.33)
Diluted	$(0.10)	$0.26	$(0.25)	$(0.33)

INCOME TAXES

Our effective tax rate (ETR) is estimated at ~13% and ~2% for the three months ended March 31, 2023, and 2022, respectively.  For the three months ended March 31, 2023, and 2022, we recorded income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items, and statutory rates in states in which we operate. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis and changes in the valuation allowance. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

RESTRICTED STOCK GRANTS

See “Item 1. Financial Statements - Note 8. Stock Compensation Plans” for a discussion of RSUs.

CRITICAL ACCOUNTING ESTIMATES

We believe that the estimates of our coal reserves, our asset retirement obligation liabilities, our deferred tax accounts, our valuation of inventory, our treatment of business combinations, and the estimates used in our impairment analysis are our critical accounting estimates.

The reserve estimates are used in the depreciation, depletion and amortization calculations and our internal cash flow projections. If these estimates turn out to be materially under or over-stated, our depreciation, depletion and amortization expense, and impairment test may be affected.  The process of estimating reserves is complex, requiring significant judgment in the evaluation of all available geological, geophysical, engineering, and economic data.  The reserve estimates are prepared by professional engineers, both internal and external, and are subject to change over time as more data becomes available.  Changes in the reserves estimates from the prior year were nominal.

We have analyzed our filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We identified our federal tax return and our Indiana state tax return as “major” tax jurisdictions. We believe that our income tax filing positions and deductions would be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position.  We have not taken any significant uncertain tax positions, and our tax provisions and returns are prepared by a large public accounting firm with significant experience in energy-related industries.  Changes to the estimates from reported amounts in the prior year were not significant.

Inventory is valued at a lower of cost or net realizable value (NRV).  Anticipated utilization of low-sulfur, higher-cost coal from our Ace in the Hole, Freelandville, and Prosperity mines have the potential to create NRV adjustments as our estimated needs change.  The NRV adjustments are subject to change as our costs may fluctuate due to higher or lower production, and our NRV may fluctuate based on sales contracts we enter into from time to time.  There were no significant changes to our NRV adjustment estimates from the prior year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes from the disclosure in our 2022 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS

We maintain a system of disclosure controls and procedures that are designed for the purpose of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our CEO, CFO, and CAO as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO, CFO, and CAO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO, CFO, and CAO concluded that our disclosure controls and procedures are effective.

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2023, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.  MINE SAFETY DISCLOSURES

See Exhibit 95.1 to this Form 10-Q for a listing of our mine safety violations.

ITEM 6.  EXHIBITS

Exhibit No.	Document
10.1	Hallador Energy Company Unsecured Convertible Promissory Note dated May 2, 2022 - Charles R. Wesley, IV Revocable Trust U/A dated October 30, 2020 (1)
10.2	Hallador Energy Company Unsecured Convertible Promissory Note dated May 2, 2022 - Lubar Opportunities Fund I, LLC (1)
10.3	Hallador Energy Company Unsecured Convertible Promissory Note - dated May 2, 2022 - NextG Partners LLC (1)
10.4	Hallador Energy Company Unsecured Convertible Promissory Note - dated May 2, 2022 - Hallador Alternative Asset Fund, LLC (1)
10.5	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20, 2022 - NextG Partners, LLC (2)
10.6	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20, 2022 - Hallador Alternative Asset Fund, LLC (2)
10.7	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20, 2022, - Lubar Opportunities Fund I, LLC (2)
10.8	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20, 2020 - Murchison Capital Partners, LP (2)
10.9	Hallador Energy Company Convertible Note Purchase Agreement dated July 29, 2022 (2)
10.10	Hallador Energy Company Unsecured Convertible Promissory Note dated July 29, 2022 - Lubar Opportunities Fund I LLC (3)
10.11	Hallador Energy Company Unsecured Convertible Promissory Note dated August 8, 2022 - Lubar Opportunities Fund I, LLC (4)
10.12	Hallador Energy Company Unsecured Convertible Promissory Note dated August 8, 2022 - Hallador Alternative Assets Fund, LLC (4)
10.13	Hallador Energy Company Unsecured Convertible Promissory Note dated August 12, 2022 - ALJ (5)
10.14	Seventh Amendment to the Third Amended and Restated Credit Agreement dated May 20, 2022(2)
10.15	Eighth Amendment to the Third Amended and Restated Credit Agreement dated August 5, 2022 (4)
10.16	Ninth Amendment to the Third Amended and Restated Credit Agreement dated September 28, 2022 (6)
10.17	Tenth Amendment to the Third Amended and Restated Credit Agreement dated March 13, 2023 (7)
31.1	SOX 302 Certification - Chief Executive Officer*
31.2	SOX 302 Certification - Chief Financial Officer*
31.3	SOX 302 Certification - Chief Accounting Officer*
32	SOX 906 Certification*
95.1	Mine Safety Disclosures*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.LAB	Inline XBRL Labels Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)*

________________________________
* Filed Herewith
** Management Compensation Plans
(1) IBR to Form 8-K filed May 6, 2022
(2) IBR to March 31, 2022, Form 10-Q
(3) IBR to Form 8-K filed August 4, 2022
(4) IBR to Form 8-K filed August 11, 2022
(5) IBR to Form 10-Q filed August 15, 2022
(6) IBR to Form 8-K filed October 4, 2022
(7) IBR to Form 10-K filed on March 16, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: May 8, 2023	/S/ LAWRENCE D. MARTIN
Lawrence D. Martin, CFO

Date: May 8, 2023	/S/ R. TODD DAVIS
R. Todd Davis, CAO