Form 10-Q
period 2023-06-30
HALLADOR ENERGY CO
filed 2023-08-07
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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

As of August 7, 2023, we had 33,142,403 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,337	$3,009
Restricted cash	4,033	3,417
Accounts receivable	21,428	29,889
Inventory	47,945	49,796
Parts and supplies	33,859	28,295
Contract asset - coal purchase agreement	—	19,567
Prepaid expenses	3,100	4,546
Total current assets	112,702	138,519
Property, plant and equipment:
Land and mineral rights	115,506	115,595
Buildings and equipment	554,271	534,129
Mine development	149,747	140,108
Total property, plant and equipment	819,524	789,832
Less - accumulated depreciation, depletion and amortization	(342,734)	(309,370)
Total property, plant and equipment, net	476,790	480,462
Investment in Sunrise Energy	3,215	3,988
Other assets	7,182	7,585
Total Assets	$599,889	$630,554
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net	$17,638	$33,031
Accounts payable and accrued liabilities	70,933	82,972
Deferred revenue	41,106	35,485
Contract liability - power purchase agreement and capacity payment reduction	48,087	88,114
Total current liabilities	177,764	239,602
Long-term liabilities:
Long-term bank debt, excluding current maturities, net	54,700	49,713
Convertible note payable	10,000	10,000
Convertible notes payable - related party	9,000	9,000
Deferred income taxes	9,036	4,606
Asset retirement obligations	17,235	17,254
Contract liability - power purchase agreement	65,721	84,096
Other	1,551	1,259
Total long-term liabilities	167,243	175,928
Total liabilities	345,007	415,530
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized; 33,137 and 32,983 issued and outstanding, as of June 30, 2023 and December 31, 2022, respectively	332	330
Additional paid-in capital	119,678	118,788
Retained earnings	134,872	95,906
Total stockholders’ equity	254,882	215,024
Total liabilities and stockholders’ equity	$599,889	$630,554

See accompanying notes to the condensed consolidated financial statements.

Hallador Energy Company

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
SALES AND OPERATING REVENUES:
Coal sales	$88,574	$64,161	$183,176	$121,171
Electric sales	71,017	—	$163,409	—
Other revenues	1,603	1,768	2,943	3,665
Total revenue	161,194	65,929	349,528	124,836
EXPENSES:
Operating expenses	115,420	51,394	248,941	105,995
Depreciation, depletion and amortization	17,169	11,164	35,145	20,695
Asset retirement obligations accretion	461	250	912	496
Exploration costs	305	215	511	272
General and administrative	5,595	3,722	12,542	6,871
Total operating expenses	138,950	66,745	298,051	134,329

INCOME (LOSS) FROM OPERATIONS	22,244	(816)	51,477	(9,493)

Interest expense (1)	(3,541)	(2,337)	(7,440)	(4,121)
Equity method investment (loss) income	(217)	188	(148)	338
NET INCOME (LOSS) BEFORE INCOME TAXES	18,486	(2,965)	43,889	(13,276)

INCOME TAX EXPENSE:
Current	61	—	493	—
Deferred	1,510	421	4,430	244
Total income tax expense	1,571	421	4,923	244

NET INCOME (LOSS)	$16,915	$(3,386)	$38,966	$(13,520)

NET INCOME (LOSS) PER SHARE:
Basic	$0.51	$(0.11)	$1.18	$(0.44)
Diluted	$0.47	$(0.11)	$1.08	$(0.44)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	33,137	30,809	33,061	30,797
Diluted	36,708	30,809	36,696	30,797

(1) Interest Expense:
Interest on bank debt	$2,055	$1,712	$4,310	$3,422
Other interest	462	58	894	58
Amortization and swap-related interest:
Payments on interest rate swap, net of changes in value	—	(250)	—	(867)
Amortization of debt issuance costs	1,024	817	2,236	1,508
Total amortization and swap related interest	1,024	567	2,236	641
Total interest expense	$3,541	$2,337	$7,440	$4,121

See accompanying notes to the condensed consolidated financial statements.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$38,966	$(13,520)
Deferred income taxes	4,430	244
Equity income (loss) – Sunrise Energy	148	(338)
Cash distribution - Sunrise Energy	625	—
Depreciation, depletion, and amortization	35,145	20,695
Loss on sale of assets	58	(367)
Change in fair value of interest rate swaps	—	(867)
Amortization of debt issuance costs	2,236	1,508
Asset retirement obligations accretion	912	496
Cash paid on asset retirement obligation reclamation	(931)	(1,184)
Stock-based compensation	2,001	108
Provision for loss on customer contracts	—	159
Amortization of contract asset and contract liabilities	(22,162)	—
Other	704	485
Change in operating assets and liabilities:
Accounts receivable	8,461	(3,571)
Inventory	(9,322)	(6,107)
Parts and supplies	(5,564)	(2,232)
Prepaid expenses	282	705
Accounts payable and accrued liabilities	(11,867)	4,065
Deferred revenue	121	—
Cash provided by operating activities	44,243	279
INVESTING ACTIVITIES:
Capital expenditures	(30,610)	(22,903)
Proceeds from sale of equipment	62	758
Cash used in investing activities	(30,548)	(22,145)
FINANCING ACTIVITIES:
Payments on bank debt	(37,013)	(14,700)
Borrowings of bank debt	26,000	33,700
Issuance of convertible note	—	1,000
Issuance of related party convertible notes payable	—	9,000
Debt issuance costs	(1,629)	(590)
Taxes paid on vesting of RSUs	(1,109)	—
Cash (used in) provided by financing activities	(13,751)	28,410
(Decrease) increase in cash, cash equivalents, and restricted cash	(56)	6,544
Cash, cash equivalents, and restricted cash, beginning of period	6,426	5,829
Cash, cash equivalents, and restricted cash, end of period	$6,370	$12,373
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CONSIST OF THE FOLLOWING:
Cash and cash equivalents	$2,337	$8,882
Restricted cash	4,033	3,491
	$6,370	$12,373

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,010	$4,055
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Change in capital expenditures included in accounts payable and prepaid expense	$426	$2,004
Debt issuance costs included in accounts payable and accrued liabilities	$—	$853
Convertible notes payable and related party convertible notes payable converted to common stock	$—	$10,000

See accompanying notes to the condensed consolidated financial statements.

 Hallador Energy Company

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2023	33,137	$332	$118,897	$117,957	$237,186
Stock-based compensation	—	—	781	—	781
Net income	—	—	—	16,915	16,915
Balance, June 30, 2023	33,137	$332	$119,678	$134,872	$254,882

Balance, December 31, 2022	32,983	$330	$118,788	$95,906	$215,024
Stock-based compensation	—	—	2,001	—	2,001
Stock issued on vesting of RSUs	275	3	(3)	—	—
Taxes paid on vesting of RSUs	(121)	(1)	(1,108)	—	(1,109)
Net income	—	—	—	38,966	38,966
Balance, June 30, 2023	33,137	$332	$119,678	$134,872	$254,882

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2022	30,785	$308	$104,181	$67,667	$172,156
Stock-based compensation	—	—	53	—	53
Stock issued on redemption of convertible notes	232	2	998	—	1,000
Stock issued on redemption of related party convertible notes	1,966	20	8,980	—	9,000
Net loss	—	—	—	(3,386)	(3,386)
Balance, June 30, 2022	32,983	$330	$114,212	$64,281	$178,823

Balance, December 31, 2021	30,785	$308	$104,126	$77,801	$182,235
Stock-based compensation	—	—	108	—	108
Stock issued on vesting of RSUs	232	2	998	—	1,000
Taxes paid on vesting of RSUs	1,966	20	8,980	—	9,000
Net loss	—	—	—	(13,520)	(13,520)
Balance, June 30, 2022	32,983	$330	$114,212	$64,281	$178,823

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

The results of operations and cash flows for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2023.

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

As the result of Hallador Power’s acquisition of the Merom one gigawatt power plant in Sullivan County, Indiana (the “Merom Power Plant”) from Hoosier Energy Rural Electric Cooperative, Inc. (“Hoosier”) on  October 21, 2022 (the “Merom Acquisition”), as further described in Note 14, beginning in the fourth quarter of 2022 we began to strategically view and manage our operations through two reportable segments:  Coal Operations and Electric Operations.  The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as an operating segment, are presented as "Corporate and Other and Eliminations" and primarily are comprised of unallocated corporate costs and activities, the elimination of coal sales from coal operations to electric operations, a 50% interest in Sunrise Energy, LLC, a private gas exploration company with operations in Indiana, which we account for using the equity method, and our wholly-owned subsidiary Summit Terminal LLC, a logistics transport facility located on the Ohio River.  Prior periods have been recast to reflect Corporate and Other and Eliminations apart from Coal Operations, which previously were aggregated into a single reportable segment.

The Coal Operations reportable segment includes currently operating mining complexes Oaktown 1 and 2 underground mines, Prosperity surface mine, Freelandville surface mine, and Carlisle wash plant.

The Electric Operations reportable segment includes electric power generation facilities of the Merom Power Plant.

(2)	LONG-LIVED ASSET IMPAIRMENTS

Long-lived assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable.  For the three and six-month periods ended June 30, 2023 and for the three and six-month periods ended June 30, 2022, no impairment charges were recorded for long-lived assets.

(3)	INVENTORY

Inventory is valued at a lower of average cost or net realizable value (NRV).  As of June 30, 2023, and December 31, 2022, coal inventory includes NRV adjustments of $3.0 million and $4.9 million, respectively.

(4)	BANK DEBT

On March 13, 2023, we executed an amendment to our credit agreement with PNC Bank, National Association (in its capacity as administrative agent, "PNC"), administrative agent for our lenders under our credit agreement, which was accounted for as a debt modification. The primary purpose of the amendment was to convert $35 million of the outstanding balance on the revolver into a new term loan with a maturity of March 31, 2024, and extend the maturity date of the revolver to May 31, 2024. The amendment reduced the total capacity under the revolver to $85 million from $120 million, waived the maximum annual capital expenditure covenant for 2022, and increased the covenant for 2023 to $75 million.

On August 2, 2023, we executed an additional amendment to our credit agreement with PNC, which was accounted for as a debt extinguishment. The primary purpose of the amendment was to convert $65 million of the outstanding funded debt into a new term loan with a maturity of March 31, 2026, and enter into a revolver of $75 million with a maturity of July 31, 2026. The amendment increased the maximum annual capital expenditure limit to $100 million.

Bank debt was reduced by $11.0 million during the six months ended June 30, 2023.  Under the terms of the August 2, 2023 amendment, bank debt is comprised of term debt ($65.0 million as of June 30, 2023) and a $75 million revolver ($9.2 million borrowed as of June 30, 2023).  The term debt requires payments of $3.3 million each quarter commencing in September 2023, increasing to $6.5 million in March 2024 through maturity. Our debt is recorded at amortized cost, which approximates fair value due to the variable interest rates in the agreement, and is collateralized primarily by our assets.

Liquidity

Under the terms of the August 2, 2023 amendment, as of June 30, 2023, we had an additional borrowing capacity of $54.6 million and total liquidity of $56.9 million.  Our additional borrowing capacity is net of $11.2 million in outstanding letters of credit as of June 30, 2023, that were required to maintain surety bonds.  Liquidity consists of our additional borrowing capacity and cash and cash equivalents.

Fees

Unamortized bank fees and other costs incurred in connection with the initial facility and subsequent amendments totaled $2.5 million as of December 31, 2022. Additional costs incurred with the March 13, 2023 amendments totaled $1.6 million.  These costs were deferred and are being amortized over the term of the loan. Unamortized costs as of June 30, 2023, and December 31, 2022, were $1.9 million and $2.5 million, respectively.

Bank debt, less debt issuance costs, is presented below (in thousands):

	June 30,	December 31,
	2023	2022
Current bank debt	$19,500	$35,500
Less unamortized debt issuance cost	(1,862)	(2,469)
Net current portion	$17,638	$33,031

Long-term bank debt	$54,700	$49,713
Less unamortized debt issuance cost	—	—
Net long-term portion	$54,700	$49,713

Total bank debt	$74,200	$85,213
Less total unamortized debt issuance cost	(1,862)	(2,469)
Net bank debt	$72,338	$82,744

Covenants

The credit facility includes a Maximum Leverage Ratio (consolidated funded debt/trailing twelve months adjusted EBITDA), calculated as of the end of each fiscal quarter for the trailing twelve months, not to exceed the amounts below:

Fiscal Periods Ending	Ratio
June 30, 2023, and each fiscal quarter thereafter	2.25 to 1.00

As of June 30, 2023, our Leverage Ratio of 0.94 was in compliance with the 2.25 covenant defined in the credit agreement.

The credit facility requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA/annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.25 to 1.00 through the maturity of the credit facility. As of June 30, 2023, our Debt Service Coverage Ratio of 3.05 was in compliance with the requirements of the credit agreement.

As of June 30, 2023, we were in compliance with all other covenants defined in the credit agreement.

Interest Rate

The interest rate on the facility ranges from SOFR plus 4.00% to SOFR plus 5.00%, depending on our Leverage Ratio.  As of  June 30, 2023, we are paying SOFR plus 4.25% on the outstanding bank debt.

(5)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (in thousands)

	June 30,	December 31,
	2023	2022
Accounts payable	$47,518	$62,306
Accrued property taxes	2,515	1,917
Accrued payroll	5,873	5,933
Workers' compensation reserve	3,841	3,440
Group health insurance	2,400	2,250
Asset retirement obligation - current portion	3,580	3,580
Other	5,206	3,546
Total accounts payable and accrued liabilities	$70,933	$82,972

(6)	REVENUE

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

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets for our coal operations and by revenue source for our electric operations, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors.

Coal operations

52% and 52% of our coal revenue for the three and six months ended June 30, 2023, was sold to customers in the State of Indiana, with the remainder sold to customers in Florida, North Carolina, Georgia, and Alabama.  83% and 85% of our coal revenue for the three and six months ended June 30, 2022, respectively, was sold to customers in the State of Indiana, with the remainder sold to customers in Florida.

Electric operations

100% of our electric revenue for the three and six months ended June 30, 2023, was sold to Hoosier or the Midcontinent Independent System Operator ("MISO") wholesale market.  MISO is the independent system operator managing the flow of high-voltage electricity across 15 U.S. states and the Canadian province of Manitoba.  100% of our electric revenue through May 31, 2023, was sold to Hoosier in the state of Indiana.  32% of our electric revenue for the month of June 2023 was sold to Hoosier.  For the three and six months ended June 30, 2023, revenue from delivered energy was $53.9 million and $130.3 million, respectively.  For the three and six months ended June 30, 2023, revenue from capacity payments was $17.1 million and $33.1 million, respectively.

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

We recognize revenue at a point in time as the customer does not have control over the asset during the contract's fulfillment. For substantially all of our customers, this is supported by the fact that title and risk of loss transfer to the customer upon loading of the truck or railcar at the mine. This is also the point at which physical possession of the coal transfers to the customer, as well as the right to receive substantially all benefits and the risk of loss in ownership of the coal.

We have remaining coal sales performance obligations relating to fixed-priced contracts of approximately $470 million, which represent the average fixed prices on our committed contracts as of June 30, 2023. Approximately 49% of this relates to committed obligations in 2023, with the remainder committed in 2024 and 2025.

We have remaining performance obligations relating to unpriced coal sales contracts of approximately $122 million, which represents our estimate of the expected price on committed contracts as of June 30, 2023. We expect to recognize all of this coal sales revenue beginning in 2024.

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

We have remaining delivered energy obligations through 2025 totaling $139 million as of June 30, 2023.

In addition to delivered energy, Hallador provides stand-ready obligations to provide electricity, also known as contract capacity.  We have remaining capacity obligations through 2025 totaling $83 million as of June 30, 2023.

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

Under the typical payment terms of our contracts with customers, the customer pays us a base price for the coal, increased or decreased for quality adjustments, electricity, or capacity. Amounts billed and due are recorded as trade accounts receivable and included in accounts receivable in our consolidated balance sheets. As of  January 1, 2022, accounts receivable for coal sales billed to customers was $12.8 million. We do not currently have any contracts in place where we would transfer coal, electricity, or capacity in advance of knowing the final price, and thus do not have any contract assets recorded. Contract liabilities also arise when consideration is received in advance of performance. As of January 1, 2023, deferred revenue for payments related to coal operations in advance of performance was $8.9 million, and deferred revenue for payments related to electric operations in advance of performance was $26.6 million.  Additional payments for electric operations in advance of performance for the three and six months ended June 30, 2023 were $22.3 million and $43.8 million, respectively.  For the three and six months ended  June 30, 2023, we recognized revenue from coal operations of $2.5 million and $5.0 million, respectively, as tons of outstanding coal delivery obligations were fulfilled, and we recognized revenue from electric operations of $17.2 million and $33.1 million, respectively, as outstanding capacity obligations were fulfilled.  Pursuant to the terms of the underlying contracts, performance obligations representing $3.8 million and $24.9 million will be satisfied and recognized as revenue related to our coal operations and electric operations, respectively, during the six-month period ending December 31, 2023.

(7)	INCOME TAXES

For the six months ended June 30, 2023, and 2022, we recorded income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items, and statutory rates in states in which we operate.  The effective tax rate for the six months ended June 30, 2023, and 2022 was ~11% and ~(2)%, respectively. Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

(8)	STOCK COMPENSATION PLANS

Non-vested grants as of December 31, 2022	1,056,937
Awarded - weighted average share price on award date was $9.38	267,000
Vested - weighted average share price on vested date was $9.18	(275,221)
Forfeited	(10,000)
Non-vested grants as of June 30, 2023	1,038,716

For the three and six months ended June 30, 2023, our stock compensation was $0.8 million and $2.0 million, respectively. For the three and six months ended June 30, 2022, our stock compensation was $0.1 million and $0.1 million, respectively.

Non-vested RSU grants will vest as follows:

Vesting Year	RSUs Vesting
2023	199,000
2024	300,608
2025	539,108
1,038,716

The outstanding RSUs have a value of $8.9 million based on the June 30, 2023 closing stock price of $8.57.

As of June 30, 2023, unrecognized stock compensation expense is $5.5 million, and we had 391,049 RSUs available for future issuance.  RSUs are not allocated earnings and losses as they are considered non-participating securities.

(9)	LEASES

We have operating leases for office space with remaining lease terms ranging from two months to 13 months. As most of the leases do not provide an implicit rate, we calculated the right-of-use assets and lease liabilities using our secured incremental borrowing rate at the lease commencement date. We currently do not have any finance leases outstanding.

The following table (in thousands) relates to our operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease information:
Operating cash outflows from operating leases	$52	$53	$104	$111
Weighted average remaining lease term in years	0.95	1.74	0.95	1.74
Weighted average discount rate	6.0%	6.0%	6.0%	6.0%

Future minimum lease payments under non-cancellable leases as of June 30, 2023, were as follows:

Amount
(In thousands)
2023	$120
2024	9
Total minimum lease payments	$129
Less imputed interest	(1)

Total operating lease liability	$128

As reflected within the following balance sheet line items:
Accounts payable and accrued liabilities	$120
Other long-term liabilities	8

Total operating lease liability	$128

As of  June 30, 2023 and December 31, 2022, we had approximately $0.1 million and $0.2 million, respectively, of right-of-use operating lease assets recorded within “buildings and equipment” on the condensed consolidated balance sheets.

(10)	SELF-INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among seven mining units dispersed over ten miles. The historical cost of such equipment was approximately $293 million and $280 million as of June 30, 2023, and December 31, 2022, respectively.

Restricted cash of $4.0 million and $3.4 million as of June 30, 2023, and December 31, 2022, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments and cash collateral to provide power in the MISO grid.

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

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment and generates revenue from gas sales. Sunrise Energy plans to continue developing and exploring for oil, gas, and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our condensed consolidated balance sheets as of June 30, 2023, and December 31, 2022, was $3.2 million and $4.0 million, respectively.

(13)	CONVERTIBLE NOTES

On May 2, 2022, and May 20, 2022, we issued senior unsecured convertible notes (the "Notes") to five parties, in the aggregate principal amount of $10 million, with $9 million going to related parties affiliated with independent members of our board of directors and the remainder to a non-affiliated party. The Notes were scheduled to mature on December 29, 2028, and accrue interest at 8% per annum, with interest payable on the date of maturity. Pursuant to the terms of the Notes, the holders of the Notes were entitled to convert the entire principal balance and all accrued and unpaid interest then outstanding during the period beginning June 1, 2022, and ending on May 31, 2027, into shares of the Company Common Stock at a conversion price the greater of (i)$3.33 and (ii) the 30-day trailing volume-weighted average sales price for the Common Stock on the Nasdaq Capital Market ending on and including the date on which the Note was converted.

In June 2022, the four holders of the $9 million related party Notes converted them into 1,965,841 shares of common stock of the Company, and the one holder of the $1 million Note converted it into 231,697 shares of common stock pursuant to the terms of the Notes and their related agreements.

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

The funds received from the notes described above were used to provide additional working capital to the Company.  Each Conversion Share will consist of one share of our common stock. The conversion price and number of shares of the Company’s Common Stock issuable upon conversion of the notes are subject to adjustment from time to time for any subdivision or consolidation of the Company’s shares and other standard dilutive events.

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

Operating revenue for the Electric Operations segment is derived from a power purchase agreement signed with Hoosier in conjunction with the Merom Acquisition at fixed prices below market prices on the date we closed the transaction.  The power purchase agreement expires in 2025 and requires us to provide a fixed amount of power over the term of the agreement.  As a result of the below-market contract, we recorded a contract liability at the close of the acquisition totaling $184.5 million that will be amortized over the term of the agreement as the contract is fulfilled.  For the three and six months ended June 30, 2023, we recorded $19.6 million and $52.9 million, respectively, of revenue as a result of amortizing the contract liability resulting in an ending balance as of June 30, 2023, of $113.8 million that is recorded as current and long-term liabilities in our condensed consolidated balance sheets.

Operating expenses for the Electric Operations segment include coal purchased under an agreement signed with Hoosier in conjunction with the Merom Acquisition at fixed prices which were below market prices at the date we entered into the agreement.  The coal purchase agreement expired in May 2023 that required us to purchase a fixed amount of coal over the term of the agreement.  As a result of the below-market contract, we recorded a contract asset at the close of the acquisition totaling $34.3 million that was amortized over the term of the agreement as the contract was fulfilled.  For the three and six months ended June 30, 2023, we recorded $13.0 million and $30.7 million in additional operating expenses for coal purchased and used and a reduction of $6.8 million and $11.2 million, respectively, to inventory for coal purchased and unused as a result of amortizing the contract asset, thereby eliminating the remaining balance of the contract asset as of June 30, 2023.

(15)	SEGMENTS OF BUSINESS

As of June 30, 2023, our operations are divided into two primary reportable segments, the Coal Operations and Electric Operations segments.  The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as an operating segment, are presented as "Corporate and Other and Eliminations" and primarily are comprised of unallocated corporate costs and activities, the elimination of coal sales from coal operations to electric operations, a 50% interest in Sunrise Energy, LLC, a private gas exploration company with operations in Indiana, which we account for using the equity method, and our wholly-owned subsidiary Summit Terminal LLC, a logistics transport facility located on the Ohio River.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Operating Revenues
Coal Operations	$113,098	$65,323	$208,371	$123,660
Electric Operations	71,103	-	163,597	-
Corporate and Other and Eliminations	(23,007)	606	(22,440)	1,176
Consolidated Operating Revenues	$161,194	$65,929	$349,528	$124,836

Income (Loss) from Operations
Coal Operations	$26,363	$1,928	$39,451	$(5,518)
Electric Operations	9,256	-	27,961	-
Corporate and Other and Eliminations	(13,375)	(2,744)	(15,935)	(3,975)
Consolidated Income (Loss) from Operations	$22,244	$(816)	$51,477	$(9,493)

Depreciation, Depletion and Amortization
Coal Operations	$12,466	$11,127	$25,741	$20,623
Electric Operations	4,675	-	9,350	-
Corporate and Other and Eliminations	28	37	54	72
Consolidated Depreciation, Depletion and Amortization	$17,169	$11,164	$35,145	$20,695

Assets
Coal Operations	$387,653	$367,723	$387,653	$367,723
Electric Operations	216,665	-	216,665	-
Corporate and Other and Eliminations	(4,429)	8,012	(4,429)	8,012
Consolidated Assets	$599,889	$375,735	$599,889	$375,735

Capital Expenditures
Coal Operations	$14,445	$13,821	$27,084	$22,903
Electric Operations	2,683	-	3,526	-
Corporate and Other and Eliminations	-	-	-	-
Consolidated Capital Expenditures	$17,128	$13,821	$30,610	$22,903

(16)	NET INCOME (LOSS) PER SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings per common share:
Net income (loss) - basic	$16,915	$(3,386)	$38,966	$(13,520)
Weighted average shares outstanding - basic	33,137	30,809	33,061	30,797
Basic earnings (loss) per common share	$0.51	$(0.11)	$1.18	$(0.44)

The following table (in thousands, except per share amounts) sets forth the computation of diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Diluted earnings per common share:
Net income (loss) - basic	$16,915	$(3,386)	$38,966	$(13,520)
Less Loss allocated to RSUs	$-	$18	$-	$79
Add: Convertible Notes interest expense, net of tax	296	-	592	-
Net income (loss) - diluted	$17,211	$(3,368)	$39,558	$(13,441)

Weighted average shares outstanding - basic	33,137	30,809	33,061	30,797
Add: Dilutive effects of if converted Convertible Notes	3,224	-	3,163	-
Add: Dilutive effects of Restricted Stock Units	347	-	472	-
Weighted average shares outstanding - diluted	36,708	30,809	36,696	30,797

Diluted net income (loss) per share	$0.47	$(0.11)	$1.08	$(0.44)

(17)	SUBSEQUENT EVENTS

On  August 2, 2023, we executed an amendment to our credit agreement with PNC as discussed in Note 4 to these condensed consolidated financial statements.

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

The highlight of the quarter was our coal segment. Record coal sales prices led to record margins, despite higher production costs. Net income for the quarter was $16.9 million and a record for the first half of the year at $39.0 million. This has enabled us to make great strides toward our goal of deleveraging our balance sheet. Under this lens, Hallador has dramatically improved both the quality of our business, with the addition of Hallador Power last October, and the quality of our balance sheet by reducing our Debt to EBITDA multiple to less than 1X.

During Q2, coal production was healthy, allowing us to grow coal inventories at our coal operations by $2.0 million.  Our plan is to ship this additional inventory to Hallador Power enabling us to generate more MWh in the second half of the year than previously planned.  Hallador Power contributed $9.2 million net income during the quarter due to existing energy commitments through May 2023, that were associated with the purchase of the Merom Power Plant.  Starting in June 2023, approximately 80% of the output of the plant became available to sell on the open market.

On August 2, 2023, we successfully closed a new credit facility led by PNC Bank that we accounted for as a debt extinguishment.  At closing, our liquidity as of June 30, 2023 improved to $56.9 million.  This new facility is important for multiple reasons, including providing us with additional flexibility to make forward power sales. We are encouraged by the general outlook on future power pricing and our increased liquidity places us in a better position to potentially lock in future profits.

OVERVIEW

I.	Q2 2023 Net Income of $16.9 million.

a.	1.7 million tons of coal were shipped at an average sales price of $65.44 during the quarter, with approximately 0.3 million tons of that being shipped to the Merom Power Plant for $23.6 million.

i.	The sales price for remaining tons to ship for 2023 is expected to average $57.60 per ton.

b.	In Q2 2023, Hallador's coal operating costs were $41.52 per ton, before eliminations, which represents a $2.71 per ton increase from Q1 2023. Coal operating costs were $42.31 per ton after eliminations.

c.

We reached record margins for the quarter at $23.92 per ton, before eliminations.  This is an improvement of $6.85 per ton over Q1 2023 margins, due to delivering some of our higher price tons in the quarter.  Margins for the quarter were $20.96 after eliminations for coal sold to the Merom Power Plant

II.	Q2 2023 Activity

a.	Cash Flow & Debt

i.	During Q2 2023, our operating cash flow was $18.1 million, and we decreased our bank debt by $1.0 million.

ii.	As of June 30, 2023, our bank debt was $74.2 million, liquidity under the terms of the amended credit agreement was $56.9 million, and our leverage ratio came in at 0.94X, within our covenant of 2.25X.

b.	Coal & Power

i.	Coal Production was 1.7 million tons for the quarter, 0.3 million less than Q1 2023. Approximately 0.3 million tons of that were shipped to the Merom Power Plant.

ii.	Power production was 1.0 million MWh for the quarter. None of the coal shipped to the power plant from Sunrise Coal was burned in Q2.

III.	Solid Forward Sales Position

	2023 (Q3/Q4)	2024	2025
Coal
Priced tons (in millions)	4.0	3.4	1.3
Average price per ton	$57.60	$51.40	$50.00
Contracted coal revenue (in millions)	$230.40	$174.76	$65.00

Committed & unpriced tons (in millions)	-	3.0	4.0
Total contracted tons (in millions)	4.0	6.4	5.3

% Coal Sold	100%	91%	76%

Energy
Contracted MWh (in millions)	0.8	1.6	1.7
Contracted price per MWh	$34.00	$34.00	$34.00
Contracted MWh revenue (in millions)	$27.20	$54.40	$57.80

Capacity
Average monthly capacity accreditation	846	860	860
Average monthly contracted capacity	846	539	300
Average contracted capacity price per MWd	$185	$169	$191
Contracted capacity (in millions)	$28.56	$33.25	$20.91

Percent Capacity Sold	100%	63%	35%

Committed and unpriced tons assume 3.0 million tons will be shipped to the Merom Power Plant in both 2024 and 2025.

Capacity accreditation in 2024 and 2025 is projected to be 860 MW.

LIQUIDITY AND CAPITAL RESOURCES

I.	Liquidity and Capital Resources

a.	As set forth in our condensed consolidated statements of cash flows, cash provided by operations was $44.2 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

i.

Operating margins from coal were $69.9 million, before eliminations, during the first six months of 2023, up from $16.0 million during the first six months of 2022.  Operating margins for coal shipped to the Merom Power Plant were $11.7 million and are eliminated in consolidation.

1.

Our operating margins for coal operations were $20.52 per ton, before eliminations, in the first six months of 2023 compared to $5.37 in the first six months of 2022.  Operating margins were $18.83 after eliminations.  Margins are expected to remain elevated for the remainder of 2023.

2.	We shipped 3.4 million tons of coal in the first six months of 2023, with 0.3 million tons of that being shipped to the Merom Power Plant.

ii.	Operating margins for electric were $39.9 million, with $22.2 million attributed to the amortization of the contract asset and liability adjustments related to the Merom Acquisition in Q4 2022.

b.	Our projected capital expenditure budget for the remainder of 2023 is $37 million, of which approximately one-half is anticipated for maintenance capex.

c.	We paid down debt of $11.0 million in the first half of 2023. As of June 30, 2023, our bank debt was $74.2 million. On August 2, 2023, we executed an amendment to our credit agreement with PNC Bank, National Association (in its capacity as administrative agent, "PNC"), administrative agent for our lenders under our credit agreement. The primary purpose of the amendment was to increase the term debt to $65 million, enter a revolver of $75 million, and extend the maturity of the debt to 2026.

d.	We expect cash from operations generated primarily by our expected higher coal margins in 2023 to fund our capital expenditures and our debt service.

II.	Material Off-Balance Sheet Arrangements

a.	Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. We have recorded the present value of reclamation obligations of $20.7 million, including $7.5 million at Merom, presented as asset retirement obligations (ARO) and accounts payable and accrued liabilities in our accompanying balance sheets. In the event we are not able to perform reclamation, we have surety bonds in place totaling $36.3 million to cover ARO.

CAPITAL EXPENDITURES (capex)

For the first six months of 2023, capex was $30.6 million allocated as follows (in millions):

Oaktown – maintenance capex	$16.2
Oaktown – investment	9.2
Freelandville Mine	1.2
Merom Plant	3.3
Other	0.7
Capex per the Condensed Consolidated Statements of Cash Flows	$30.6

Results of Operations

Presentation of Segment Information (before eliminations)

Our operations are divided into two primary reportable segments:  coal operations and electric operations.  The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as an operating segment, are presented as "Corporate and Other and Eliminations" within the Notes to the Consolidated Financial Statements and primarily are comprised of unallocated corporate costs and activities, including a 50% interest in Sunrise Energy, LLC, a private gas exploration company with operations in Indiana, which we account for using the equity method, and our wholly-owned subsidiary Summit Terminal LLC, a logistics transport facility located on the Ohio River.

Coal Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
OPERATING REVENUES:	$113,098	$65,323	$208,371	$123,660

EXPENSES:
Operating expenses	71,170	49,816	136,870	104,259
Depreciation, depletion and amortization	12,466	11,127	25,741	20,623
Asset retirement obligations accretion	305	250	603	496
Exploration costs	305	215	511	272
General and administrative	2,489	1,987	5,195	3,528
Total operating expenses	86,735	63,395	168,920	129,178

INCOME (LOSS) FROM OPERATIONS	$26,363	$1,928	$39,451	$(5,518)

2023 vs. 2022 (second quarter)

Operating revenues from coal operations increased 73% over 2022 due largely to an increase in the average sales price for coal. As a result, higher-priced contracts sold in the summer of 2022 and delivered in Q2 of 2023 increased our average sales price by over $25 per ton from Q2 2022. We also sold 119,000 additional tons over Q2 2022 at higher average prices.  Operating revenues for Q2 2023 include $23.6 million in sales to the Merom plant which are eliminated in the consolidation, but increased the average price per ton of coal sold for the quarter by approximately 3.4%.

Operating expenses, however, increased $9.69 per ton over Q2 2022. The addition of the higher-cost Freelandville and Prosperity surface mines as well as continued significant inflationary pressures, have elevated the costs.

Depreciation, depletion, and amortization increased by 12%.  Inflationary pressures have also contributed to the higher capital asset additions over the past couple of years contributing to the increase.

General and administrative expenses increased 25% over Q2 2022 due to performance and production bonuses paid and accrued to employees, additional professional fees, and additional IT costs related to enhanced security and compliance activities.

2023 vs. 2022 (first six months)

Operating revenues from coal operations increased 69% over 2022 due largely to an increase in the average sales price for coal. As a result, higher-priced contracts increased our average sales price by over $19 per ton from the first six months of 2022. We also sold 435,000 additional tons over the first six months of 2022 at higher average prices. Operating revenues for the first six months of 2023 include $23.6 million in sales to the Merom plant which are eliminated in the consolidation but increased the average price per ton of coal sold for the first six months by approximately 2.5%.

Operating expenses increased by $4.77 per ton over the first six months of 2022. The addition of the higher-cost Freelandville and Prosperity surface mines as well as continued significant inflationary pressures have elevated the costs.

Depreciation, depletion, and amortization increased by 25% as a significant amount of our assets were depreciated and amortized based on production, which increased approximately 18% over the first six months of 2022.  Inflationary pressures have also contributed to the higher capital asset additions over the past couple of years contributing to the increase.

General and administrative expenses increased 47% over the first six months of 2022 due to performance, production, and discretionary bonuses paid to employees, additional professional fees related to the 2022 audit, and additional IT costs related to enhanced security and compliance activities.

Quarterly coal sales and cost data (in thousands, except per ton and percentage data) are provided below. Per ton calculations below are based on tons sold.

All Mines	3rd 2022	4th 2022	1st 2023	2nd 2023	T4Qs
Tons produced	1,663	1,721	2,006	1,723	7,113
Tons sold	1,705	1,664	1,693	1,714	6,776
Coal sales	$83,563	$84,641	$94,602	$112,171	$374,977
Average price/ton	$49.01	$50.87	$55.88	$65.44	$55.34
Wash plant recovery in %	69%	68%	70%	67%
Operating costs	$63,876	$67,319	$65,700	$71,168	$268,063
Average cost/ton	$37.46	$40.46	$38.81	$41.52	$39.56
Margin	$19,687	$17,322	$28,902	$41,003	$106,914
Margin/ton	$11.55	$10.41	$17.07	$23.92	$15.78
Capex	$15,096	$12,368	$12,639	$14,445	$54,548
Maintenance capex	$6,625	$5,748	$7,778	$9,754	$29,905
Maintenance capex/ton	$3.89	$3.45	$4.59	$5.69	$4.41

All Mines	3rd 2021	4th 2021	1st 2022	2nd 2022	T4Qs
Tons produced	1,440	1,447	1,397	1,762	6,046
Tons sold	2,042	1,554	1,377	1,595	6,568
Coal sales	$79,036	$64,388	$57,010	$64,161	$264,595
Average price/ton	$38.71	$41.43	$41.40	$40.23	$40.29
Wash plant recovery in %	73%	70%	67%	71%
Operating costs	$67,694	$54,583	$54,443	$50,776	$227,496
Average cost/ton	$33.15	$35.12	$39.54	$31.83	$34.64
Margin	$11,342	$9,805	$2,567	$13,385	$37,099
Margin/ton	$5.55	$6.31	$1.86	$8.39	$5.65
Capex	$7,238	$9,975	$9,082	$13,821	$40,116
Maintenance capex	$2,324	$3,302	$4,481	$7,600	$17,707
Maintenance capex/ton	$1.14	$2.12	$3.25	$4.76	$2.70

Electric Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
OPERATING REVENUES:	$71,103	$—	$163,597	$—

EXPENSES:
Operating expenses	55,996	—	123,678	—
Depreciation, depletion and amortization	4,675	—	9,350	—
Asset retirement obligations accretion	156	—	309	—
General and administrative	1,020	—	2,299	—
Total operating expenses	61,847	—	135,636	—

INCOME FROM OPERATIONS	$9,256	$—	$27,961	$—

A comparative discussion is not relevant as the Electric Operations did not begin until the Merom Acquisition was completed in October 2022.

Operating revenue is derived from a power purchase agreement signed with Hoosier in conjunction with the Merom Acquisition at fixed prices below market prices at the date we closed the transaction.  The power purchase agreement expires in 2025 and requires us to provide a fixed amount of power over the term of the agreement.  As a result of the below-market contract, we recorded a contract liability at the close of the acquisition totaling $184.5 million that will be amortized over the term of the agreement as the contract is fulfilled.  For the quarter ended three and six months ended June 30, 2023, we recorded $19.6 million and $52.9 million, respectively, of revenue as a result of amortizing the contract liability.

Operating expenses include coal purchased under an agreement signed with Hoosier in conjunction with the Merom acquisition at fixed prices which were below market prices at the date we entered into the agreement.  The coal purchase agreement expired in May 2023 that required us to purchase a fixed amount of coal over the term of the agreement.  As a result of the below-market contract, we recorded a contract asset at the close of the acquisition totaling $34.3 million that was amortized over the term of the agreement as the contract was fulfilled.  For the three and six months ended June 30, 2023, we recorded $13.0 million and $30.7 million in additional operating expenses for coal purchased and used and a reduction of $6.8 million and $11.2 million, respectively, to inventory for coal purchased and unused as a result of amortizing the contract asset, thereby eliminating the remaining balance of the contract asset as of June 30, 2023.

Quarterly electric sales and cost data (in thousands, except per MWh data) are provided below.  Fixed costs in the table are considered "non-GAAP" and are a component of operating expenses, the most comparable GAAP measure. We consider fixed costs to be costs associated with the plant whether or not the plant is in operation.

	1st 2023	2nd 2023	2023
MWh sold	1,262	1,043	2,305
Capacity revenue	$15,970	$17,155	$33,125
Delivered energy and PPA revenue	76,422	53,862	130,284
Total electric sales	92,392	71,017	163,409
Less amortization of contract liability	(33,347)	(19,555)	(52,902)
Total electric sales less amortization of contract liability	$59,045	$51,462	$110,507
Average price/MWh of delivered energy and PPA revenue less amortization of contract liability	$34.13	$32.89	$33.57

Operating expenses	$67,682	$55,996	$123,678
Less fixed costs	(12,807)	(11,693)	(24,500)
Less amortization of contract asset	(17,778)	(12,962)	(30,740)
Operating expenses less fixed costs and amortization of contract asset	$37,097	$31,341	$68,438
Average variable cost/MWh of operating expenses less fixed costs and amortization of contract asset	$29.40	$30.05	$29.69

Energy and PPA margin less fixed costs and amortization of contract asset and liabilities	$5,978	$2,966	$8,944
Energy & PPA margin/MWh less fixed costs amortization of contract asset and liabilities	$4.74	$2.84	$3.88

Presentation of Consolidated Information

EARNINGS (LOSS) PER SHARE

	3rd 2022	4th 2022	1st 2023	2nd 2023
Basic	$0.05	$0.91	$0.67	$0.51
Diluted	$0.05	$0.83	$0.61	$0.47

	3rd 2021	4th 2021	1st 2022	2nd 2022
Basic	$0.26	$(0.25)	$(0.33)	$(0.11)
Diluted	$0.26	$(0.25)	$(0.33)	$(0.11)

INCOME TAXES

Our effective tax rate (ETR) is estimated at ~11% and ~(2)% for the six months ended June 30, 2023, and 2022, respectively.  For the six months ended June 30, 2023, and 2022, we recorded income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items, and statutory rates in states in which we operate. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis and changes in the valuation allowance. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

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

The reserve estimates are used in the depreciation, depletion, and amortization calculations and our internal cash flow projections. If these estimates turn out to be materially under or over-stated, our depreciation, depletion and amortization expense, and impairment test may be affected.  The process of estimating reserves is complex, requiring significant judgment in the evaluation of all available geological, geophysical, engineering, and economic data.  The reserve estimates are prepared by professional engineers, both internal and external, and are subject to change over time as more data becomes available.  Changes in the reserves estimates from the prior year were nominal.

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

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2023, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.  MINE SAFETY DISCLOSURES

See Exhibit 95.1 to this Form 10-Q for a listing of our mine safety violations.

ITEM 6.  EXHIBITS

Exhibit No.	Document
10.1	Amendment and Restated Loan Agreement dated August 2, 2023
31.1	SOX 302 Certification - Chief Executive Officer
31.2	SOX 302 Certification - Chief Financial Officer
31.3	SOX 302 Certification - Chief Accounting Officer
32	SOX 906 Certification
95.1	Mine Safety Disclosures
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: August 7, 2023	/S/ LAWRENCE D. MARTIN
Lawrence D. Martin, CFO

Date: August 7, 2023	/S/ R. TODD DAVIS
R. Todd Davis, CAO