Form 10-K/A
period 2022-12-31
HALLADOR ENERGY CO
filed 2023-11-01
CIK 788965

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See the definitions of "Large accelerated filer," "accelerated filer", "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
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

As of March 16, 2023, we had 32,982,605 shares outstanding. Our Annual Meeting of Shareholders will be held on June 1, 2023, in Terre Haute, IN.

Auditor Name	Auditor Location	Auditor Firm Id
GRANT THORNTON LLP	Tulsa, Oklahoma	248

EXPLANATORY NOTE

Hallador Energy Company (the “Company”) is filing this Form 10-K/A (Amendment No. 1) (the “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “Original Report”), to amend the disclosure contained in Items 7 and 15 of the Original Report pursuant to correspondence with the staff (the “Staff”) of the SEC in connection with the Staff’s review of the Original Report, including the Staff’s review of property disclosure requirements for registrants engaged in mining operations. The following items were impacted by these amended disclosures:

•	Item 7 of the Original Report has been amended to (i) add a summary paragraph of all Mining Properties with appropriate references to the Technical Report Summary (as defined below), with the accompanying map of all Mining Properties; (ii) include additional disclosures of the Company’s mineral reserve estimates by incorporating by reference certain sections of the Technical Report Summary; (iii) revise certain of the disclosures of mineralization under “Other Properties” (specifically, to remove the 1.0 million controlled saleable tons for the Ace in the Hole Mine #2, the 0.3 million tons of low sulfur coal at Prosperity, and the 1.7 million tons of saleable coal with an additional 0.6 million available at Freelandville); and (iv) add disclosure of the Company’s internal controls used in reserve estimates.

•	Item 15 of the Original Report has been amended to contain: (i) currently dated certifications from the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as required by Securities Exchange Act Rule 13a-14(a) and 13a-14(b), attached as Exhibits 31.1, 31.2 and 32.1 to this Form 10-K/A; (ii) an updated Technical Report Summary from John T. Boyd Company dated October 2023 in accordance with Subpart 1300 of Regulation S-K (Coal Resources and Coal Reserves, Oaktown Mining Complex, Indiana and Illinois) attached as Exhibit 99.1 to this Form 10-K/A (the “Technical Report Summary”), together with a consent of the qualified person author (John T. Boyd Company) to such Technical Report Summary attached as Exhibit 23.3; and (iii) a letter, dated February 10, 2023, from John T. Boyd Company providing an update of estimated coal reserves at the Oaktown Mining Complex as of December 31, 2022, attached as Exhibit 99.2 to this Form 10-K/A.

This Form 10-K/A sets forth only those Items of the Company’s Annual Report that have been amended since the filing of the Original Report, as set forth above.  Other than these amendments, none of the disclosure contained in any other Item of the Original Report has been amended, updated or otherwise revised.  For the avoidance of doubt, the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2022 as included in the Original Report have not been restated or amended in any manner. Furthermore, none of the Items, including the amendments to Items 7 and 15 as noted above, have been amended, updated or otherwise revised to reflect material subsequent events occurring after the filing date of the Original Report on March 16, 2023.  Such subsequent matters are or will be addressed in subsequent reports filed by the Company with the SEC.

TABLE OF CONTENTS

Page

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

PART IV

Item 15.	Exhibits and Financial Statement Schedules	19

PART II

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

Internal Controls Disclosure

The preparation of coal reserve and resource estimates is conducted by independent individuals who are by virtue of their education, experience and professional association considered qualified persons (as defined in SEC rules). Company personnel meet on an annual basis with the independent qualified person to provide updates to the reserve and resource estimates. Company personnel review the work of the qualified person to ensure such work is prepared in accordance with applicable rules and regulations and that the data and assumptions provided were properly applied to the final reserve and resource model. The Company’s engineering personnel ensure estimates are based on current mine plans, incorporate the most recent drilling and lab data, properly reflect changes in permitting status, consider known encumbrances, and are consistent with operating knowledge and expectations in terms of mining methods, recovery rates, minimum seam heights or maximum strip ratios, and saleable qualities.

An American National Standards Institute-certified third-party laboratory is utilized to support reserve and resource estimates. The laboratory follows standard sample preparation, security and environmental procedures. In addition, the Company’s qualified person performs independent data verification procedures to ensure data is of sufficient quantity and reliability to reasonably support the coal reserve and resource estimates.

Estimates of any mineral reserve and resources are always subject to a degree of uncertainty. The level of confidence that can be applied to a particular estimate is a function of, among other things, the amount, quality, and completeness of exploration data; geological complexity of the deposit; and economic, legal, social and environmental factors associated with mining the reserve/resource. The Company’s current coal reserves and resource estimates are based on the best information available and are subject to updates as conditions change. Also refer to Item 1A. Risk Factors for discussion of risks associated with the estimates of the Company’s reserves and resources.

Summary of All Mining Properties

The Company has six total mining properties. These properties are the Oaktown Mining Complex, which is comprised of Oaktown Fuels No. 1 Mine and Oaktown Fuels No. 2 Mine, the Ace in the Hole Mine, the Ace in the Hole Mine #2 Reserves, Prosperity, and Freelandville. The Oaktown Fuels No. 1 Mine is an underground mine in the Illinois Basin located near Oaktown in Knox County, Indiana. Oaktown Fuels No. 1 Mine utilizes continuous mining units operating in room and pillar mining techniques to produce high-sulfur coal. The Oaktown Fuels No. 2 Mine is an underground mine in the Illinois Basin located near Oaktown in Knox County, Indiana. The Oaktown Fuels No. 2 Mine utilizes continuous mining units operating in room and pillar mining techniques to produce high-sulfur coal. The preparation plant at the Oaktown Mine Complex has a throughput capacity of 1,600 tons of raw coal per hour. Freelandville is a surface mine in the Illinois Basin located near Freelandville in Knox County, Indiana. Freelandville utilizes surface mining techniques to produce high-sulfur coal from as many as three seams. The coal is trucked to the Carlisle Washplant for washing before being shipped by rail at the Carlisle loadout, by truck to other Sunrise Coal logistic facilities or directly to customers. Prosperity is a surface mine in the Illinois Basin located near Petersburg in Pike County, Indiana. Prosperity utilizes surface mining techniques to produce low-sulfur coal. The low-sulfur coal is trucked to the Oaktown Complex and other Sunrise Coal logistic facilities where it is blended with coal from the Oaktown Mines. Ace in the Hole Mine is now depleted. Ace in the Hole Mine #2 Reserves is a leased coal reserve being held for potential future development and is not in production.

These properties and further summaries concerning property description, purpose, property overview, geology, background, processing operations, mine infrastructure, and market analysis can be found and are hereby incorporated by reference from Sections 1.1, 1.2, 1.3, 1.6, 2.1, 3, 4, 5, 6, 7.1, 7.3, 7.4, 8, 9, and 10 from the October 2023 Technical Report Summary prepared by the John T. Boyd Company, attached as Exhibit 99.1 to this Form 10-K/A.

The following figure shows the general location of All Mining Properties discussed above:

Individual Mining Properties

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

Internal qualified person(s) have estimated the Company’s mineral reserves and mineral resources based on geologic data, coal ownership (control) information, and current and/or proposed operating plans.  Periodic updates occur to mineral reserve and mineral resource estimates attributable to revised mine plans, new exploration data, depletion from coal production, property acquisitions or dispositions, and/or other geologic or mining data.  Sunrise’s estimates of mineral reserves are proven and probable reserves that could be extracted or produced at the time of the reserve determination, economically, legally, and after considering all material modifying factors.  Modifications or updates of the estimates of the Company’s mineral reserves is limited to qualified geologists and mining engineers.  All modifications or updates of the estimates of recoverable coal reserves are documented.  The John T. Boyd Company, a qualified person firm, has assessed the Company’s estimates of mineral reserves and mineral resources and supporting information.  Based upon the review, John T. Boyd Company provided modification to the Company’s estimates of mineral reserves where warranted.

The information that follows is derived, for the most part, from, and in some instances is extracted from, the Oaktown Mining Complex technical report summary (“TRS”) from John T. Boyd Company dated October, 2023 in accordance with Subpart 1300 of Regulation S-K (Coal Resources and Coal Reserves, Oaktown Mining Complex) attached hereto as Exhibit 99.1 to this Form 10-K/A; and a letter, dated February 10, 2023, from John T. Boyd Company providing an update of estimated coal reserves at the Oaktown Mining Complex as of December 31, 2022, attached as Exhibit 99.2 to this Form 10-K/A.  The Oaktown Mining Complex is the Company’s individually material property.  Sections of the following information provided herein do not fully describe assumptions, qualifications, and procedures.  Reference should be made to the full text of the TRS which is made a part of this Annual report on Form 10-K and incorporated hereby by reference.  The Oaktown Mining Complex TRS was prepared by the John T. Boyd Company in compliance with the Item 60(b)(96) and subpart 1300 of Regulation S-K.

The Company hereby incorporates by reference Section 6.3 “Coal Reserves” from the TRS, attached as Exhibit 99.1 to this Form 10-K/A, as to the mineral price, cut-off grade, and metallurgical recovery factors utilized in John T. Boyd Company’s preparation of the mineral reserve estimates. The Company hereby incorporates the letter, dated February 10, 2023, from John T. Boyd Company, attached as Exhibit 99.2 to this Form 10-K/A, providing an update of the Company's mineral reserves at the Oaktown Mining Complex as of December 31, 2022 and including a comparison of the Company’s mineral reserves at the Oaktown Mining Complex as of December 31, 2022 and as of December 31, 2021. The following table provides a summary of all of the Company’s mineral reserves determined by the John T. Boyd Company as of the end of the fiscal year ended December 31, 2022:

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

Oaktown Fuels No. 1 Mine

As of December 31, 2022, the assigned and accessible reserve base for the Oaktown Fuels No. 1 Mine contains 36.7 million tons of recoverable Indiana V seam coal, of which 36.7 million tons are currently permitted.  The reserve contains saleable tons which average heating content of approximately 11,522 Btu per pound with approximately 6.1 pounds of sulfur dioxide per MMBtu on an as-received basis.  Access to the Oaktown Fuels No. 1 Mine is via a 90-foot-deep box cut and a 2,200-foot slope, which facilitates the egress of coals being mined in excess of 375 feet below the surface.  Since beginning first commercial coal production in 2009, the mine workings have substantially grown, and an additional mine access (elevator) was constructed for employee and supply ingress/egress closer to the active production faces.

Oaktown Fuels No. 2 Mine

As of December 31, 2022, the assigned and accessible reserve base for the Oaktown Fuels No. 2 Mine contains 29.7 million tons of recoverable Indiana V seam coal, of which 23.8 million tons are currently permitted.  The reserve contains saleable tons which average heating content of approximately 11,534 Btu per pound with approximately 5.7 pounds of sulfur dioxide per MMBtu on an as-received basis.  Access to the Oaktown Fuels No. 2 Mine is via an 80-foot-deep box cut and 2,600-foot slope, which facilitates the egress of coals being mined in excess of 400 feet below the surface.  Since beginning first commercial coal production in 2013 the mines workings have substantially grown and, during 2021, an additional mine access (elevator) has been constructed for employee and supply ingress/egress closer to the active production faces.

Tonnages are reported on a clean recoverable basis with average long-term pricing based on available third-party forecasts and historical pricing adjusted for quality at the end of 2022, with the coal sales price estimated over the life of the reserve averaging approximately $47 (ranging from $42.50 to $64 per short ton), which are the coal sales prices used by John T. Boyd Company to estimate the amount of coal mineral reserves for the Oaktown Fuels No. 1 Mine and Oaktown No. 2 Mine as listed above. Coal sales prices vary based on coal quality, access to transportation, and other factors at each location. All reserves are classified as underground mineable in the production stage.

The Company hereby incorporates by reference the TRS, attached as Exhibit 99.1 to this Form 10-K/A, including Section 6.3 thereof titled “Coal Reserves”, as to the recoverable coal reserves reported above for the Oaktown Fuels No. 1 Mine and Oaktown No. 2 Mine; and (ii) letter, dated February 10, 2023, from John T. Boyd Company, attached as Exhibit 99.2 to this Form 10-K/A, providing an update of the Company's mineral reserves at the Oaktown Mining Complex as of December 31, 2022 and including a comparison of the Company’s mineral reserves at the Oaktown Mining Complex as of December 31, 2022 and as of December 31, 2021.

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

Ace in the Hole Mine (Ace) (surface) - Assigned

Ace in the Hole Mine is now depleted. Remaining inventory of coal and base is scheduled to be moved to our Carlisle and Oaktown wash plants in early 2023. Reclamation will resume in the Spring of 2023. We expect Phase 1 reclamation should be substantially complete by the end of 2023.

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

We paid down debt of $26.5 million in 2022. As of December 31, 2022, our bank debt was $85.2 million. On March 13, 2023, we executed an amendment to our credit agreement with PNC Bank, National Association (in its capacity as administrative agent, "PNC"), administrative agent for our lenders under our credit agreement. The primary purpose of the amendment is to convert $35 million of the revolver into a new term loan with a maturity of March 31, 2024 (with principal payments of $10.0 million due by June 30, 2023; $10.0 million by September 30, 2023; $10.0 million by December 31, 2023, and $5.0 million by March 31, 2024), and extend the maturity date of the revolver to May 31, 2024.  The effect of the amendment on our future cash flow is to extend the maturity date of $44.7 million of our outstanding debt as of December 31, 2022 to May 2024. In addition, the amendment reduced the total capacity under the revolver to $85.0 million (previously $120 million).  Subsequent to the amendment, the current portion of our outstanding debt as of December 31, 2022, is $35.5 million.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Item 8 for an index of our financial statements.

Our exhibit index is as follows:

3.1	Second Restated Articles of Incorporation of Hallador Energy Company effective December 24, 2009 (1)
3.2	By-laws of Hallador Energy Company, effective December 24, 2009 (2)
4.1	Description of Securities (3)
10.1	2009 Stock Bonus Plan (4)
10.2	Third Amended and Restated Credit Agreement dated May 21, 2018 (5)
10.3	Second Amendment to the Third Amended and Restated Credit Agreement and Waiver dated September 30, 2019 (6)
10.4	Third Amendment to the Third Amended and Restated Credit Agreement and Waiver (7)
10.5	Sixth Amendment to the Third Amended and Restated Credit Agreement dated March 25, 2022 (10)
10.	Seventh Amendment to the Third Amended and Restated Credit Agreement dated May 20, 2022 (12)
10.6	Eighth Amendment to the Third Amended and Restated Credit Agreement dated August 5, 2022 (14)
10.7	Ninth Amendment to the Third Amended and Restated Credit Agreement dated September 28, 2022 (16)
10.8	Tenth Amendment to the Third Amended and Restated Credit Agreement dated March 13, 2023†
10.9	US SBA Loan (PPP) dated April 16, 2020 (7).
10.10	Amended and Restated Hallador Energy Company 2008 Restricted Stock Unit Plan (8)
10.11	Form of Hallador Energy Company Restricted Stock Unit Issuance Agreement** (8)
10.12	Hallador Energy Company 2020 Compensation Plan adopted March 5, 2020** (2)
10.13	2022 Executive Officer Compensation Plan**(17)
10.14	Asset and Purchase Agreement dated February 14, 2022 (9)
10.15	Hallador Energy Company Unsecured Convertible Promissory Note dated May 2, 2022 - Charles R. Wesley, IV Revocable Trust U/A dated October 30, 2020 (11)
10.16	Hallador Energy Company Unsecured Convertible Promissory Note dated May 2, 2022 - Lubar Opportunities Fund I, LLC (11)
10.17	Hallador Energy Company Unsecured Convertible Promissory Note - dated May 2, 2022 - NextG Partners LLC (11)
10.18	Hallador Energy Company Unsecured Convertible Promissory Note - dated May 2, 2022 - Hallador Alternative Asset Fund, LLC (11)
10.19	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20, 2022 - NextG Partners, LLC (12)
10.20	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20, 2022 - Hallador Alternative Asset Fund, LLC (12)
10.21	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20, 2022, - Lubar Opportunities Fund I, LLC (12)
10.22	Hallador Energy Company Unsecured Convertible Promissory Note dated May 20, 2020 - Murchison Capital Partners, LP (12)
10.21	Hallador Energy Company Convertible Note Purchase Agreement dated July 29, 2022 (13)
10.23	Hallador Energy Company Unsecured Convertible Promissory Note dated July 29, 2022 - Lubar Opportunities Fund I LLC (13)
10.24	Hallador Energy Company Unsecured Convertible Promissory Note dated August 8, 2022 - Lubar Opportunities Fund I, LLC (14)
10.25	Hallador Energy Company Unsecured Convertible Promissory Note dated August 8, 2022 - Hallador Alternative Assets Fund, LLC (14)
10.26	Hallador Energy Company Unsecured Convertible Promissory Note dated August 12, 2022 - ALJ (15)
14.1	Code of Ethics for Senior Officers (18)
21.1	List of Subsidiaries†
23.1	Consent of Grant Thornton LLP†
23.2	Consent of Plante & Moran, PLLC†
23.3	Consent of John T. Boyd Company*
31.1	SOX 302 Certification - President and CEO*
31.2	SOX 302 Certifications - CFO*
31.3	SOX 302 Certifications - CAO*
32	SOX 906 Certification*
95	Mine Safety Disclosure†

99.1	Technical Report Summary (Coal Resources and Coal Reserves, Oaktown Mining Complex), dated October 2023*
99.2	Letter from Boyd and Company, dated February 10, 2023*

101.INS	Inline XBRL Instance Document†
101.SCH	Inline XBRL Schema Document†
101.CAL	Inline XBRL Calculation Linkbase Document†
101.LAB	Inline XBRL Labels Linkbase Document†
101.PRE	Inline XBRL Presentation Linkbase Document†
101.DEF	Inline XBRL Definition Linkbase Document†
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1)	IBR to Form 8-K dated December 31, 2009
(2)	IBR to Form 10-K/A amendment 1, filed June 12, 2020
(3)	IBR to Form 10-K filed March 9, 2020
(4)	IBR to Form S-8 dated December 1, 2009
(5)	IBR to Form 10-Q filed August 6, 2018
(6)	IBR to Form 10-Q filed November 4, 2019
(7)	IBR to Form 10-Q filed May 11, 2020
(8)	IBR to Form DEF 14A dated April 11, 2017
(9)	IBR to Form 8-K/A filed February 18, 2022
(10)	IBR to Form 10-K filed March 28, 2022
(11)	IBR to Form 8-K filed May 6, 2022
(12)	IBR to Form 10-Q filed May 23, 2022
(13)	IBR to Form 8-K filed August 4, 2022
(14)	IBR to Form 8-K dated August 11, 2022
(15)	IBR to Form 10-Q filed August 15, 2022
(16)	IBR to Form 8-K filed October 4, 2022
(17)	IBR to Form 10-Q filed November 14, 2022
(18)	IBR to Form 10KSB dated April 14, 2006
*	Filed herewith.

**    Management Agreements

†       Previously filed as an exhibit to the Original 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: November 1, 2023	/s/ Lawrence D. Martin
Lawrence D. Martin, CFO

/s/ R. Todd Davis
Date: November 1, 2023	R. Todd Davis, CAO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Hardie
David Hardie	Director	November 1, 2023

/s/ Bryan Lawrence
Bryan Lawrence	Director	November 1, 2023

/s/ Brent Bilsland
Brent Bilsland	Board Chairman, President and CEO	November 1, 2023

/s/ Steven Hardie
Steven Hardie	Director	November 1, 2023

/s/ Charles Ray Wesley IV
Charles Ray Wesley IV	Director	November 1, 2023