Form 10-Q
period 2023-09-30
HALLADOR ENERGY CO
filed 2023-11-06
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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

As of November 3, 2023, we had 33,142,403 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,573	$3,009
Restricted cash	4,143	3,417
Accounts receivable	20,692	29,889
Inventory	23,749	49,796
Parts and supplies	37,012	28,295
Contract asset - coal purchase agreement	—	19,567
Prepaid expenses	4,158	4,546
Total current assets	92,327	138,519
Property, plant and equipment:
Land and mineral rights	115,486	115,595
Buildings and equipment	572,885	534,129
Mine development	153,240	140,108
Total property, plant and equipment	841,611	789,832
Less - accumulated depreciation, depletion and amortization	(358,944)	(309,370)
Total property, plant and equipment, net	482,667	480,462
Investment in Sunrise Energy	3,038	3,988
Other assets	7,154	7,585
Total Assets	$585,186	$630,554
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net	$21,188	$33,031
Accounts payable and accrued liabilities	76,602	82,972
Deferred revenue	25,712	35,485
Contract liability - power purchase agreement and capacity payment reduction	48,087	88,114
Total current liabilities	171,589	239,602
Long-term liabilities:
Long-term bank debt, excluding current maturities, net	36,482	49,713
Convertible note payable	10,000	10,000
Convertible notes payable - related party	9,000	9,000
Deferred income taxes	12,244	4,606
Asset retirement obligations	16,348	17,254
Contract liability - power purchase agreement	55,439	84,096
Other	2,395	1,259
Total long-term liabilities	141,908	175,928
Total liabilities	313,497	415,530
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized; 33,142 and 32,983 issued and outstanding, as of September 30, 2023 and December 31, 2022, respectively	332	330
Additional paid-in capital	120,410	118,788
Retained earnings	150,947	95,906
Total stockholders’ equity	271,689	215,024
Total liabilities and stockholders’ equity	$585,186	$630,554

See accompanying notes to the condensed consolidated financial statements.

Hallador Energy Company

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
SALES AND OPERATING REVENUES:
Coal sales	$97,420	$83,562	$280,596	$204,733
Electric sales	67,403		$230,812	—
Other revenues	945	1,522	3,888	5,187
Total revenue	165,768	85,084	515,296	209,920
EXPENSES:
Operating expenses	119,042	64,557	367,983	170,552
Depreciation, depletion and amortization	16,230	11,187	51,375	31,882
Asset retirement obligations accretion	468	255	1,380	751
Exploration costs	171	121	682	393
General and administrative	6,054	3,569	18,596	10,440
Total operating expenses	141,965	79,689	440,016	214,018

INCOME (LOSS) FROM OPERATIONS	23,803	5,395	75,280	(4,098)

Interest expense (1)	(3,030)	(3,355)	(10,470)	(7,476)
Loss on extinguishment of debt	(1,491)	—	(1,491)	—
Equity method investment (loss) income	(177)	168	(325)	506
NET INCOME (LOSS) BEFORE INCOME TAXES	19,105	2,208	62,994	(11,068)

INCOME TAX EXPENSE (BENEFIT):
Current	(178)	—	315	—
Deferred	3,208	596	7,638	840
Total income tax expense	3,030	596	7,953	840

NET INCOME (LOSS)	$16,075	$1,612	$55,041	$(11,908)

NET INCOME (LOSS) PER SHARE:
Basic	$0.49	$0.05	$1.66	$(0.38)
Diluted	$0.44	$0.05	$1.52	$(0.38)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	33,140	32,983	33,088	31,727
Diluted	36,848	33,268	36,748	31,727

(1) Interest Expense:
Interest on bank debt	$2,006	$2,133	$6,316	$5,555
Other interest	422	227	1,316	285
Amortization and swap-related interest:
Payments on interest rate swap, net of changes in value	—	—	—	(867)
Amortization of debt issuance costs	602	995	2,838	2,503
Total amortization and swap related interest	602	995	2,838	1,636
Total interest expense	$3,030	$3,355	$10,470	$7,476

See accompanying notes to the condensed consolidated financial statements.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$55,041	$(11,908)
Deferred income taxes	7,638	840
Equity loss (income) – Sunrise Energy	325	(506)
Cash distribution - Sunrise Energy	625	—
Depreciation, depletion, and amortization	51,375	31,882
Loss (gain) on sale of assets	78	(367)
Change in fair value of interest rate swaps	—	(867)
Loss on extinguishment of debt	1,491	—
Amortization of debt issuance costs	2,838	2,503
Asset retirement obligations accretion	1,380	751
Cash paid on asset retirement obligation reclamation	(2,286)	(2,483)
Stock-based compensation	2,774	230
Provision for loss on customer contracts	—	159
Amortization of contract asset and contract liabilities	(32,444)	—
Other	914	943
Change in operating assets and liabilities:
Accounts receivable	9,197	(3,160)
Inventory	14,874	(6,035)
Parts and supplies	(8,717)	(4,975)
Prepaid expenses	1,116	(2,390)
Accounts payable and accrued liabilities	(11,419)	9,318
Deferred revenue	(15,273)	—
Cash provided by operating activities	79,527	13,935
INVESTING ACTIVITIES:
Capital expenditures	(48,746)	(38,344)
Proceeds from sale of equipment	62	758
Cash used in investing activities	(48,684)	(37,586)
FINANCING ACTIVITIES:
Payments on bank debt	(56,463)	(35,713)
Borrowings of bank debt	33,000	37,700
Issuance of convertible note	—	11,000
Issuance of related party convertible notes payable	—	18,000
Debt issuance costs	(5,940)	(2,097)
Distributions to redeemable noncontrolling interests	—	(585)
Taxes paid on vesting of RSUs	(1,150)	—
Cash (used in) provided by financing activities	(30,553)	28,305
Increase in cash, cash equivalents, and restricted cash	290	4,654
Cash, cash equivalents, and restricted cash, beginning of period	6,426	5,829
Cash, cash equivalents, and restricted cash, end of period	$6,716	$10,483
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CONSIST OF THE FOLLOWING:
Cash and cash equivalents	$2,573	$7,000
Restricted cash	4,143	3,483
	$6,716	$10,483

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8,069	$4,791
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Change in capital expenditures included in accounts payable and prepaid expense	$3,214	$2,396
Convertible notes payable and related party convertible notes payable converted to common stock	$—	$10,000

See accompanying notes to the condensed consolidated financial statements.

 Hallador Energy Company

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, June 30, 2023	33,137	$332	$119,678	$134,872	$254,882
Stock-based compensation	—	—	773	—	773
Stock issued on vesting of RSUs	10	—	—	—	—
Taxes paid on vesting of RSUs	(5)	—	(41)	—	(41)
Net income	—	—	—	16,075	16,075
Balance, September 30, 2023	33,142	$332	$120,410	$150,947	$271,689

Balance, December 31, 2022	32,983	$330	$118,788	$95,906	$215,024
Stock-based compensation	—	—	2,774	—	2,774
Stock issued on vesting of RSUs	285	3	(3)	—	—
Taxes paid on vesting of RSUs	(126)	(1)	(1,149)	—	(1,150)
Net income	—	—	—	55,041	55,041
Balance, September 30, 2023	33,142	$332	$120,410	$150,947	$271,689

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, June 30, 2022	32,983	$330	$114,212	$64,281	$178,823
Stock-based compensation	—	—	122	—	122
Cancellation of redeemable noncontrolling interests	—	—	3,415	—	3,415
Net income	—	—	—	1,612	1,612
Balance, September 30, 2022	32,983	$330	$117,749	$65,893	$183,972

Balance, December 31, 2021	30,785	$308	$104,126	$77,801	$182,235
Stock-based compensation	—	—	230	—	230
Cancellation of redeemable noncontrolling interests	—	—	3,415	—	3,415
Stock issued on redemption of convertible note	232	2	998	—	1,000
Stock issued on redemption of related party convertible notes	1,966	20	8,980	—	9,000
Net loss	—	—	—	(11,908)	(11,908)
Balance, September 30, 2022	32,983	$330	$117,749	$65,893	$183,972

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

The results of operations and cash flows for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2023.

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

The Coal Operations reportable segment includes current operating mining complexes Oaktown 1 and 2 underground mines, Prosperity surface mine, Freelandville surface mine, and Carlisle wash plant.

The Electric Operations reportable segment includes electric power generation facilities of the Merom Power Plant.

(2)	LONG-LIVED ASSET IMPAIRMENTS

Long-lived assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable.  For the three and nine-month periods ended September 30, 2023 and for the three and nine-month periods ended September 30, 2022, no impairment charges were recorded for long-lived assets.

(3)	INVENTORY

Inventory is valued at a lower of average cost or net realizable value (NRV).  As of September 30, 2023, and December 31, 2022, coal inventory includes NRV adjustments of $1.1 million and $4.9 million, respectively.

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

Bank debt was reduced by $23.5 million during the nine months ended September 30, 2023.  Under the terms of the August 2, 2023 amendment, bank debt is comprised of term debt ($61.8 million as of September 30, 2023) and a $75 million revolver ($0.0 million borrowed as of September 30, 2023).  The term debt requires payments of $3.3 million each quarter, which commenced in September 2023, increasing to $6.5 million in March 2024 through maturity. Our debt is recorded at amortized cost, which approximates fair value due to the variable interest rates in the agreement and is collateralized primarily by our assets.

Liquidity

As of September 30, 2023, we had an additional borrowing capacity of $63.8 million and total liquidity of $66.4 million.  Our additional borrowing capacity is net of $11.2 million in outstanding letters of credit as of September 30, 2023, that were required to maintain surety bonds.  Liquidity consists of our additional borrowing capacity and cash and cash equivalents.

Fees

Unamortized bank fees and other costs incurred in connection with the initial facility and subsequent amendments totaled $2.5 million as of December 31, 2022. Additional costs incurred with the March 13, 2023 and August 2, 2023 amendments totaled $1.6 million and $4.3 million, respectively.  During the three and nine months ended September 30, 2022, we recognized a loss on extinguishment of debt of $1.5 million for the write-off of unamortized loan fees related to the August 2, 2023 amendment to our credit agreement, which was accounted for as a debt extinguishment. The remaining costs were deferred and are being amortized over the term of the loan. Unamortized costs as of September 30, 2023, and December 31, 2022, were $4.1 million and $2.5 million, respectively.

Bank debt, less debt issuance costs, is presented below (in thousands):

	September 30,	December 31,
	2023	2022
Current bank debt	$22,750	$35,500
Less unamortized debt issuance cost	(1,562)	(2,469)
Net current portion	$21,188	$33,031

Long-term bank debt	$39,000	$49,713
Less unamortized debt issuance cost	(2,518)	—
Net long-term portion	$36,482	$49,713

Total bank debt	$61,750	$85,213
Less total unamortized debt issuance cost	(4,080)	(2,469)
Net bank debt	$57,670	$82,744

Covenants

The credit facility includes a Maximum Leverage Ratio (consolidated funded debt/trailing twelve months adjusted EBITDA), calculated as of the end of each fiscal quarter for the trailing twelve months, not to exceed the amounts below:

Fiscal Periods Ending	Ratio
September 30, 2023, and each fiscal quarter thereafter	2.25 to 1.00

As of September 30, 2023, our Leverage Ratio of 0.71 was in compliance with the 2.25 covenant defined in the credit agreement.

The credit facility requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA/annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.25 to 1.00 through the credit facility's maturity.

 As of September 30, 2023, our Debt Service Coverage Ratio of 3.75 was in compliance with the requirements of the credit agreement.

As of September 30, 2023, we were in compliance with all other covenants defined in the credit agreement.

Interest Rate

The interest rate on the facility ranges from SOFR plus 4.00% to SOFR plus 5.00%, depending on our Leverage Ratio.  As of  September 30, 2023, we are paying SOFR plus 4.25% on the outstanding bank debt.

(5)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (in thousands)

	September 30,	December 31,
	2023	2022
Accounts payable	$52,491	$62,306
Accrued property taxes	3,008	1,917
Accrued payroll	7,373	5,933
Workers' compensation reserve	4,130	3,440
Group health insurance	2,300	2,250
Asset retirement obligation - current portion	3,580	3,580
Other	3,720	3,546
Total accounts payable and accrued liabilities	$76,602	$82,972

(6)	REVENUE

Revenue from Contracts with Customers

We account for a contract with a customer when the parties have approved the contract and are committed to performing their respective obligations, the rights of each party are identified, payment terms are identified, the contract has commercial substance, and it is probable substantially all the consideration will be collected. We recognize revenue when we satisfy a performance obligation by transferring control of a good or service to a customer.

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

Electric operations

The Company concluded that for a Power Purchase Agreement (“PPA”) that is not determined to be a lease or derivative, the definition of a contract and the criteria in ASC 606, Revenue from Contracts with Customers ("ASC 606"), is met at the time a PPA is executed by the parties, as this is the point at which enforceable rights and obligations are established. Accordingly, the Company concluded that a PPA that is not determined to be a lease or derivative constitutes a valid contract under ASC 606.

The Company will recognize revenue daily, based on an output method of capacity made available as part of any stand-ready obligations for contract capacity performance obligations and daily, based on an output method of MWh of electricity delivered.

For the delivered energy performance obligation in the PPA with Hoosier, the Company will recognize revenue daily for actual delivered electricity plus the amortization of the contract liability as a result of the Asset Purchase Agreement with Hoosier.

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets for our coal operations and by revenue source for our electric operations, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors.

Coal operations

51% and 52% of our coal revenue for the three and nine months ended September 30, 2023, was sold to customers in the State of Indiana, with the remainder sold to customers in Florida, North Carolina, Georgia, and Alabama.  70% and 79% of our coal revenue for the three and nine months ended September 30, 2022, respectively, was sold to customers in the State of Indiana, with the remainder sold to customers in Florida, Georgia, and North Carolina.

Electric operations

100% of our electric revenue for the three and nine months ended September 30, 2023, was sold to Hoosier or the Midcontinent Independent System Operator ("MISO") wholesale market.  MISO is the independent system operator managing the flow of high-voltage electricity across 15 U.S. states and the Canadian province of Manitoba.  100% of our electric revenue through May 31, 2023, was sold to Hoosier in the state of Indiana.  32% of our electric revenue for the months of June 2023 to September 2023 was sold to Hoosier.  For the three and nine months ended September 30, 2023, revenue from delivered energy was $54.4 million and $184.7 million, respectively.  For the three and nine months ended September 30, 2023, revenue from capacity payments was $13.0 million and $46.1 million, respectively.

Performance Obligations

Coal operations

A performance obligation is a promise in a contract with a customer to provide distinct goods or services. Performance obligations are the unit of account for purposes of applying the revenue recognition standard and, therefore, determine when and how revenue is recognized. In most of our coal contracts, the customer contracts with us to provide coal that meets certain quality criteria. We consider each ton of coal a separate performance obligation and allocate the transaction price based on the base price per the contract, increased or decreased, for quality adjustments.

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

We have remaining coal sales performance obligations relating to fixed-priced contracts of approximately $426.1 million, which represent the average fixed prices on our committed contracts as of September 30, 2023. Approximately 31% of this relates to committed obligations in 2023, with the remainder committed in 2024 through 2027.

We have remaining performance obligations relating to 3.0 million tons of unpriced coal sales contracts of approximately $155 million, which represents our estimate of the expected price on committed contracts as of September 30, 2023. We expect to recognize all of this coal sales revenue beginning in 2025.

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

We have remaining delivered energy obligations through 2028 totaling $312 million as of September 30, 2023.

In addition to delivered energy, Hallador provides stand-ready obligations to provide electricity, also known as contract capacity.  We have remaining capacity obligations through 2028 totaling $204 million as of September 30, 2023.

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

Under the typical payment terms of our contracts with customers, the customer pays us a base price for the coal, increased or decreased for quality adjustments, electricity, or capacity. Amounts billed and due are recorded as trade accounts receivable and included in accounts receivable in our consolidated balance sheets. As of  January 1, 2022, accounts receivable for coal sales billed to customers was $12.8 million. We do not currently have any contracts in place where we would transfer coal, electricity, or capacity in advance of knowing the final price, and thus do not have any contract assets recorded. Contract liabilities also arise when consideration is received in advance of performance. As of January 1, 2023, deferred revenue for payments related to coal operations in advance of performance was $8.9 million, and deferred revenue for payments related to electric operations in advance of performance was $26.6 million.  Additional payments for electric operations in advance of performance for the three and nine months ended September 30, 2023 were $0.0 million and $43.8 million, respectively.  For the three and nine months ended  September 30, 2023, we recognized revenue from coal operations of $2.5 million and $7.5 million, respectively, as tons of outstanding coal delivery obligations were fulfilled, and we recognized revenue from electric operations of $12.9 million and $46.0 million, respectively, as outstanding capacity obligations were fulfilled.  Pursuant to the terms of the underlying contracts, performance obligations representing $1.3 million and $8.3 million will be satisfied and recognized as revenue related to our coal operations and electric operations, respectively, during the three-month period ending December 31, 2023.

(7)	INCOME TAXES

For the nine months ended September 30, 2023, and 2022, we recorded income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items, and statutory rates in states in which we operate.  The effective tax rate for the nine months ended September 30, 2023, and 2022 was ~13% and ~ (8%), respectively. Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

(8)	STOCK COMPENSATION PLANS

Non-vested grants as of December 31, 2022	1,056,937
Awarded - weighted average share price on award date was $9.38	267,000
Vested - weighted average share price on vested date was $9.18	(285,221)
Forfeited	(10,000)
Non-vested grants as of September 30, 2023	1,028,716

For the three and nine months ended September 30, 2023, our stock compensation was $0.8 million and $2.8 million, respectively. For the three and nine months ended September 30, 2022, our stock compensation was $0.1 million and $0.2 million, respectively.

Non-vested RSU grants will vest as follows:

Vesting Year	RSUs Vesting
2023	189,000
2024	300,608
2025	539,108
1,028,716

The outstanding RSUs have a value of $14.8 million based on the September 30, 2023 closing stock price of $14.42.

As of September 30, 2023, unrecognized stock compensation expense is $4.7 million, and we had 395,657 RSUs available for future issuance.  RSUs are not allocated earnings and losses as they are considered non-participating securities.

(9)	LEASES

We have operating leases for office space with remaining lease terms ranging from 10 months to 96 months. As most of the leases do not provide an implicit rate, we calculated the right-of-use assets and lease liabilities using our secured incremental borrowing rate at the lease commencement date. We currently do not have any finance leases outstanding.

The following table (in thousands) relates to our operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease information:
Operating cash outflows from operating leases	$52	$54	$156	$164
Weighted average remaining lease term in years	8.75	1.51	8.75	1.51
Weighted average discount rate	6.0%	6.0%	6.0%	6.0%

Future minimum lease payments under non-cancellable leases as of September 30, 2023, were as follows:

Amount
(In thousands)
2023	$85
2024	89
2025	121
2026	124
2027	128
After 2027	516
Total minimum lease payments	$1,063
Less imputed interest	(323)

Total operating lease liability	$740

As reflected within the following balance sheet line items:
Accounts payable and accrued liabilities	$85
Other long-term liabilities	655

Total operating lease liability	$740

As of  September 30, 2023 and December 31, 2022, we had approximately $0.7 million and $0.2 million, respectively, of right-of-use operating lease assets recorded within “buildings and equipment” on the condensed consolidated balance sheets.

(10)	SELF-INSURANCE

We self-insure our underground mining equipment. Such equipment is allocated among seven mining units dispersed over ten miles. The historical cost of such equipment was approximately $299 million and $280 million as of September 30, 2023, and December 31, 2022, respectively.

Restricted cash of $4.1 million and $3.4 million as of September 30, 2023, and December 31, 2022, respectively, represents cash held and controlled by a third party and is restricted for future workers’ compensation claim payments and cash collateral to provide power in the MISO grid.

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

Level 2: Quoted prices in markets that are not active or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. We have no Level 2 instruments.

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). We have no Level 3 instruments.

(12)	EQUITY METHOD INVESTMENTS

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment and generates revenue from gas sales. Sunrise Energy plans to continue developing and exploring for oil, gas, and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our condensed consolidated balance sheets as of September 30, 2023, and December 31, 2022, was $3.0 million and $4.0 million, respectively.

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

Operating revenue for the Electric Operations segment includes revenue derived from a power purchase agreement signed with Hoosier in conjunction with the Merom Acquisition at fixed prices below market prices on the date we closed the transaction.  The power purchase agreement expires in 2025 and requires us to provide a fixed amount of power over the term of the agreement.  As a result of the below-market contract, we recorded a contract liability at the close of the acquisition totaling $184.5 million that will be amortized over the term of the agreement as the contract is fulfilled.  For the three and nine months ended September 30, 2023, we recorded $10.3 million and $63.2 million, respectively, of revenue as a result of amortizing the contract liability, resulting in an ending balance as of September 30, 2023, of $98.0 million that is recorded within current and long-term contract liabilities in our condensed consolidated balance sheets.

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

As of September 30, 2023, our operations are divided into two primary reportable segments, the Coal Operations and Electric Operations segments.  The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as an operating segment, are presented as "Corporate and Other and Eliminations" and primarily are comprised of unallocated corporate costs and activities, the elimination of coal sales from coal operations to electric operations, a 50% interest in Sunrise Energy, LLC, a private gas exploration company with operations in Indiana, which we account for using the equity method, and our wholly-owned subsidiary Summit Terminal LLC, a logistics transport facility located on the Ohio River.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Operating Revenues
Coal Operations	$134,896	$84,530	$343,267	$208,190
Electric Operations	67,544	-	231,141	-
Corporate and Other and Eliminations	(36,672)	554	(59,112)	1,730
Consolidated Operating Revenues	$165,768	$85,084	$515,296	$209,920

Income (Loss) from Operations
Coal Operations	$24,764	$6,098	$64,215	$580
Electric Operations	(2,676)	(991)	25,285	(991)
Corporate and Other and Eliminations	1,715	288	(14,220)	(3,687)
Consolidated Income (Loss) from Operations	$23,803	$5,395	$75,280	$(4,098)

Depreciation, Depletion and Amortization
Coal Operations	$11,508	$11,149	$37,249	$31,772
Electric Operations	4,695	-	14,045	-
Corporate and Other and Eliminations	27	38	81	110
Consolidated Depreciation, Depletion and Amortization	$16,230	$11,187	$51,375	$31,882

Assets
Coal Operations	$375,682	$374,223	$375,682	$374,223
Electric Operations	209,455	351	209,455	351
Corporate and Other and Eliminations	49	8,787	49	8,787
Consolidated Assets	$585,186	$383,361	$585,186	$383,361

Capital Expenditures
Coal Operations	$11,570	$15,097	$38,654	$38,000
Electric Operations	6,566	344	10,092	344
Corporate and Other and Eliminations	-	-	-	-
Consolidated Capital Expenditures	$18,136	$15,441	$48,746	$38,344

(16)	NET INCOME (LOSS) PER SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic earnings per common share:
Net income (loss) - basic	$16,075	$1,612	$55,041	$(11,908)
Weighted average shares outstanding - basic	33,140	32,983	33,088	31,727
Basic earnings (loss) per common share	$0.49	$0.05	$1.66	$(0.38)

The following table (in thousands, except per share amounts) sets forth the computation of diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Diluted earnings per common share:
Net income (loss) - basic	$16,075	$1,612	$55,041	$(11,908)
Add: Convertible Notes interest expense, net of tax	303	-	898	-
Net income (loss) - diluted	$16,378	$1,612	$55,939	$(11,908)

Weighted average shares outstanding - basic	33,140	32,983	33,088	31,727
Add: Dilutive effects of if converted Convertible Notes	3,162	-	3,164	-
Add: Dilutive effects of Restricted Stock Units	546	285	496	-
Weighted average shares outstanding - diluted	36,848	33,268	36,748	31,727

Diluted net income (loss) per share	$0.44	$0.05	$1.52	$(0.38)

(17)	SUBSEQUENT EVENTS

On October 2, 2023, the Merom Power Plant had a transformer failure causing one unit to be offline for the month of October.  The failed transformer has since been replaced.  However, the unit will not return to service before entering its previously planned MISO scheduled outage for routine maintenance work.  The unit is expected to return to service in the second half of December and is not expected to impact our ability to perform under our power & capacity commitments.

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

Net income of $16.1 million for the quarter helped add to net income of $55.0 million for the first nine months of the year.  Cash flow from operations of $79.5 million for the first nine months has been reinvested through $48.7 million of capital expenditures in our mines and power plant to improve efficiency and reliability.  In the first nine months of 2023, we have utilized $30.5 million in financing activities, including $23.5 million to repay debt. Improved earnings and debt repayment have improved our balance sheet by reducing our debt to adjusted EBITDA multiple to 0.71X and increasing our liquidity to $66.4 million. Liquidity consists of our additional borrowing capacity and cash and cash equivalents.

On August 2, 2023, we successfully amended our credit facility with PNC Bank, which we accounted for as a debt extinguishment.  This amendment is important as it extends the maturity of our credit into 2026.

During the third quarter of 2023, high coal sales prices coupled with large coal shipment volumes led to significant coal revenue growth.  Our well-contracted sales book supported our revenue growth despite operational challenges increasing our cost per ton during the quarter.  We chose to relocate 57% of our coal units of production during the third quarter and into October to obtain better geologic conditions.  This led to higher costs and decreased production during this timeframe but is resulting in overall production improvements following the moves.

On the power side of the business, intercompany coal sales from our coal division to our power plant division increased average variable costs per MWh of electric operations to $40.03 per MWh, an increase of $9.98 per MWh over the prior quarter on a segment basis.  We set the price of the coal we sell to ourselves based on third-party market indicators that we review from time to time. Costs per MWh were $23.49 per MWh on a consolidated basis.

During the third quarter and subsequently, our power division was successful in securing $325 million of energy and capacity sales for the years 2024 - 2028.  Latest sales include approximately 3.3 million MWh of energy at $56 per MWh, totaling $186 million, delivered over energy years 2026, 2027, and 2028. An energy year is defined as June 1st through May 31st.  Additionally, we sold $139 million in capacity sales for energy years 2024-2028 at an average price of approximately $220 per MWd during the quarter and subsequently.

OVERVIEW

I.	Q3 2023 Net Income of $16.1 million.

a.	2.1 million tons of coal were shipped at an average sales price of $65.43 on a segment basis during the quarter, with approximately 0.5 million tons of that being shipped to the Merom Power Plant for $37.0 million. The average sales price of coal was $62.41 per ton on a consolidated basis.

i.	The sales price for remaining tons to ship for 2023 is expected to average $54.3 per ton on a consolidated basis (not including coal shipped to Merom).

b.	In Q3 2023, Hallador's coal operating costs were $46.54 per ton on a segment basis, which represents a $5.02 per ton increase from Q2 2023. Coal operating costs were $48.92 per ton on a consolidated basis.

c.

We recorded coal margins for the quarter at $18.89 per ton on a segment basis.  This is a decline of $5.03 per ton from Q2 2023 margins, due to higher costs resulting from relocation of 57% of our coal production units to take advantage of improved geologic conditions.  Margins for the quarter were $13.49 on a consolidated basis.

II.	Q3 2023 Activity

a.	Cash Flow & Debt

i.	During Q3 2023, our operating cash flow was $35.3 million, and we decreased our bank debt by $12.5 million.

ii.	As of September 30, 2023, our bank debt was $61.8 million, liquidity was $66.4 million, and our leverage ratio came in at 0.71X, within our covenant of 2.25X.

b.	Coal & Power

i.	Coal production was 1.6 million tons for the quarter, 0.1 million less than Q2 2023. Approximately 0.5 million tons of that production were shipped to the Merom Power Plant in Q2 2023.

ii.	Power production was 1.3 million MWh for the quarter.

III.	Solid Forward Sales Position - Segment Basis, Before Intercompany Eliminations

	2023 (Q4)	2024	2025	2026	2027	2028	Total
Coal
Priced tons (in millions)	2.4	3.4	1.3	0.5	0.5	-	8.1
Average price per ton	$54.30	$51.10	$50.80	$56.00	$56.00	$-
Contracted coal revenue (in millions)	$130.32	$173.74	$66.04	$28.00	$28.00	$-	$426.10
% Priced	100%	49%	19%	7%	7%	0%

Committed & unpriced tons (in millions) - 3rd party	-	-	1.0	1.0	1.0	-	3.0
Committed & unpriced tons (in millions) - Merom	-	2.9	2.9	2.9	2.9	2.9	14.5
Total contracted tons (in millions)	2.4	6.3	5.2	4.4	4.4	2.9	25.6

% Coal Sold*	100%	90%	74%	63%	63%	41%

Average cost per ton of coal was $42.57 for the nine months ending September 30, 2023 ($43.25 after eliminating for intercompany sales to Merom)

Coal Capex Budget (in millions)	$10.00

Power
Energy
Contracted MWh (in millions)	0.4	1.6	1.7	1.6	1.3	0.4	7.0
Contracted price per MWh	$34.00	$34.00	$34.00	$56.00	$56.00	$56.00
Contracted revenue (in millions)	$13.60	$54.40	$57.80	$89.60	$72.80	$24.19	$312.39
% Energy Sold*	27%	27%	28%	27%	22%	7%

Capacity
Average monthly contracted capacity	828	670	450	508	550	354
% Capacity Contracted**	100%	78%	52%	59%	64%	41%
Average contracted capacity price per MWd	$146	$178	$200	$226	$225	$224
Contracted capacity revenue (in millions)	$11.00	$43.65	$32.92	$41.89	$45.26	$28.88	$203.60

Total Energy & Capacity Revenue
Contracted Power Revenue (in millions)	$24.60	$98.05	$90.72	$131.49	$118.06	$53.07	$515.99
Contracted Power Revenue per MWh*	$41.33	$43.34	$44.49	$67.82	$67.79	$67.69

2023 average cost per MWh was $33.43 for the nine months ending September 30, 2023 ($27.45 assuming intercompany sales of coal were sold at cost)

Power Capex Budget (in millions)	$20.00

TOTAL CONTRACTED REVENUE (IN MILLIONS)	$154.92	$271.79	$156.76	$159.49	$146.06	$53.07	$942.09

*Based on coal production of 7.0 million tons and 6.0 million MWh annually.

**Based on a MISO accreditation of 860MW per day. Accreditations are adjusted annually based on 3-year rolling performance metrics.

LIQUIDITY AND CAPITAL RESOURCES

I.	Liquidity and Capital Resources

a.

As set forth in our condensed consolidated statements of cash flows, cash provided by operations was $79.5 million and $13.9 million for the nine months ended September 30, 2023 and 2022, respectively.

i.

Operating margins from coal sales, which we define as coal sales less operating expenses, were $108.7 million on a segment basis, during the first nine months of 2023, up from $35.6 million during the first nine months of 2022.  Operating margins for coal shipped to the Merom Power Plant were $29.4 million and are eliminated in consolidation.

1.

Our operating margins from coal sales were $19.91 per ton on a segment basis in the first nine months of 2023  compared to $7.62 in the first nine months of  2022 Operating margins were $17.04 on a consolidated basis.

2.	We shipped 5.5 million tons of coal in the first nine months of 2023, with 0.8 million tons of that being shipped to the Merom Power Plant.

ii.	Operating margins for electric, which we define as operating revenues less operating expenses on a segment basis, were $43.3 million, with $32.4 million attributed to the amortization of the contract asset and liability adjustments related to the Merom Acquisition in Q4 2022. Operating margins were $64.9 million on a consolidated basis.

b.	Our projected capital expenditure budget for the remainder of 2023 is $30 million, of which approximately one-half is anticipated for maintenance capex.

c.	We paid down debt of $23.5 million in the first nine months of 2023. As of September 30, 2023, our bank debt was $61.8 million. On August 2, 2023, we executed an amendment to our credit agreement with PNC Bank, National Association (in its capacity as administrative agent, "PNC"), administrative agent for our lenders under our credit agreement. The primary purpose of the amendment was to increase the term debt to $65 million, enter a revolver of $75 million, and extend the maturity of the debt to 2026.

d.	We expect cash from operations generated primarily to fund our capital expenditures and our debt service. As of September 30, 2023, we also had an additional borrowing capacity of $63.8 million.

II.	Material Off-Balance Sheet Arrangements

a.	Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. We have recorded the present value of reclamation obligations of $19.9 million, including $7.7 million at Merom, presented as asset retirement obligations (ARO) and accounts payable and accrued liabilities in our accompanying balance sheets. In the event we are not able to perform reclamation, we have surety bonds in place totaling $37.5 million to cover ARO.

CAPITAL EXPENDITURES (capex)

For the first nine months of 2023, capex was $48.7 million allocated as follows (in millions):

Oaktown – maintenance capex	$23.8
Oaktown – investment	12.9
Freelandville Mine	1.2
Merom Plant	10.1
Other	0.7
Capex per the Condensed Consolidated Statements of Cash Flows	$48.7

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

Coal Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
OPERATING REVENUES:	$134,896	$84,530	$343,267	$208,190

EXPENSES:
Operating expenses	95,592	64,836	232,462	169,095
Depreciation, depletion and amortization	11,508	11,149	37,249	31,772
Asset retirement obligations accretion	309	255	912	751
Exploration costs	171	121	682	393
General and administrative	2,552	2,071	7,747	5,599
Total operating expenses	110,132	78,432	279,052	207,610

INCOME FROM OPERATIONS	$24,764	$6,098	$64,215	$580

2023 vs. 2022 (third quarter)

Operating revenues from coal operations increased 60% over 2022 due to a combination of an increase in the volume and average sales price for coal. As a result, higher-priced contracts sold in the summer of 2022 that were delivered in Q3 of 2023 increased our average sales price by over $16 per ton from Q3 2022. We also sold 0.3 million additional tons over Q3 2022 at higher average prices.  Operating revenues for Q3 2023 include $37.0 million in sales to the Merom plant which are eliminated in the consolidation but increased the average price per ton of coal sold for the quarter by approximately 4.8%.

Operating expenses, however, increased $9.08 per ton over Q3 2022. The addition of the higher-cost Prosperity surface mine, poor temporary mining conditions at Oaktown, as well as continued significant inflationary pressures, have elevated the costs.

General and administrative expenses increased 23% over Q3 2022 due to performance and production bonuses paid and accrued to employees, additional professional fees, and additional IT costs related to enhanced security and compliance activities.

2023 vs. 2022 (first nine months)

Operating revenues from coal operations increased 65% over 2022 due largely to an increase in the average sales price for coal. As a result, higher-priced contracts increased our average sales price by approximately $19 per ton from the first nine months of 2022. We also sold 0.8 million additional tons over the first nine months of 2022 at higher average prices. Operating revenues for the first nine months of 2023 include $60.6 million in sales to the Merom plant which are eliminated in the consolidation but increased the average price per ton of coal sold for the first nine months by approximately 3.6%.

Operating expenses increased by $6.42 per ton sold over the first nine months of 2022. The addition of the higher-cost Freelandville and Prosperity surface mines, poor temporary mining conditions at Oaktown, as well as continued significant inflationary pressures have elevated the costs.

Depreciation, depletion, and amortization increased by 17% as a significant amount of our assets were depreciated and amortized based on production, which increased approximately 10% over the first nine months of 2022.  Inflationary pressures have also contributed to the higher capital asset additions over the past couple of years contributing to the increase.

General and administrative expenses increased 38% over the first nine months of 2022 due to performance, production, and discretionary bonuses paid to employees, additional professional fees related to the 2022 audit, and additional IT costs related to enhanced security and compliance activities.

Quarterly coal sales and cost data (in thousands, except per ton and percentage data) are provided below. Per ton calculations below are based on tons sold on a segment basis.

All Mines	4th 2022	1st 2023	2nd 2023	3rd 2023	T4Qs
Tons produced	1,721	2,006	1,723	1,594	7,044
Tons sold	1,664	1,693	1,714	2,054	7,125
Coal sales	$84,641	$94,602	$112,171	$134,400	$425,814
Average price/ton	$50.87	$55.88	$65.44	$65.43	$59.76
Wash plant recovery in %	68%	70%	67%	65%
Operating costs	$67,319	$65,700	$71,168	$95,592	$299,779
Average cost/ton	$40.46	$38.81	$41.52	$46.54	$42.07
Margin	$17,322	$28,902	$41,003	$38,808	$126,035
Margin/ton	$10.41	$17.07	$23.92	$18.89	$17.69
Capex	$12,368	$12,639	$14,445	$11,570	$51,022
Maintenance capex	$5,748	$7,778	$9,754	$7,938	$31,218
Maintenance capex/ton	$3.45	$4.59	$5.69	$3.86	$4.38

All Mines	4th 2021	1st 2022	2nd 2022	3rd 2022	T4Qs
Tons produced	1,447	1,397	1,762	1,663	6,269
Tons sold	1,554	1,377	1,595	1,705	6,231
Coal sales	$64,388	$57,010	$64,161	$83,563	$269,122
Average price/ton	$41.43	$41.40	$40.23	$49.01	$43.19
Wash plant recovery in %	70%	67%	71%	69%
Operating costs	$54,583	$54,443	$50,776	$63,876	$223,678
Average cost/ton	$35.12	$39.54	$31.83	$37.46	$35.90
Margin	$9,805	$2,567	$13,385	$19,687	$45,444
Margin/ton	$6.31	$1.86	$8.39	$11.55	$7.29
Capex	$9,975	$9,082	$13,821	$15,096	$47,974
Maintenance capex	$3,302	$4,481	$7,600	$6,625	$22,008
Maintenance capex/ton	$2.12	$3.25	$4.76	$3.89	$3.53

Electric Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
OPERATING REVENUES:	$67,544	$—	$231,141	$—

EXPENSES:
Operating expenses	64,171	991	187,849	991
Depreciation, depletion and amortization	4,695	—	14,045	—
Asset retirement obligations accretion	159	—	468	—
General and administrative	1,195	—	3,494	—
Total operating expenses	70,220	991	205,856	991

INCOME (LOSS) FROM OPERATIONS	$(2,676)	$(991)	$25,285	$(991)

A comparative discussion is not relevant as the Electric Operations did not begin until the Merom Acquisition was completed in October 2022.

Operating revenue is derived from a power purchase agreement signed with Hoosier in conjunction with the Merom Acquisition at fixed prices below market prices at the date we closed the transaction.  The power purchase agreement expires in 2025 and requires us to provide a fixed amount of power over the term of the agreement.  As a result of the below-market contract, we recorded a contract liability at the close of the acquisition totaling $184.5 million that will be amortized over the term of the agreement as the contract is fulfilled.  For the three and nine months ended September 30, 2023, we recorded $10.3 million and $63.2 million, respectively, of revenue as a result of amortizing the contract liability.

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

	1st 2023	2nd 2023	3rd 2023	2023
MWh sold	1,262	1,043	1,307	3,612
Capacity revenue	$15,970	$17,155	$13,012	$46,137
Delivered energy and PPA revenue	76,422	53,862	54,391	184,675
Total electric sales	92,392	71,017	67,403	230,812
Less amortization of contract liability	(33,347)	(19,555)	(10,281)	(63,183)
Total electric sales less amortization of contract liability	$59,045	$51,462	$57,122	$167,629
Average price/MWh of delivered energy and PPA revenue less amortization of contract liability	$34.13	$32.89	$33.75	$33.64

Operating expenses (on a segment basis)	$67,682	$55,996	$64,172	$187,850
Less fixed costs	(12,807)	(11,693)	(11,858)	(36,358)
Less amortization of contract asset	(17,778)	(12,962)	-	(30,740)
Operating expenses less fixed costs and amortization of contract asset	$37,097	$31,341	$52,314	$120,752
Average variable cost/MWh of operating expenses less fixed costs and amortization of contract asset	$29.40	$30.05	$40.03	$33.43

Energy and PPA margin less fixed costs and amortization of contract asset and liabilities	$5,978	$2,966	$(8,204)	$740
Energy & PPA margin/MWh less fixed costs amortization of contract asset and liabilities	$4.74	$2.84	$(6.28)	$0.20

Presentation of Consolidated Information

EARNINGS (LOSS) PER SHARE

	4th 2022	1st 2023	2nd 2023	3rd 2023
Basic	$0.91	$0.67	$0.51	$0.49
Diluted	$0.83	$0.61	$0.47	$0.44

	4th 2021	1st 2022	2nd 2022	3rd 2022
Basic	$(0.25)	$(0.33)	$(0.11)	$0.05
Diluted	$(0.25)	$(0.33)	$(0.11)	$0.05

INCOME TAXES

Our effective tax rate (ETR) is estimated at ~13% and ~ (8)% for the nine months ended September 30, 2023, and 2022, respectively.  For the nine months ended September 30, 2023, and 2022, we recorded income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items, and statutory rates in states in which we operate. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis and changes in the valuation allowance. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

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

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2023, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

HALLADOR ENERGY COMPANY

Date: November 6, 2023	/S/ LAWRENCE D. MARTIN
Lawrence D. Martin, CFO

Date: November 6, 2023	/S/ R. TODD DAVIS
R. Todd Davis, CAO