Form 10-Q
period 2024-06-30
HALLADOR ENERGY CO
filed 2024-08-07
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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

As of August 2, 2024, we had 42,598,058 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$6,446	$2,842
Restricted cash	4,282	4,281
Accounts receivable	19,098	19,937
Inventory	32,595	23,075
Parts and supplies	39,459	38,877
Prepaid expenses	2,027	2,262
Total current assets	103,907	91,274
Property, plant and equipment:
Land and mineral rights	115,486	115,486
Buildings and equipment	531,413	537,131
Mine development	164,475	158,642
Finance lease right-of-use assets	19,869	12,346
Total property, plant and equipment	831,243	823,605
Less - accumulated depreciation, depletion and amortization	(349,462)	(334,971)
Total property, plant and equipment, net	481,781	488,634
Investment in Sunrise Energy	2,305	2,811
Other assets	7,176	7,061
Total assets	$595,169	$589,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net	$17,938	$24,438
Accounts payable and accrued liabilities	45,890	62,908
Current portion of lease financing	6,204	3,933
Deferred revenue	84,772	23,062
Contract liability - power purchase agreement and capacity payment reduction	40,735	43,254
Total current liabilities	195,539	157,595
Long-term liabilities:
Bank debt, net	24,734	63,453
Convertible notes payable	—	10,000
Convertible notes payable - related party	—	9,000
Long-term lease financing	10,699	8,157
Deferred income taxes	5,614	9,235
Asset retirement obligations	15,335	14,538
Contract liability - power purchase agreement	25,076	47,425
Other	2,002	1,789
Total long-term liabilities	83,460	163,597
Total liabilities	278,999	321,192
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 42,599 and 34,052 issued and outstanding, as of June 30, 2024 and December 31, 2023, respectively	426	341
Additional paid-in capital	186,945	127,548
Retained earnings	128,799	140,699
Total stockholders’ equity	316,170	268,588
Total liabilities and stockholders’ equity	$595,169	$589,780

See accompanying notes to the condensed consolidated financial statements.

Hallador Energy Company

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
SALES AND OPERATING REVENUES:
Electric sales	$56,846	$71,017	$115,601	$163,409
Coal sales	32,801	88,574	82,431	183,176
Other revenues	1,267	1,603	2,554	2,943
Total sales and operating revenues	90,914	161,194	200,586	349,528
EXPENSES:
Fuel	10,439	32,641	18,498	88,614
Other operating and maintenance costs	35,912	41,908	73,394	74,428
Utilities	3,396	4,343	7,770	8,840
Labor	26,555	36,528	61,723	77,059
Depreciation, depletion and amortization	13,649	17,169	29,092	35,145
Asset retirement obligations accretion	399	461	798	912
Exploration costs	47	305	117	511
General and administrative	7,803	5,595	13,747	12,542
Total operating expenses	98,200	138,950	205,139	298,051

INCOME (LOSS) FROM OPERATIONS	(7,286)	22,244	(4,553)	51,477

Interest expense (1)	(3,735)	(3,541)	(7,672)	(7,440)
Loss on extinguishment of debt	(1,937)	—	(2,790)	—
Equity method investment (loss)	(257)	(217)	(506)	(148)
NET INCOME (LOSS) BEFORE INCOME TAXES	(13,215)	18,486	(15,521)	43,889

INCOME TAX EXPENSE (BENEFIT):
Current	—	61	—	493
Deferred	(3,011)	1,510	(3,621)	4,430
Total income tax expense (benefit)	(3,011)	1,571	(3,621)	4,923

NET INCOME (LOSS)	$(10,204)	$16,915	$(11,900)	$38,966

NET INCOME (LOSS) PER SHARE:
Basic	$(0.27)	$0.51	$(0.32)	$1.18
Diluted	$(0.27)	$0.47	$(0.32)	$1.08

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,879	33,137	37,026	33,061
Diluted	37,879	36,708	37,026	36,696

(1) Interest Expense:
Interest on bank debt	$2,779	$2,055	$5,584	$4,310
Other interest	547	462	1,275	894
Amortization:
Amortization of debt issuance costs	409	1,024	813	2,236
Total amortization	409	1,024	813	2,236
Total interest expense	$3,735	$3,541	$7,672	$7,440

See accompanying notes to the condensed consolidated financial statements.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,900)	$38,966
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit)	(3,621)	4,430
Equity loss – Sunrise Energy	506	148
Cash distribution - Sunrise Energy	—	625
Depreciation, depletion, and amortization	29,092	35,145
Loss on extinguishment of debt	2,790	—
Loss (gain) on sale of assets	(246)	58
Amortization of debt issuance costs	813	2,236
Asset retirement obligations accretion	798	912
Cash paid on asset retirement obligation reclamation	(602)	(931)
Stock-based compensation	2,247	2,001
Amortization of contract asset and contract liabilities	(24,868)	(22,162)
Other	1,402	704
Change in operating assets and liabilities:
Accounts receivable	839	8,461
Inventory	(9,520)	(9,322)
Parts and supplies	(582)	(5,564)
Prepaid expenses	2,140	282
Accounts payable and accrued liabilities	(11,107)	(11,867)
Deferred revenue	61,710	121
Net cash provided by operating activities	39,891	44,243
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,044)	(30,610)
Proceeds from sale of equipment	2,474	62
Net cash used in investing activities	(25,570)	(30,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on bank debt	(86,500)	(37,013)
Borrowings of bank debt	40,500	26,000
Payments on lease financing	(2,665)	—
Proceeds from sale and leaseback arrangement	3,783	—
Issuance of related party notes payable	5,000	—
Payments on related party notes payable	(5,000)	—
Debt issuance costs	(76)	(1,629)
ATM offering	34,515	—
Taxes paid on vesting of RSUs	(273)	(1,109)
Net cash used in financing activities	(10,716)	(13,751)
Increase (decrease) in cash, cash equivalents, and restricted cash	3,605	(56)
Cash, cash equivalents, and restricted cash, beginning of period	7,123	6,426
Cash, cash equivalents, and restricted cash, end of period	$10,728	$6,370
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$6,446	$2,337
Restricted cash	4,282	4,033
	$10,728	$6,370
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,312	$5,010
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Change in capital expenditures included in accounts payable and prepaid expense	$(1,694)	$426
Stock issued on redemption of convertible notes and interest	$22,993	$—

See accompanying notes to the condensed consolidated financial statements.

 Hallador Energy Company

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2024	36,534	$365	$144,490	$139,003	$283,858
Stock-based compensation	—	—	1,581	—	1,581
Stock issued on vesting of RSUs	58	1	(1)	—	—
Taxes paid on vesting of RSUs	(27)	(1)	(271)	—	(272)
Stock issued on redemption of convertible notes	2,090	21	13,251	—	13,272
Stock issued in ATM offering	3,944	40	27,895	—	27,935
Net loss	—	—	—	(10,204)	(10,204)
Balance, June 30, 2024	42,599	$426	$186,945	$128,799	$316,170

Balance, December 31, 2023	34,052	$341	$127,548	$140,699	$268,588
Stock-based compensation	—	—	2,247	—	2,247
Stock issued on vesting of RSUs	379	4	(4)	—	—
Taxes paid on vesting of RSUs	(159)	(2)	(271)	—	(273)
Stock issued on redemption of convertible notes	3,672	36	22,957	—	22,993
Stock issued in ATM offering	4,655	47	34,468	—	34,515
Net loss	—	—	—	(11,900)	(11,900)
Balance, June 30, 2024	42,599	$426	$186,945	$128,799	$316,170

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2023	33,137	$332	$118,897	$117,957	$237,186
Stock-based compensation	—	—	781	—	781
Net income	—	—	—	16,915	16,915
Balance, June 30, 2023	33,137	$332	$119,678	$134,872	$254,882

Balance, December 31, 2022	32,983	$330	$118,788	$95,906	$215,024
Stock-based compensation	—	—	2,001	—	2,001
Stock issued on vesting of RSUs	275	3	(3)	—	—
Taxes paid on vesting of RSUs	(121)	(1)	(1,108)	—	(1,109)
Net income	—	—	—	38,966	38,966
Balance, June 30, 2023	33,137	$332	$119,678	$134,872	$254,882

See accompanying notes to the condensed consolidated financial statements.

Hallador Energy Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	GENERAL BUSINESS

The condensed consolidated financial statements include the accounts of Hallador Energy Company (hereinafter known as “we, us, or our”) and its wholly owned subsidiaries Sunrise Coal, LLC ("Sunrise"), Hallador Power Company, LLC ("Hallador Power"), as well as Sunrise and Hallador Power's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the Company’s prior period condensed consolidated financial information to conform to the current period presentation. These presentation changes did not impact the Company’s condensed consolidated net income (loss), consolidated cash flows, total assets, total liabilities or total stockholders’ equity.

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

The Coal Operations reportable segment includes mining complexes Oaktown 1 and 2 underground mines, Prosperity surface mine, Freelandville surface mine, and Carlisle wash plant. On  February 23, 2024, our Coal Operations Segment committed to a reorganization effort designed to strengthen its financial and operational efficiency and create significant operational savings and higher margins. For further information, see “Note 16 – Organizational Restructuring” below.

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

The results of operations and cash flows for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2024.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable.  For the three and six-month periods ended June 30, 2024 and June 30, 2023, no impairment charges were recorded for long-lived assets.

(4)	INVENTORY

Inventory is valued at a lower of cost or net realizable value (NRV).  As of June 30, 2024, and December 31, 2023, coal inventory includes NRV adjustments of $0.9 million and $2.0 million, respectively.

(5)	BANK DEBT

At June 30, 2024, the Company had term debt of $45.5 million. The term debt required quarterly payments of $6.5 million starting in April 2024 through maturity. Our debt is recorded at amortized cost, which approximates fair value due to the variable interest rates in the agreement and is collateralized primarily by our assets.

Bank debt was reduced by $46.0 million during the six months ended June 30, 2024.

Liquidity

As of June 30, 2024, we had additional borrowing capacity of $54.4 million and total liquidity of $60.7 million. Our additional borrowing capacity utilizes our $75.0 million revolver availability and reduces it by $20.6 million for outstanding letters of credit that we were required to maintain for surety bonds.  Liquidity consists of our additional borrowing capacity and cash and cash equivalents.

Fees

Unamortized bank fees related to our term debt as of June 30, 2024, and December 31, 2023, were $2.8 million and $3.6 million, respectively.  These unamortized bank fees were deferred and are being amortized over the term of the loan.

Bank debt, less debt issuance costs, is presented below (in thousands):

	June 30,	December 31,
	2024	2023
Current bank debt	$19,500	$26,000
Less unamortized debt issuance cost	(1,562)	(1,562)
Net current portion	$17,938	$24,438

Long-term bank debt	$26,000	$65,500
Less unamortized debt issuance cost	(1,266)	(2,047)
Net long-term portion	$24,734	$63,453

Total bank debt	$45,500	$91,500
Less total unamortized debt issuance cost	(2,828)	(3,609)
Net bank debt	$42,672	$87,891

Covenants

The credit facility includes a Maximum Leverage Ratio (consolidated funded debt/trailing twelve months adjusted EBITDA), calculated as of the end of each fiscal quarter for the trailing twelve months, not to exceed 2.25 to 1.00. As of June 30, 2024, our Leverage Ratio of 2.12 was in compliance with the requirements of the credit agreement.

The credit facility also requires a Minimum Debt Service Coverage Ratio (consolidated adjusted EBITDA/annual debt service) calculated as of the end of each fiscal quarter for the trailing twelve months of 1.25 to 1.00 through the credit facility's maturity. As of June 30, 2024, our Debt Service Coverage Ratio of 1.56 was in compliance with the requirements of the credit agreement.

As of June 30, 2024, we were in compliance with all other covenants defined in the credit agreement.

Interest Rate

The interest rate on the facility ranges from SOFR plus 4.00% to SOFR plus 5.00%, depending on our Leverage Ratio.  As of  June 30, 2024, we were paying SOFR plus 5.00% on the outstanding bank debt which equates to an all-in rate of 10.49%.

Future Maturities (in thousands):
2024	$6,500
2025	26,000
2026	13,000
Total	$45,500

(6)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following for the indicated dates (in thousands):

	June 30,	December 31,
	2024	2023
Accounts payable	$29,151	$43,636
Accrued property taxes	4,109	2,987
Accrued payroll	3,606	6,575
Workers' compensation reserve	4,364	3,629
Group health insurance	1,900	2,300
Asset retirement obligation - current portion	1,548	2,150
Other	1,212	1,631
Total accounts payable and accrued liabilities	$45,890	$62,908

(7)	REVENUE

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

Electric operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Delivered energy (including contract liability amortization)	$39,973	$53,862	$86,955	$130,284
Capacity	16,873	17,155	28,646	33,125
Total Electric Operations sales	$56,846	$71,017	$115,601	$163,409

Coal operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Outside third-party Indiana customers	$15,048	$34,214	$33,152	$83,650
Customers in Florida, North Carolina, Alabama and Georgia	17,753	54,360	49,279	99,526
Total Coal Operations sales	$32,801	$88,574	$82,431	$183,176

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

During 2022, we entered into an Asset Purchase Agreement (“APA”) with Hoosier (“Hoosier APA”) in which Hallador Power shall sell, and Hoosier shall buy, delivered energy quantities through 2025 at the contract price, which is $34.00 per MWh. We have remaining delivered energy obligations to Hoosier on the APA totaling $83.9 million through 2025 as of June 30, 2024. The agreement was amended  August 31, 2023, to extend through 2028. The amendment included additional obligations to Hoosier of $186.6 million, or $56.00 per MWh, as of June 30, 2024.

In addition to delivered energy, under the Hoosier APA, Hallador Power shall provide a stand-ready obligation to provide electricity to MISO, also known as contract capacity. The contract capacity that Hallador Power shall provide to Hoosier is 917 megawatts (“MW”) for contract year one, and on average 300 MW for contract years two to four. Hoosier shall pay Hallador Power the capacity price of $5.80 per kilowatt month for the contract capacity. We have remaining capacity obligations to Hoosier through 2025 totaling $30.0 million as of June 30, 2024.  The agreement was amended  August 31, 2023, to extend through 2028, with additional capacity obligations to Hoosier of $60.9 million as of June 30, 2024, at a price of $7.02 per kilowatt month for the contract capacity.

During the second quarter 2024, the Company entered into an 11-month, $45.0 million prepaid physically delivered power contract in which Hallador will provide a total of 1,302,480 MWh. We have energy and capacity obligations to customers, excluding Hoosier, through 2029 totaling $152.0 million and $151.1 million, respectively, as of June 30, 2024. We have $45.0 million and $39.8 million of deferred revenue as of June 30, 2024, related to the prepaid physically delivered power contract and other capacity obligations outside of the Hoosier APA, respectively.

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

We recognize revenue at a point in time as the customer does not have control over the asset at any point during the fulfillment of the contract. For substantially all our customers, this is supported by the fact that title and risk of loss transfer to the customer upon loading of the truck or railcar at the mine. This is also the point at which physical possession of the coal transfers to the customer, as well as the right to receive substantially all benefits and the risk of loss in ownership of the coal.

We have remaining coal sales performance obligations relating to fixed priced contracts to third-party customers of approximately $207.7 million, which represents the average fixed prices on our committed contracts as of June 30, 2024. We expect to recognize approximately 30.3% of this coal sales revenue in 2024, with the remainder recognized through 2027.

We have remaining performance obligations relating to coal sales contracts with price reopeners of approximately $154.5 million, which represents our estimate of the expected reopener price on committed contracts as of June 30, 2024. We expect to recognize all of this coal sales revenue 2025 through 2027.

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

For the six months ended June 30, 2024 and 2023, we recorded income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items, and statutory rates in states in which we operate.  The effective tax rate for the six months ended June 30, 2024 and 2023, was ~23% and ~11%, respectively. Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

(9)	STOCK COMPENSATION PLANS

Non-vested grants as of December 31, 2023	858,363
Awarded - weighted average share price on award date was $5.69	599,013
Vested - weighted average share price on vested date was $5.30	(379,390)
Forfeited	(37,500)
Non-vested grants as of June 30, 2024	1,040,486

For the three and six months ended June 30, 2024 our stock compensation was $1.6 million and $2.2 million, respectively. For the three and six months ended June 30, 2023, our stock compensation was $0.8 million and $2.0 million, respectively.

Non-vested RSU grants will vest as follows:

Vesting Year	RSUs Vesting
2024	1,000
2025	641,144
2026	199,171
2027	199,171
1,040,486

The outstanding RSUs have a value of $8.1 million based on the June 28, 2024 closing stock price of $7.77.

As of June 30, 2024, unrecognized stock compensation expense is $5.7 million, and we had 48,761 RSUs available for future issuance.  RSUs are not allocated earnings and losses as they are considered non-participating securities.

(10)	LEASES

We have operating leases for office space and processing facilities with remaining lease terms ranging from 1 month to 8 years. As most of the leases do not provide an implicit rate, we calculated the right-of-use assets and lease liabilities using our secured incremental borrowing rate at the lease commencement date. Imputed interest on our operating leases were $0.3 million and $0.3 million for the three and six months ended June 30, 2024.

During the six months ended June 30, 2024, we entered into four finance leases that were accounted for as failed sale-leaseback transactions. Finance lease assets are included in finance lease right-of-use assets on the condensed consolidated balance sheets and the associated finance lease liabilities are reflected within current portion of lease financing and long-term lease financing on the condensed consolidated balance sheets, as applicable. Depreciation on our finance lease assets was $1.1 million and $2.2 million for the three and six months ended June 30, 2024 . Imputed interest on our finance leases was $0.1 million and $2.0 million for the three and six months ended June 30, 2024 . We deferred financing fees of $0.2 and $0.1 million at June 30, 2024 and December 31, 2023, respectively, in connection with entry into the finance leases. These deferred financing fees will be amortized on a straight-line basis over the term of the finance leases. We did not have finance leases during the three and six months ended June 30, 2023.

The following information relates to our leases (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease information:
Operating cash outflows from operating leases	$52	$52	$104	$104
Weighted average remaining lease term in years	7.6	0.95	7.6	0.95
Weighted average discount rate	10.5%	6.0%	10.5%	6.0%
Finance lease information:
Financing cash outflows from finance leases	$1,427	—	$2,665	—
Proceeds from sale and leaseback arrangement	$1,856	—	$3,783	—
Weighted average remaining lease term in years	2.64	—	2.64	—
Weighted average discount rate	8.5%	—	8.5%	—

Future minimum lease payments under non-cancellable leases as of June 30, 2024, were as follows:

	Operating	Finance
	Leases	Leases
	(In thousands)
2024	$8	$3,745
2025	118	7,490
2026	122	7,177
2027	125	662
2028	129	—
Thereafter	483	—
Total minimum lease payments	$985	$19,074
Less imputed interest and deferred finance fees	(347)	(2,171)
Total lease liability	$638	$16,903

The following are reflected within the indicated condensed consolidated balance sheet line items:

		For the Six Months Ended June 30,	For the Year Ended December 31,
		2024	2023
		(In thousands)

Operating lease assets	Buildings and equipment	$638	$712
Operating lease liabilities:
Current operating lease liabilities	Accounts payable and accrued liabilities	$8	$58
Non-current operating lease liabilities	Other long-term liabilities	630	654
Total operating lease liability		$638	$712

Finance lease assets	Finance lease right-of-use assets	$19,869	$12,346
Finance lease liabilities:
Current finance lease liabilities	Current portion of lease financing	$6,204	$3,933
Non-current finance lease liabilities	Long-term lease financing	10,699	8,157
Total finance lease liabilities		$16,903	$12,090

(11)	SELF-INSURANCE

We self-insure our non-leased underground mining equipment. Such equipment was allocated among four mining units dispersed over seven miles and seven mining units dispersed over eleven miles, at June 30, 2024 and December 31, 2023, respectively. The historical cost of such equipment was approximately $250.4 million and $262.0 million as of June 30, 2024, and December 31, 2023.

We also self-insure for workers’ compensation claims.  Restricted cash of $4.3 million as of June 30, 2024, and December 31, 2023, represents cash held and controlled by a third party and is restricted primarily for future workers’ compensation claim payments.

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

Credit Risk

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and restricted cash.

The Company’s cash and cash equivalent and restricted cash balances on deposit with financial institutions total $10.7 million and $7.1 million as of June 30, 2024 and December 31, 2023, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition. The Company utilizes large and reputable banking institutions which it believes mitigates these risks. The Company has not experienced any losses in such accounts.

(13)	EQUITY METHOD INVESTMENTS

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy, LLC, also plans to develop and explore for oil, natural gas, and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our condensed consolidated balance sheets as of June 30, 2024, and December 31, 2023, was $2.3 million and $2.8 million, respectively.

(14)	CONVERTIBLE NOTES

On July 29, 2022, we issued a $5.0 million senior unsecured convertible note (the “July 29th Note”) to a related party affiliated with an independent member of our board of directors.  The July 29th Note carries an interest rate of 8% per annum with a maturity date of December 29, 2028.  For the period August 18, 2022, through August 17, 2024, the holder has the option to convert the July 29th Note into shares of the Company's common stock at a conversion price of $6.254. During the first quarter of 2024, the holders of the July 29th Note converted them into 799,488 shares of common stock of the Company, and in connection with such early conversion, we elected to pay interest through August 2025 with 112,570 shares of common stock on the conversion date. We recorded a loss on extinguishment of debt in the condensed consolidated statements of operations in the amount of $0.6 million six months ended June 30, 2024.  As of June 30, 2024, the entire July 29th Note had been converted to shares of common stock of the Company.

On August 8, 2022, we issued an additional $4.0 million of senior unsecured convertible notes (the “August 8th Notes”) to related parties affiliated with independent members of our board of directors.  The August 8th Notes carry an interest rate of 8% per annum with a maturity date of December 29, 2028.  For the period August 18, 2022, through August 17, 2024, the holder has the option to convert the Notes into shares of the Company's common stock at a conversion price of $6.254.  Beginning August 8, 2025, we may elect to redeem the August 8th Notes and the holder shall be obligated to surrender them at 100% of the outstanding principal balance together with any accrued unpaid interest.  Upon receipt of the redemption notice from the Company, the holder may elect to convert the principal balance and accrued interest into the Company's common stock. During the first quarter of 2024, the holders converted $3.0 million of the August 8th Notes into 479,693 shares of common stock of the Company, and in connection with such early conversion, we elected to pay interest through  August 2025 with 67,542 shares of common stock on the conversion date. During the same period, the holders also converted accrued interest into 57,564 shares of the Company's common stock. We recorded a loss on extinguishment of debt during the first quarter of 2024 in the condensed consolidated statements of operations in the amount of $0.3 million. During the second quarter of 2024, the holder converted the remaining $1.0 million of August 8th Notes into 159,898 shares of common stock of the Company, and in connection with such early conversion, we paid accrued interest and additional shares of common stock of 5,099 and 25,003, respectively, on the conversion date.  We recorded a loss on extinguishment of debt during the second quarter of 2024 in the condensed consolidated statements of operations in the amount of $0.2 million.  As of June 30, 2024, the entire August 8th Note had been converted to shares of common stock of the Company.

On August 12, 2022, we issued an additional $10.0 million senior unsecured convertible note (the “August 12th Note”) to an unrelated party.  The August 12th Note carries an interest rate of 8% per annum with a maturity date of December 31, 2026.  For the period August 18, 2022, through the maturity date, the holder has the option to convert the August 12th Note into shares of the Company's common stock at a conversion price of $6.15.  Beginning August 12, 2025, we may elect to redeem the August 12th Note and the holder shall be obligated to surrender at 100% of the outstanding principal balance together with any accrued unpaid interest. Upon receipt of the redemption notice from the Company, the holder may elect to convert the principal balance and accrued interest into the Company's common stock. During the three months ended  March 31, 2024, the holder converted accrued interest into 65,041 shares of the Company's common stock. During the second quarter of 2024, the holder converted the $10.0 million August 12th Note into 1,626,016 shares of common stock of the Company, and in connection with such early conversion, we paid accrued interest and additional shares of common stock of 49,716 and 224,268, respectively, on the conversion date. We recorded a loss on extinguishment of debt in the condensed consolidated statements of operations in the amount of $1.7 million during the second quarter of 2024.  As of June 30, 2024, the entire August 12th Note had been converted to shares of common stock of the Company.

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

In March 2024, we issued unsecured promissory notes, having a 12-month maturity date and 12% per annum interest rate, to (i) Charles R. Wesley IV Revocable Trust (in which our director Charles R. Wesley IV has a pecuniary interest) in the principal amount of $2,000,000, (ii) Lubar Opportunities Fund I, LLC (in which are our director David J. Lubar has a pecuniary interest) in the principal amount of $2,500,000, and (iii) Hallador Alternative Investment Advisors LLC (in which our director David C. Hardie has a pecuniary interest) in the principal amount of $500,000. The related party notes were paid off in June 2024 with proceeds from the prepaid physically delivered power contract mentioned above in "Note 7 – Revenue".

(16)	ORGANIZATIONAL RESTRUCTURING

On February 23, 2024, (the "Effective Date"), we committed to a reorganization effort in the Coal Operations Segment (the "Reorganization Plan") that included a workforce reduction of approximately 110 employees, or approximately 12% of the workforce. The reduction in workforce was communicated to employees on the Effective Date and implemented immediately, subject to certain administrative procedures. The Reorganization Plan is designed to strengthen our financial and operational efficiency and create significant operational savings and higher margins in our coal segment. This step will help to advance our transition from a company primarily focused on coal production to a more resilient and diversified integrated independent power producer ("IPP"). As part of this initiative, we substantially idled production at our higher cost surface mines, Prosperity Mine, and Freelandville Mine, with minimal production. We also focused our seven units of underground equipment on four units of our lowest cost production at our Oaktown Mine. In connection with the Reorganization Plan, we incurred aggregate expenses of $1.9 million ($1.1 million in the first quarter of 2024 and $0.8 million in the second quarter of 2024) that were included in operating expenses in the condensed consolidated statements of operations. These charges related to compensation, tax, professional, and insurance related expenses and are considered one-time charges paid in the first six months of 2024.

(17)	AT THE MARKET AGREEMENT

On  December 18, 2023, we entered into an At The Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which we may issue and sell, from time to time, shares (the “Shares”) of our common stock, par value $0.01 per share (the “Common Stock”), with aggregate gross proceeds of up to $50.0 million through an “at-the-market” equity offering program under which the Agent will act as sales agent (the “ATM Program”). Under the Sales Agreement, we or the Agent have the right, by giving five (5) days’ notice, to terminate the Sales Agreement in our and the Agents sole discretion. The Agent  may also terminate the Agreement, by notice to us, upon the occurrence of certain events described in the Sales Agreement.

During  December 2023, we issued 794,000 shares of Common Stock under the ATM Program for net proceeds of $7.3 million. During the three and six months ended June 30, 2024, we issued 3,943,807 and 4,654,430 shares of Common Stock, respectively, under the ATM Program for net proceeds of $27.9 million and $34.5 million, respectively.

(18)	SEGMENTS OF BUSINESS

As of June 30, 2024, our operations are divided into two primary reportable segments, Electric Operations and Coal Operations.  The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as an operating segment, are presented as "Corporate and Other and Eliminations" and primarily are comprised of unallocated corporate costs and activities, including a 50% interest in Sunrise Energy, LLC, which the Company accounts for using the equity method and our wholly-owned subsidiary Summit Terminal LLC, a logistics transport facility located on the Ohio River.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Operating revenues
Electric operations(i)	$57,020	$71,103	$115,932	$163,597
Coal operations	46,429	113,098	113,299	208,371
Corporate and other and eliminations	(12,535)	(23,007)	(28,645)	(22,440)
Consolidated operating revenues	$90,914	$161,194	$200,586	$349,528

Operating expenses
Electric operations	$50,232	$61,847	$93,897	$135,636
Coal operations	57,750	86,735	136,077	168,920
Corporate and other and eliminations	(9,782)	(9,632)	(24,835)	(6,505)
Consolidated operating expenses	$98,200	$138,950	$205,139	$298,051

Income (loss) from operations
Electric operations	$6,788	$9,256	$22,035	$27,961
Coal operations	(11,321)	26,363	(22,778)	39,451
Corporate and other and eliminations	(2,753)	(13,375)	(3,810)	(15,935)
Consolidated income (loss) from operations	$(7,286)	$22,244	$(4,553)	$51,477

Depreciation, depletion and amortization
Electric operations	$4,698	$4,675	$9,395	$9,350
Coal operations	8,930	12,466	19,658	25,741
Corporate and other and eliminations	21	28	39	54
Consolidated depreciation, depletion and amortization	$13,649	$17,169	$29,092	$35,145

Assets
Electric operations	$220,511	$216,665	$220,511	$216,665
Coal operations	367,807	387,653	367,807	387,653
Corporate and other and eliminations	6,851	(4,429)	6,851	(4,429)
Consolidated assets	$595,169	$599,889	$595,169	$599,889

Capital expenditures
Electric operations	$5,277	$2,683	$11,519	$3,526
Coal operations	7,560	14,445	16,192	27,084
Corporate and other and eliminations	333	—	333	—
Consolidated capital expenditures	$13,170	$17,128	$28,044	$30,610

(i).	Electric operations revenue as of each period presented were comprised of the components noted below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues:
Capacity revenue	$16,873	$17,155	$28,646	$33,125
Delivered energy	27,893	34,307	62,087	77,382
Amortization of contract liability	12,080	19,555	24,868	52,902
Other operating revenue	174	86	331	188
Total Electric Operations revenue:	$57,020	$71,103	$115,932	$163,597

(19)	NET INCOME (LOSS) PER SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic earnings (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic earnings per common share:
Net income (loss) - basic	$(10,204)	$16,915	$(11,900)	$38,966
Weighted average shares outstanding - basic	37,879	33,137	37,026	33,061
Basic earnings (loss) per common share	$(0.27)	$0.51	$(0.32)	$1.18

The following table (in thousands, except per share amounts) sets forth the computation of diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Diluted earnings per common share:
Net income (loss) - basic	$(10,204)	$16,915	$(11,900)	$38,966
Add: Convertible Notes interest expense, net of tax	—	296	—	592
Net income (loss) - diluted	$(10,204)	$17,211	$(11,900)	$39,558

Weighted average shares outstanding - basic	37,879	33,137	37,026	33,061
Add: Dilutive effects of if converted Convertible Notes	—	3,224	—	3,163
Add: Dilutive effects of Restricted Stock Units	—	347	—	472
Weighted average shares outstanding - diluted	37,879	36,708	37,026	36,696

Diluted net income (loss) per share	$(0.27)	$0.47	$(0.32)	$1.08

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2023 ANNUAL REPORT ON FORM 10-K AND SHOULD BE READ IN CONJUNCTION THEREWITH.

Hallador is on a strategic and deliberate path to transform our company and capture increased value from our products and services as we advance up the value chain by expanding our offerings from fuel production to wholesale electricity sales to powering the industrial end user.

For many years, our Sunrise Coal subsidiary was our primary asset, producing fuel to sell to third-party customers. In the fourth quarter of 2022, we acquired the Merom Power Plant through our Hallador Power Company (“Hallador Power” or “HPC”) subsidiary enabling us the ability to convert the majority of our fuel production into wholesale electricity and capacity, which traditionally sells at higher margins than coal. As part of this process, we issued $29.0 million of convertible debt in 2022 to improve our capital position and facilitate the acquisition of the Merom Power Plant.  In 2022, $10.0 million of these convertible notes were converted to equity and the remaining balance was converted in the first half of 2024.

Looking at the wholesale electric sales we have made since the acquisition of the Merom Power Plant, along with the prices indicated by the forward power curves, we believe that HPC has the potential to achieve gross profit margins greater than the margins we have historically seen in coal sales.  In the first quarter of this year, our sales to third-party customers from electricity exceeded those of our sales from coal. In connection with this shift in company focus, we changed our SIC code from 1220 bituminous coal producer to 4911 electric services during the second quarter.

Additionally, in the first quarter of this year we announced the signing of a Memorandum of Understanding (“MOU”) with Hoosier Energy and WIN REMC that provides a pathway to facilitate sales of our electricity to industrial end users of power. As we continue to transform our product offerings from fuel to wholesale electricity, to supplying power to higher value end-users, we believe we can achieve increasingly higher gross profit margins.

The recent environment for spot electricity sales has been challenging. This past winter, record high U.S. natural gas (“Gas”) production ran into the ninth warmest winter on record according to National Oceanic and Atmospheric Administration.  The lack of winter heating demand caused Gas inventory levels to climb as much as 38% above the 5-year average.  As Gas prices adjusted downward to encourage the market to consume excess Gas inventory, wholesale electric (“Energy”) prices also declined.  In the first six months of 2024, approximately 90% of the off-peak Energy hours at the Merom Hub and approximately 60% of the total Energy hours at the Merom Hub priced below our production cost at our Merom facility.

Our goal is for Hallador Power to generate approximately 1.5 million MWh on a quarterly basis, which equates to approximately 6.0 million MWh annually (see Hallador Power’s capacity and utilization information below).  During the first half of 2024, Hallador Power generated 1,596,000 MWh, or 53% of our target. During the first half of the year, we experienced sales prices of nearly $261.00 per MWh for limited times, balanced against several days of pricing below our variable cost to produce. These fluctuations led to an inconsistent dispatch schedule.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Power Capacity and Utilization
Nameplate capacity (MW)(i)	1,080	1,080	1,080	1,080
Accredited capacity for the period (MW)(ii)	911	917	874	917
Accredited capacity utilization(iii)	39%	52%	42%	58%

(i).

Nameplate capacity for the Merom Power Plant refers to the maximum electric output generated by the plant in the period presented and may not reflect actual production. Actual production each period varies based on weather conditions, operational conditions, and other factors.

(ii).	Accredited capacity is based on MISO’s average seasonal accreditations for the year. Average seasonal accreditations were 769 MW and 860 MW per day for 2024 and 2023, respectively. Accreditations are adjusted annually based on 3-year rolling performance metrics.
(iii).	Accredited capacity utilization is measured as power produced (MWh) divided by accredited capacity for the period (MW) multiplied by 24 times the number of days for the period.

When forward selling Capacity, we target annual sales of around $65.0 million to offset our fixed annual costs at the plant of approximately $60.0 million. We have already sold a large portion of our future Capacity, which we believe makes our forward Capacity sales goals attainable as illustrated in our "Solid Forward Sales Position" table below.

Our forward contracted energy sales position has a significant price increase in future years as illustrated in the graph below.

Lower Energy prices negatively affected both HPC’s generation model and the dispatch rates of Sunrise Coal’s utility customers.  In response to dispatching less, those customers slowed coal shipments from Sunrise during the winter season and throughout the shoulder season this spring.

To match Sunrise’s production levels and cost structure to that of the market demands, we restructured Sunrise operations in the first quarter of 2024.  As we have previously noted, the restructuring included a reduction in force (“RIF”) of approximately 110 people in February, and we have since allowed attrition to further reduce our workforce by approximately 130 additional people, a total workforce reduction of more than 25%.  We also restructured our operations to focus on our more profitable units and to idle units with higher production costs.  Transitioning our Oaktown mining facilities from 7 units of production to 4 units of production was a deliberate process which took considerable time and effort, and was completed in mid-July. We are encouraged by the early results of Sunrise’s restructuring and have seen improvement in mining costs since we made the decision to adjust our operations.

Historically, Sunrise Coal has generated approximately six million tons of coal annually. Following the restructuring, we expect Sunrise to produce roughly 3.5 million tons of coal on an annualized basis for 2024.  Total production for the first half of 2024 was 2.2 million tons, and we shipped 2.1 tons at an average sales price of $54.92 on a segment basis.   If market conditions warrant, our current operations are capable of producing at a 4.5-million-ton annualized pace.  In 2024, we have also secured supplemental coal from third party suppliers at favorable prices.  This allows us to diversify self-production supply risk and provides us with additional flexibility in our sales portfolio.  The optionality to obtain low-cost tons either internally or from third parties while capturing upward swings in the commodities markets for coal should further maximize margins while optimizing fuel costs at our Merom facility.

In response to lower Energy prices and our challenging mining conditions during the first half of 2024, we executed on several financing opportunities, including raising $34.5 million through an At-The-Market (“ATM”) equity offering selling 4.7 million shares at an average price of $7.38 per share and borrowing $5.0 million from several Directors on our Board.  In June, we received a $45.0 million prepayment for an 11-month forward Energy sale representing approximately 22% of our annual 6.0 million MWh goal during the term of the contract.

Our condensed consolidated financial statements should be read in conjunction with this discussion.  This analysis includes a discussion of metrics on a per mega-watt hour (MWh) and a per ton basis as derived from the condensed consolidated financial statements, which are considered non-GAAP measurements.  These metrics are significant factors in assessing our operating results and profitability.

OVERVIEW

I.	Q2 2024 Net Loss of $10.2 million.

a.	Electric Operations: During the second quarter of 2024, we sold 780,000 MWh representing a 4.4% decline in total MWh sold and an increase of $0.90 in operating revenues per MWh from Q1 2024. The decline in total MWh sold during Q2 2024 was driven by MISO pricing that was lower than our cost to produce for approximately two-thirds of the quarter, lower Electric Power demand due to a mild 2024 spring and summer and higher Gas utilization due to low Gas pricing.

i.	In Q2 2024, Electric Operations operating revenues were $57.0 million, or $73.10 per MWh, on a segment basis.

ii.	In Q2 2024, Electric Operations operating expenses per MWh were $64.39, which represents an increase of $10.88 per MWh from Q1 2024.

iii.	Q2 2024 Electric Operations income from operations was $8.71 per MWh, a decline of $9.98 from Q1 2024.

b.	Coal Operations: During the second quarter of 2024, 0.8 million tons of coal were shipped on a segment basis during the quarter, with approximately 0.3 million tons of that being shipped to the Merom Power Plant for $13.0 million. This is a decline of 0.4 million tons of coal shipped from Q1 2024, primarily due to decreased demand from a mild 2024 spring and summer and continued low Gas prices.

i.	In Q2 2024, Coal Operations operating revenues were $46.4 million, or $54.69 per ton, on a segment basis.

ii.	In Q2 2024, Hallador's Coal Operations operating expenses were $68.02 per ton on a segment basis, which represents a $3.50 per ton increase from Q1 2024. While Coal Operations operating expenses decreased $20.6 million in the second quarter of 2024 compared to the first quarter, tons sold also decreased 365,000 tons, or 30.1%, causing a higher operating expense per ton amount.

iii.	We recorded a loss from operations for the quarter of $(13.33) per ton on a segment basis. This is a decline of $(3.89) per ton from Q1 2024 income from operations. These declines were due primarily to the reduction in contract average sales prices and the reduction in demand for coal due to low Gas prices.

II.	Q2 2024 Activity

a.	Cash Flow & Debt

i.	During Q2 2024, our operating cash flow was $23.5 million, and we decreased our bank debt by $31.5 million.

ii.	As of June 30, 2024, our bank debt was $45.5 million, liquidity was $60.7 million, and our leverage ratio came in at 2.12X, within our covenant of 2.25X.

iii.	During Q2 2024, we entered into an 11-month, $45.0 million prepaid physically delivered power contract in which we will provide a total of 1,302,480 MW, as discussed in “Item 1. Footnote 7 – Revenue”.

iv.	During Q2 2024, we paid off the $5.0 million unsecured one-year notes from related parties affiliated with certain members of the Board of Directors that were issued during Q1 2024.

v.	Our ATM offering program raised $27.9 million through the issuance of 3.9 million shares of our common stock.

vi.	We converted our remaining $11.0 million of senior unsecured convertible notes, including accrued interest with 1,840,729 shares of our Company common stock. We also issued 249,271 shares of our Company’s common stock as additional value to the holders for converting.

III.	Solid Forward Sales Position (unaudited)

	2024	2025	2026	2027	2028	2029	Total
Power
Energy
Contracted MWh (in millions)	1.75	2.48	1.83	1.78	1.09	0.27	9.20
Average contracted price per MWh	$36.22	$35.70	$55.37	$54.65	$52.98	$51.00
Contracted revenue (in millions)	$63.39	$88.54	$101.33	$97.28	$57.75	$13.77	$422.06

Capacity
Average daily contracted capacity MWh	772	801	744	623	454	100
Average contracted capacity price per MWd	$207	$198	$230	$226	$225	$230
Contracted capacity revenue (in millions)	$29.40	$57.89	$62.46	$51.39	$37.39	$3.47	$242.00

Total Energy & Capacity Revenue

Contracted Power revenue (in millions)	$92.79	$146.43	$163.79	$148.67	$95.14	$17.24	$664.06

Coal
Priced tons - 3rd party (in millions)	1.26	1.78	0.50	0.50	—	—	4.04
Avg price per ton - 3rd party	$50.08	$50.04	$55.50	$55.50	$—	$—
Contracted coal revenue - 3rd party (in millions)	$63.10	$89.07	$27.75	$27.75	$—	$—	$207.67

Committed and unpriced tons - 3rd party (in millions)	—	1	1	1	—	—	3
Total contracted tons - 3rd party (in millions)	1.26	2.78	1.50	1.50	—	—	7.04

TOTAL CONTRACTED REVENUE (IN MILLIONS) - CONSOLIDATED	$155.89	$235.50	$191.54	$176.42	$95.14	$17.24	$871.73

Priced tons - Merom (in millions)	0.60	2.30	2.30	2.30	2.30	—	9.80
Avg price per ton - Merom	$51.00	$51.00	$51.00	$51.00	$51.00	$—
Contracted coal revenue - Merom (in millions)	$30.60	$117.30	$117.30	$117.30	$117.30	$—	$499.80

TOTAL CONTRACTED REVENUE (IN MILLIONS) - SEGMENT	$186.49	$352.80	$308.84	$293.72	$212.44	$17.24	$1,371.53

LIQUIDITY AND CAPITAL RESOURCES

I.	Liquidity and Capital Resources

a.	As set forth in our condensed consolidated statements of cash flows, cash provided by operations was $39.9 million and $44.2 million for the six months ended June 30, 2024 and 2023, respectively.

b.	Our projected electric capital expenditure budget for the remainder of 2024 is $6.5 million. Our projected coal operations capital expenditure budget for the remainder of 2024 is $8.8 million.

c.	We paid down bank debt of $46.0 million in the first half of 2024. As of June 30, 2024, our bank debt was $45.5 million.

d.	We expect cash from operations generated primarily to fund our capital expenditures and our debt service. As of June 30, 2024, we also had an additional borrowing capacity of $54.4 million.

II.	Material Off-Balance Sheet Arrangements

a.	Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. We have recorded the present value of reclamation obligations of $16.9 million, including $5.5 million at Merom, presented as asset retirement obligations (“ARO”) and accounts payable and accrued liabilities in our accompanying condensed consolidated balance sheets. In the event we are not able to perform reclamation, we have surety bonds in place totaling $30.8 million to cover ARO.

CAPITAL EXPENDITURES (capex)

For the first six months of 2024, capex was $28.0 million allocated as follows (in millions):

Oaktown – maintenance capex	$14.1
Oaktown – investment	2.1
Freelandville Mine	—
Merom Plant	11.5
Other	0.3
Capex per the Condensed Consolidated Statements of Cash Flows	$28.0

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

Electric Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Delivered Energy	$39,973	$53,862	$86,955	$130,284
Capacity	16,873	17,155	28,646	33,125
Other	174	86	331	188
OPERATING REVENUES:	57,020	71,103	115,932	163,597

EXPENSES:
Fuel	22,485	42,972	46,920	96,380
Other operating and maintenance costs	14,183	5,439	19,782	10,913
Utilities	143	116	225	219
Labor	7,160	7,469	14,843	16,166
Depreciation, depletion and amortization	4,698	4,675	9,395	9,350
Asset retirement obligations accretion	113	156	224	309
General and administrative	1,450	1,020	2,508	2,299
Total operating expenses	50,232	61,847	93,897	135,636
INCOME FROM OPERATIONS	$6,788	$9,256	$22,035	$27,961

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(per MWh)		(per MWh)
MWh Sold	780	1,043	1,596	2,305

Delivered Energy	$51.25	$51.64	$54.48	$56.52
Capacity	21.63	16.41	17.95	14.37
Other	0.22	0.08	0.21	0.08
OPERATING REVENUES:	73.10	68.13	72.64	70.97

EXPENSES:
Fuel	28.83	41.20	29.40	41.81
Other operating and maintenance costs	18.18	5.21	12.39	4.73
Utilities	0.18	0.11	0.14	0.10
Labor	9.18	7.16	9.30	7.01
Depreciation, depletion and amortization	6.02	4.48	5.89	4.06
Asset retirement obligations accretion	0.14	0.15	0.14	0.13
General and administrative	1.86	0.98	1.57	1.00
Total operating expenses	64.39	59.29	58.83	58.84
INCOME FROM OPERATIONS:	$8.71	$8.84	$13.81	$12.13

2024 vs. 2023 (second quarter)

Operating revenues from electric operations decreased $14.1 million, or 19.8%, compared to the second quarter of 2023 due to approximately 60% of total Energy hours at the Merom Hub being priced below our production cost at our Merom Facility, low Electric Power demand due to a mild 2024 spring and summer, and higher demand for Gas as Gas prices averaged $2.08 per MBtu during the second quarter of 2024 compared to $2.16 per MBtu during the second quarter of 2023.

Fuel decreased $20.5 million, or 47.7%, compared to the second quarter of 2023 due to lower coal usage and energy production as a result of weakened demand for electricity. Electric production decreased by 263,000 MWh, or 25.2%, from the second quarter of 2023. We were also able to acquire third-party coal at prices below our production costs for coal, further reducing our fuel expense during the quarter.

Other operating and maintenance costs increased $8.7 million, or 160.8%, compared to the second quarter of 2023 primarily due to the planned maintenance outage which resulted in $6.8 million in additional costs for the period.

Income from operations decreased $2.5 million, or 26.7%, and decreased $0.13 per MWh, from the three months ended June 30, 2023. The main drivers of this change in income from operations are described in the discussion above.

2024 vs. 2023 (first six months)

Operating revenues from electric operations decreased $47.7 million, or 29.1%, compared to the first half of 2023 due to MISO pricing that was lower than our cost to produce at times during the period, low Power demand due to a mild 2024 spring and summer, and higher demand for Gas as Gas prices during the spring season of 2024 (March through May) averaged $1.74 per MBtu compared to $2.21 per MBtu in the spring season of 2023.

Fuel decreased $49.5 million, or 51.3%, compared to the first half of 2023 due to lower coal usage and production as a result of weakened demand. Production decreased by 709,000 MWh, or 30.8%, from the first six months of 2023. Gas average spot prices were down $0.30 per MMBtu decreasing the demand for Electric Power.

Other operating and maintenance costs increased $8.9 million, or 81.3%, compared to the first half of 2023 primarily due to the planned maintenance outage which resulted in $6.6 million in additional costs for the period.

Income from operations decreased $5.9 million, or 21.2%, and increased $1.68 per MWh, from the six months ended June 30, 2023. The main drivers of this change in income from operations are described in the discussion above.

Coal Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
OPERATING REVENUES:	$46,429	$113,098	$113,299	$208,371

EXPENSES:
Fuel	750	1,610	1,985	4,175
Other operating and maintenance costs	21,597	36,275	53,388	63,182
Utilities	3,253	4,226	7,545	8,620
Labor	19,395	29,059	46,880	60,893
Depreciation, depletion and amortization	8,930	12,466	19,658	25,741
Asset retirement obligations accretion	286	305	574	603
Exploration costs	47	305	117	511
General and administrative	3,492	2,489	5,930	5,195
Total operating expenses	57,750	86,735	136,077	168,920
INCOME (LOSS) FROM OPERATIONS	$(11,321)	$26,363	$(22,778)	$39,451

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(per ton)		(per ton)
Tons Sold	849	1,714	2,063	3,407

OPERATING REVENUES:	$54.69	$65.98	$54.92	$61.16

EXPENSES:
Fuel	0.88	0.94	0.96	1.23
Other operating and maintenance costs	25.44	21.16	25.88	18.54
Utilities	3.83	2.47	3.66	2.53
Labor	22.84	16.95	22.72	17.87
Depreciation, depletion and amortization	10.52	7.27	9.53	7.56
Asset retirement obligations accretion	0.34	0.18	0.28	0.18
Exploration costs	0.06	0.18	0.06	0.15
General and administrative	4.11	1.45	2.87	1.52
Total operating expenses	68.02	50.60	65.96	49.58
INCOME (LOSS) FROM OPERATIONS:	$(13.33)	$15.38	$(11.04)	$11.58

2024 vs. 2023 (second quarter)

Segment operating revenues from coal operations decreased $66.7 million, or 58.9%, from the second quarter of 2023. Consolidated operating revenues from coal operations decreased $56.0 million, or 63%, from the second quarter of 2023. These declines were due to reductions in volume and average sales price for our coal. Our average sales price, on a segment basis, decreased $11.29 per ton and we sold 0.9 million tons less compared to the second quarter of 2023. Our average sales price on a consolidated basis decreased $7.21 per ton and we sold 0.8 million tons less compared to the second quarter of 2023. Operating revenues for the second quarter of 2024 include $12.9 million in sales to the Merom plant which were eliminated in the consolidation.

Other operating and maintenance costs decreased $14.7 million, or 40.5%, and labor decreased $9.7 million, or 33.3%, from the second quarter of 2023. These changes were driven by the Reorganization Plan disclosed in “Item 1. Note 16 — Organizational Restructuring” to the Condensed Consolidated Financial Statements. During the second quarter 2024, we produced 0.4 million tons less than first quarter 2024, we reduced production days from 7 days to 5 days and further reduced our coal employee headcount by 130 employees.

Depreciation, depletion, and amortization decreased $3.5 million, or 28.4%, from the second quarter of 2023 due to decreases in coal production and the remaining useful lives of the mine development assets.

Income (loss) from operations decreased $37.7 million, or 142.9%, and decreased $28.71 per ton, from the three months ended June 30, 2023. The main drivers of this change in income (loss) from operations are described in the discussion above.

2024 vs. 2023 (first six months)

Segment operating revenues from coal operations decreased $95.1 million, or 45.6%, from the first half of 2023. Consolidated operating revenues from coal operations decreased $100.8 million, or 55%, from the first half of 2023. These declines were due to reductions in volume and average sales price for our coal. Our average sales price, on a segment basis, decreased $6.24 per ton and we sold 1.3 million tons less compared to the first six months of 2023. Our average sales price, on a consolidated basis, for the six months ended 2024, decreased $3.11 per ton and we sold 1.6 million tons less compared to the first six months of 2023.

Other operating and maintenance costs decreased $9.8 million, or 15.5%, and labor decreased $14.0 million, or 23.0%, from the first six months of 2023. These changes were driven by the Reorganization Plan disclosed in “Item 1. Note 16 — Organizational Restructuring” to the Condensed Consolidated Financial Statements. During the first six months of 2024, we produced 1.6 million tons less on a segment basis than first six months of 2023, we went from 5 mines producing to 2 mines producing and further reduced our coal employee headcount by 339 employees.

Depreciation, depletion, and amortization decreased $6.1 million, or 23.6%, from the first half of 2023 due to decreases in coal production and the remaining useful lives of the mine development assets.

Income (loss) from operations decreased $62.2 million, or 157.7%, and decreased $22.62 per ton, from the six months ended June 30, 2023. The main drivers of this change in income from operations are described in the discussion above.

Quarterly coal sales and cost data on a segment basis are as follows (in thousands, except per ton data and wash plant recovery percentage):

All Mines	3rd 2023	4th 2023	1st 2024	2nd 2024	T4Qs
Tons produced	1,594	1,331	1,271	889	5,085
Tons sold	2,054	1,461	1,214	849	5,578
Wash plant recovery in %	65%	62%	60%	59%
Capex	$11,570	$17,867	$8,632	$7,560	$45,629
Maintenance capex	$7,938	$13,567	$8,085	$6,014	$35,604
Maintenance capex per ton	$3.86	$9.29	$6.66	$7.08	$6.38

All Mines	3rd 2022	4th 2022	1st 2023	2nd 2023	T4Qs
Tons produced	1,663	1,721	2,006	1,723	7,113
Tons sold	1,705	1,664	1,693	1,714	6,776
Wash plant recovery in %	69%	68%	70%	67%
Capex	$15,096	$12,368	$12,639	$14,445	$54,548
Maintenance capex	$6,625	$5,748	$7,778	$9,754	$29,905
Maintenance capex per ton	$3.89	$3.45	$4.59	$5.69	$4.41

Presentation of Consolidated Information

EARNINGS (LOSS) PER SHARE

	3rd 2023	4th 2023	1st 2024	2nd 2024
Basic	$0.49	$(0.31)	$(0.05)	$(0.27)
Diluted	$0.44	$(0.31)	$(0.05)	$(0.27)

	3rd 2022	4th 2022	1st 2023	2nd 2023
Basic	$0.05	$0.91	$0.67	$0.51
Diluted	$0.05	$0.83	$0.61	$0.47

INCOME TAXES

Our effective tax rate (ETR) is estimated at ~23% and ~11% for the six months ended June 30, 2024, and 2023, respectively.  For the six months ended June 30, 2024, we recorded income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items, and statutory rates in states in which we operate. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis and changes in the valuation allowance. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

RESTRICTED STOCK GRANTS

See “Item 1. Financial Statements - Note 9 - Stock Compensation Plans” for a discussion of RSUs.

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

Inventory is valued at a lower of cost or net realizable value (NRV).  Anticipated utilization of low sulfur, higher-cost coal from our Freelandville, and Prosperity mines has the potential to create NRV adjustments as our estimated needs change.  The NRV adjustments are subject to change as our costs may fluctuate due to higher or lower production and our NRV may fluctuate based on sales contracts we enter into from time to time.  As of June 30, 2024, and December 31, 2023, coal inventory includes NRV adjustments of $0.9 million and $2.0 million, respectively.

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

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2024, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.  MINE SAFETY DISCLOSURES

See Exhibit 95.1 to this Form 10-Q for a listing of our mine safety violations.

ITEM 6.  EXHIBITS

Exhibit No.	Document
10.1	Separation Agreement and General Release (Lawrence D. Martin)
31.1	SOX 302 Certification - Chief Executive Officer
31.2	SOX 302 Certification - Chief Financial Officer
32	SOX 906 Certification
95.1	Mine Safety Disclosures
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: August 7, 2024	/s/ MARJORIE HARGRAVE
Marjorie Hargrave, CFO (Principal Financial Officer and Principal Accounting Officer)