Form 10-Q
period 2025-06-30
HALLADOR ENERGY CO
filed 2025-08-11
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, we had 43,010,230 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$9,228	$7,232
Restricted cash	23,142	4,921
Accounts receivable	18,742	15,438
Inventory	43,570	36,685
Parts and supplies	42,755	39,104
Prepaid expenses	2,437	1,478
Total current assets	139,874	104,858
Property, plant and equipment:
Land and mineral rights	70,307	70,307
Buildings and equipment	446,278	429,857
Mine development	96,764	92,458
Finance lease right-of-use assets	13,034	13,034
Total property, plant and equipment	626,383	605,656
Less - accumulated depreciation, depletion and amortization	(363,704)	(347,952)
Total property, plant and equipment, net	262,679	257,704
Equity method investments	2,889	2,607
Other assets	4,071	3,951
Total assets	$409,513	$369,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net	$17,139	$4,095
Accounts payable and accrued liabilities	51,952	44,298
Current portion of lease financing	7,229	6,912
Contract liabilities - current	132,935	97,598
Total current liabilities	209,255	152,903
Long-term liabilities:
Bank debt, net	26,000	37,394
Long-term lease financing	5,052	8,749
Asset retirement obligations	15,822	14,957
Contract liabilities - long-term	29,216	49,121
Other	2,015	1,711
Total long-term liabilities	78,105	111,932
Total liabilities	287,360	264,835
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 42,978 and 42,621 issued and outstanding, as of June 30, 2025 and December 31, 2024, respectively	430	426
Additional paid-in capital	188,935	189,298
Retained deficit	(67,212)	(85,439)
Total stockholders’ equity	122,153	104,285
Total liabilities and stockholders’ equity	$409,513	$369,120

See accompanying notes to the condensed consolidated financial statements.

Hallador Energy Company

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
SALES AND OPERATING REVENUES:
Electric sales	$59,976	$59,979	$145,919	$120,880
Coal sales	38,147	32,801	68,332	82,431
Other revenues	4,766	1,045	6,425	2,308
Total sales and operating revenues	102,889	93,825	220,676	205,619
EXPENSES:
Fuel	15,063	12,370	30,273	20,929
Other operating and maintenance costs	28,955	33,981	57,344	70,963
Cost of purchased power	2,172	2,619	9,012	4,545
Utilities	4,507	3,910	8,659	8,504
Labor	26,799	26,555	53,828	61,723
Depreciation, depletion and amortization	5,542	13,649	20,519	29,092
Asset retirement obligations accretion	437	399	864	798
Exploration costs	98	47	119	117
General and administrative	7,501	7,803	14,326	13,747
Gain on disposal or abandonment of assets, net	(55)	(222)	(76)	(246)
Total operating expenses	91,019	101,111	194,868	210,172

INCOME (LOSS) FROM OPERATIONS	11,870	(7,286)	25,808	(4,553)

Interest expense (1)	(3,819)	(3,735)	(7,542)	(7,672)
Loss on extinguishment of debt	—	(1,937)	—	(2,790)
Equity method investment (loss)	197	(257)	(39)	(506)
NET INCOME (LOSS) BEFORE INCOME TAXES	8,248	(13,215)	18,227	(15,521)

INCOME TAX BENEFIT:
Current	—	—	—	—
Deferred	—	(3,011)	—	(3,621)
Total income tax benefit	—	(3,011)	—	(3,621)

NET INCOME (LOSS)	$8,248	$(10,204)	$18,227	$(11,900)

NET INCOME (LOSS) PER SHARE:
Basic	$0.19	$(0.27)	$0.43	$(0.32)
Diluted	$0.19	$(0.27)	$0.42	$(0.32)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	42,619	37,879	42,798	37,026
Diluted	43,048	37,879	43,434	37,026

(1) Interest Expense:
Interest on bank debt	$1,404	$2,779	$2,898	$5,584
Other interest	1,891	547	3,623	1,275
Amortization of debt issuance costs	524	409	1,021	813
Total interest expense	$3,819	$3,735	$7,542	$7,672

See accompanying notes to the condensed consolidated financial statements.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,227	$(11,900)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax (benefit)	—	(3,621)
Equity method investment loss	39	506
Depreciation, depletion and amortization	20,519	29,092
Loss on extinguishment of debt	—	2,790
Gain on disposal or abandonment of assets, net	(76)	(246)
Amortization of debt issuance costs	1,021	813
Asset retirement obligations accretion	864	798
Cash paid on asset retirement obligation reclamation	(311)	(602)
Stock-based compensation	1,559	2,247
Amortization of contract liabilities	(65,597)	(46,524)
Accretion on contract liabilities	3,215	—
Other	284	1,402
Change in current assets and liabilities:
Accounts receivable	(3,304)	839
Inventory	(6,885)	(9,520)
Parts and supplies	(3,651)	(582)
Prepaid expenses	1,003	2,140
Accounts payable and accrued liabilities	5,062	(11,107)
Contract liabilities	77,814	83,366
Net cash provided by operating activities	$49,783	$39,891
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(24,737)	$(28,044)
Proceeds from sale of equipment	162	2,474
Investment in equity method investments	(322)	—
Net cash used in investing activities	(24,897)	(25,570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on bank debt	(44,000)	(86,500)
Borrowings of bank debt	45,000	40,500
Payments on lease financing	(3,421)	(2,665)
Proceeds from sale and leaseback arrangement	—	3,783
Issuance of related party notes payable	—	5,000
Payments on related party notes payable	—	(5,000)
Debt issuance costs	(330)	(76)
ATM offering	—	34,515
Taxes paid on vesting of RSUs	(1,918)	(273)
Net cash used in financing activities	(4,669)	(10,716)
Increase in cash, cash equivalents, and restricted cash	20,217	3,605
Cash, cash equivalents, and restricted cash, beginning of period	12,153	7,123
Cash, cash equivalents, and restricted cash, end of period	$32,370	$10,728
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$9,228	$6,446
Restricted cash	23,142	4,282
	$32,370	$10,728
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,768	$6,312
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Change in capital expenditures included in accounts payable and prepaid expense	$843	$(1,694)
Stock issued on redemption of convertible notes and interest	$—	$22,993

See accompanying notes to the condensed consolidated financial statements.

Hallador Energy Company

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2025	42,978	$430	$190,378	$(75,460)	$115,348
Stock-based compensation	—	—	475	—	475
Taxes paid on vesting of RSUs	—	—	(1,918)	—	(1,918)
Net Income	—	—	—	8,248	8,248
Balance, June 30, 2025	42,978	$430	$188,935	$(67,212)	$122,153

Balance, December 31, 2024	42,621	$426	$189,298	$(85,439)	$104,285
Stock-based compensation	—	—	1,559	—	1,559
Stock issued on vesting of RSUs	513	5	(5)	—	—
Taxes paid on vesting of RSUs	(156)	(1)	(1,917)	—	(1,918)
Net Income	—	—	—	18,227	18,227
Balance, June 30, 2025	42,978	$430	$188,935	$(67,212)	$122,153

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2024	36,534	$365	$144,490	$139,003	$283,858
Stock-based compensation	—	—	1,581	—	1,581
Stock issued on vesting of RSUs	58	1	(1)	—	—
Taxes paid on vesting of RSUs	(27)	(1)	(271)	—	(272)
Stock issued on redemption of convertible notes	2,090	21	13,251	—	13,272
Stock issued in ATM offering	3,944	40	27,895	—	27,935
Net loss	—	—	—	(10,204)	(10,204)
Balance, June 30, 2024	42,599	$426	$186,945	$128,799	$316,170

Balance, December 31, 2023	34,052	$341	$127,548	$140,699	$268,588
Stock-based compensation	—	—	2,247	—	2,247
Stock issued on vesting of RSUs	379	4	(4)	—	—
Taxes paid on vesting of RSUs	(159)	(2)	(271)	—	(273)
Stock issued on redemption of convertible notes	3,672	36	22,957	—	22,993
Stock issued in ATM offering	4,655	47	34,468	—	34,515
Net loss	—	—	—	(11,900)	(11,900)
Balance, June 30, 2024	42,599	$426	$186,945	$128,799	$316,170

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

The results of operations and cash flows for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2025.

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

For the three and six months ended June 30, 2025, no impairment charges were recorded for long-lived assets.

(4)	INVENTORY

Inventory is valued at a lower of cost or net realizable value (NRV). As of June 30, 2025, and December 31, 2024, coal inventory includes NRV adjustments of $0.1 million and $0.3 million, respectively.

(5)	BANK DEBT

On June 27, 2025, the Company executed the Third Amendment (“Third Amendment”) to the Fourth Amended and Restated Credit Agreement, dated as of August 2, 2023 (as amended, the “Credit Agreement”), with PNC Bank, National Association (in its capacity as administrative agent, "PNC"), which was accounted for as a debt modification. The primary purpose of the Third Amendment was to provide additional operating flexibility for the remainder of 2025 by redefining covenants, deferring certain covenants until the third quarter of 2025 and moving our October 2025 payment to January 2026. The Third Amendment provides for additional flexibility for the Company to enter into prepaid forward power sale contracts, provided that the Company maintains one hundred percent of the outstanding aggregate principal balance of the Credit Agreement (“Term Loan”) as a compensating balance. During the second quarter of 2025, the Company entered into a $35.0 million prepaid forward power sales contract, as noted in “Note 7 – Revenue” of which $19.0 million of the proceeds were deposited into a money market account with the administrative agent. The compensating balance is classified as “restricted cash” on the condensed consolidated balance sheets at June 30, 2025. As part of the Third Amendment, the required October 2025 principal payment of $6.0 million and the January 2026 principal payment of $6.5 million, pursuant to the Term Loan, are both now due in January 2026. The balance of the Term Loan will be fully repaid no later than March 2026. All payments will be funded by withdrawals from our compensating balance held in our money market account. Furthermore, the Third Amendment defines certain administrative changes which include, among other things modifications to the required timelines related to reporting and the removal of third-party financial advisors.

Bank debt increased by $1.0 million during the six months ended June 30, 2025. Bank debt totaled $45.0 million and is comprised of our Term Loan ($19.0 million as of June 30, 2025) and a $75.0 million revolver ($26.0 million borrowed as of June 30, 2025) under the Credit Agreement. Our debt is recorded at amortized cost, which approximates fair value due to the variable interest rates in the agreement and is collateralized primarily by our assets.

Liquidity

As of June 30, 2025, we had additional borrowing capacity of $32.8 million under the revolver and total liquidity of $42.0 million. Our additional borrowing capacity is net of $16.2 million in outstanding letters of credit as of June 30, 2025 that were required to maintain surety bonds and other credit support obligations. Liquidity consists of our additional borrowing capacity and cash and cash equivalents.

The Company is currently in discussions with members of its existing bank group and other lenders to refinance our current Credit Agreement. The revolving credit facility matures July 31, 2026 and our Term Loan matures March 31, 2026. The balance of the Term Loan is scheduled to be repaid in January 2026 and March 2026, utilizing restricted cash as set forth in the Third Amendment. As such, the Term Loan is listed as current on the June 30, 2025 condensed consolidated balance sheet. While no definitive agreement has been reached as of the reporting date, management believes it is probable that the Credit Agreement will be refinanced on market terms and conditions for similar situated borrowers and consistent with the existing Credit Agreement. However, there can be no assurance that such efforts will be successful or completed on favorable terms. Failure to refinance our Credit Agreement debt prior to maturity could adversely affect the Company’s liquidity and financial condition.

Fees

Unamortized bank fees and other costs incurred in connection with our initial facility totaled $4.3 million. Additional costs incurred with our Debt Agreement amendments totaled $0.9 million, of which $0.3 million related to our Third Amendment. These unamortized bank fees were deferred and are being amortized over the term of the loan. Unamortized bank fees as of June 30, 2025, and December 31, 2024, were $1.9 million and $2.5 million, respectively. Unused borrowing capacity under the facility was $32.8 million as of June 30, 2025. Commitment fees on the unused portion of the facility are 0.50% per annum.

Bank debt, less debt issuance costs, is presented below (in thousands):

	June 30,	December 31,
	2025	2024
Current bank debt	$19,000	$6,000
Less unamortized debt issuance cost	(1,861)	(1,905)
Net current portion	$17,139	$4,095

Long-term bank debt	$26,000	$38,000
Less unamortized debt issuance cost	—	(606)
Net long-term portion	$26,000	$37,394

Total bank debt	$45,000	$44,000
Less total unamortized debt issuance cost	(1,861)	(2,511)
Net bank debt	$43,139	$41,489

Future Maturities (in thousands):
2025	$—
2026	45,000
Total	$45,000

Covenants

The Third Amendment, among other things, deferred the Maximum Leverage Ratio and Minimum Debt Service Coverage Ratios until September 2025. The Maximum Leverage Ratio requirement was changed to 3.00 to 1.00 for our fiscal quarter ending September 30, 2025, and is 2.25 to 1.00 thereafter. The Debt Service Coverage Ratio requirement was changed to 3.25 to 1.00 as long as the Company maintains the required compensating balance, if not, remains at 1.25 to 1.00. The Third Amendment removed the First Lien Leverage Ratio while maintaining the minimum liquidity requirement of $10.0 million, as defined in the First Amendment to the Credit Agreement.

As of June 30, 2025, we were in compliance with all other covenants defined in the Credit Agreement.

Interest Rate

The interest rate on the facility ranges from secured overnight financing rate (“SOFR”) plus 4.00% to SOFR plus 5.00%, depending on our Leverage Ratio. As of June 30, 2025, we were paying SOFR plus 5.00% on the outstanding bank debt which equates to an all-in rate of 9.43%.

(6)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following for the indicated dates (in thousands):

	June 30,	December 31,
	2025	2024
Accounts payable	$31,442	$24,291
Accrued property taxes	3,832	4,185
Accrued payroll	5,038	3,258
Workers' compensation reserve	5,306	4,321
Group health insurance	1,600	1,700
Asset retirement obligation - current portion	1,542	1,952
Other	3,192	4,591
Total accounts payable and accrued liabilities	$51,952	$44,298

(7)	REVENUE

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

When energy hours at the Merom Hub are priced below our production cost or during outages at Merom, we have the option to make net hourly purchases of power in the MISO market. We record these as “cost of purchased power” on our condensed consolidated statements of operations.

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

Electric operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Delivered energy (including contract liability amortization)	$44,132	$43,106	$116,268	$92,234
Capacity	15,844	16,873	29,651	28,646
Total Electric Operations sales	$59,976	$59,979	$145,919	$120,880

Coal operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outside third-party Indiana customers	$21,290	$15,048	$41,604	$33,152
Customers in Florida, North Carolina, Alabama and Georgia	16,857	17,753	26,728	49,279
Total Coal Operations sales	$38,147	$32,801	$68,332	$82,431

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

During the second quarter of 2025, we entered into a 17-month, $35.0 million prepaid physically delivered power contract in which Hallador will provide a total of 971,088 MWh to be delivered at various periods starting in July 2025 through November 2026. As the total amount paid up-front by the customer differs from the stand-alone selling price of the transferred power, the Company concluded the contract contains a significant financing component. The contract liability associated with the $35.0 million prepayment will be accreted over the agreement term based upon the Company’s incremental borrowing rate which approximates 9.50%, and the accretion will be separately recognized as interest expense.

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

The following table illustrates the balance of all current Electric and Coal Operations contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2025 and disaggregated by segment and contract duration.

	2025	2026	2027	2028	2029	Total
Delivered energy revenues	$95,510	$172,220	$97,280	$57,750	$13,770	$436,530
Capacity revenues	29,460	61,540	51,400	37,330	3,470	183,200
Coal Operations revenues	72,360	127,830	141,850	29,500	—	371,540
Total revenue (1)	$197,330	$361,590	$290,530	$124,580	$17,240	$991,270

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

The following table shows our beginning and ending accounts receivable from contracts with customers balance for the periods presented (in thousands):

	June 30,
	2025	2024
Accounts receivable from contracts with customers - beginning balance	$15,438	$19,937
Accounts receivable from contracts with customers - ending balance	$18,742	$19,098

As the Company fulfills its contractual obligations, we recognized those amounts in revenues. The following table reconciles our beginning and ending contract liabilities for the periods presented (in thousands):

	June 30,
	2025	2024
Total contract liabilities - beginning balance	$146,719	$113,741
Cash payments received on future contract obligations	82,476	90,082
Accretion on contract liabilities	3,215	—
Revenue recognized, cash payment received in prior period	(65,597)	(46,524)
Revenue recognized, cash payment received in current period	(4,662)	(6,716)
Total contract liabilities - ending balance	$162,151	$150,583

(8)	INCOME TAXES

For the six months ended June 30, 2025 and 2024, we recorded income taxes using an estimated annual effective tax rate based upon projected annual income (loss), forecasted permanent tax differences, discrete items, and statutory rates in states in which we operate. The effective tax rate for the six months ended June 30, 2025 and 2024, was ~ 0% due to recording of a full valuation allowance and ~23%, respectively. Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

(9)	STOCK COMPENSATION PLANS

Non-vested grants as of December 31, 2024	1,034,486
Vested - weighted average share price on vested date was $12.28	(513,068)
Forfeited	(9,500)
Non-vested grants as of June 30, 2025	511,918

For the three and six months ended June 30, 2025, our stock compensation expense was $0.5 million and $1.6 million, respectively. For the three and six months ended June 30, 2024, our stock compensation expense was $1.6 million and $2.2 million, respectively.

Non-vested RSU grants will vest as follows:

Vesting Year	RSUs Vesting
2025	159,500
2026	176,210
2027	176,208
511,918

The outstanding RSUs have a value of $8.1 million based on the June 30, 2025 closing stock price of $15.83.

As noted in our Form 8-K filed with the SEC on June 2, 2025, on May 29, 2025, shareholders approved the Second Amended and Restated 2008 Restricted Stock Unit Plan (the “RSU Plan”) which, (i) increased the number of shares available for issuance by 2,000,000 shares, and (ii) extended the term of the RSU Plan until May 29, 2035.

As of June 30, 2025, unrecognized stock compensation expense to be recognized over the rolling 3-year vesting period is $1.0 million, and we had 2,219,819 RSUs available for future issuance. RSUs are not allocated earnings and losses as they are considered non-participating securities. Forfeitures are recognized as they occur.

(10)	SELF-INSURANCE

The Company is self-insured for certain risks, including physical damage and operational liability, related to our non-leased underground mining equipment allocated among four mining units dispersed over seven miles. The Company records a liability for self-insured risks when a loss is both probable and reasonably estimable. The Company had no accrual for self-insurance liabilities as of June 30, 2025 or December 31, 2024.

The Company also self-insures for workers’ compensation claims under a guaranteed cost program. Under this program, the Company is responsible for the first $1.0 million per claim up to an aggregate of $4.0 million annually. The Company has restricted cash of $23.1 million and $3.4 million as of June 30, 2025, and December 31, 2024, respectively, which represents cash held and controlled by third parties and is restricted primarily for future workers’ compensation claim payments and the $19.0 million compensating balance on our Term Loan (as discussed in “Note 5 – Bank Debt” above). The Company had $5.3 million and $4.3 million of workers’ compensation reserve as of June 30, 2025 and December 31, 2024, respectively, in “accounts payable and accrued liabilities” on the condensed consolidated balance sheets.

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

The Company’s cash and cash equivalent and restricted cash balances on deposit with financial institutions total $32.4 million and $12.2 million as of June 30, 2025 and December 31, 2024, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition. The Company utilizes large and reputable banking institutions which it believes mitigates these risks. The Company has not experienced any losses in such accounts.

(12)	EQUITY METHOD INVESTMENTS

We own a 50% interest in Sunrise Energy, LLC, which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy, LLC, also plans to develop and explore for oil, natural gas, and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our condensed consolidated balance sheets as of June 30, 2025, and December 31, 2024, was $2.2 million and $2.1 million, respectively.

The Company also owns a 50% interest in Oaktown Gas, LLC. Oaktown Gas, LLC operates an emission abatement project through the destruction of gases extracted from the Oaktown mines to generate carbon credits and other emissions offset credits. The carrying value of the investment included in the condensed consolidated balance sheets as of June 30, 2025, and December 31, 2024, was $0.7 million and $0.5 million, respectively.

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

The CODM evaluates segment performance based upon EBITDA margin for each business segment. EBITDA margin is calculated for each segment as follows:

1.	For our Electric Operations segment, EBITDA margin is comprised of delivered energy revenues less certain significant segment expenses, which include (i) variable costs, (ii) other operating and maintenance costs, (iii) costs of purchased power, (iv) utilities, (v) labor and (vi) general and administrative costs. (i) Variable operating costs are comprised of fuel costs and certain other operating costs, such as limestone and soda ash.

2.	For our Coal Operations segment, EBITDA margin is comprised of coal sales less certain significant segment expenses, which include (i) fuel, (ii) other operating and maintenance costs, (iii) utilities, (iv) labor and (v) general and administrative costs.

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

Presented below are the Electric and Coal Operations key metrics reviewed by the CODM for the three months ended June 30, 2025 (in thousands):

	Electric Operations		Coal Operations
Delivered Energy	$44,132	Coal Sales	$45,529
Capacity Revenue	15,844
Electric Sales	$59,976

Fuel	$(21,328)
Other Operating Costs (1)	(1)
Total Variable Costs	$(21,329)

Other Operating and Maintenance Costs (2)	$(10,707)	Fuel	$(434)
Cost of Purchased Power	(2,172)	Other Operating and Maintenance Costs	(18,247)
Utilities	(1,383)	Utilities	(3,124)
Labor	(7,639)	Labor	(19,160)
Power Margin Without General and Administrative	16,746	Coal Margin Without General and Administrative	4,564
General and Administrative	(1,129)	General and Administrative	(1,915)
Electric Operations — EBITDA Margin	$15,617	Coal Operations — EBITDA Margin	$2,649

(1) Other operating costs primarily include costs for lime dust.
(2) Other operating and maintenance costs include all other operating and maintenance costs with the exceptions of those costs considered variable as discussed above in (1).

Presented below are the Electric and Coal Operations key metrics reviewed by the CODM for the three months ended June 30, 2024 (in thousands):

	Electric Operations		Coal Operations
Delivered Energy	$43,106	Coal Sales	$45,710
Capacity Revenue	16,873
Electric Sales	$59,979

Fuel	$(24,416)
Other Operating Costs (1)	7
Total Variable Costs	$(24,409)

Other Operating and Maintenance Costs (2)	$(12,479)	Fuel	$(750)
Cost of Purchased Power	(2,619)	Other Operating and Maintenance Costs	(21,597)
Utilities	(437)	Utilities	(3,253)
Labor	(7,160)	Labor	(19,395)
Power Margin Without General and Administrative	12,875	Coal Margin Without General and Administrative	715
General and Administrative	(1,450)	General and Administrative	(3,492)
Electric Operations — EBITDA Margin	$11,425	Coal Operations — EBITDA Margin	$(2,777)

(1) Other operating costs primarily include costs for lime dust.
(2) Other operating and maintenance costs include all other operating and maintenance costs with the exceptions of those costs considered variable as discussed above in (1).

Presented below are the Electric and Coal Operations key metrics reviewed by the CODM for the six months ended June 30, 2025 (in thousands):

	Electric Operations		Coal Operations
Delivered Energy	$116,268	Coal Sales	$100,303
Capacity Revenue	29,651
Electric Sales	$145,919

Fuel	$(59,399)
Other Operating Costs (1)	(9)
Total Variable Costs	$(59,408)

Other Operating and Maintenance Costs (2)	$(15,234)	Fuel	$(990)
Cost of Purchased Power	(9,012)	Other Operating and Maintenance Costs	(42,101)
Utilities	(2,059)	Utilities	(6,600)
Labor	(15,782)	Labor	(38,046)
Power Margin Without General and Administrative	44,424	Coal Margin Without General and Administrative	12,566
General and Administrative	(2,664)	General and Administrative	(4,228)
Electric Operations — EBITDA Margin	$41,760	Coal Operations — EBITDA Margin	$8,338

(1) Other operating costs primarily include costs for lime dust.
(2) Other operating and maintenance costs include all other operating and maintenance costs with the exceptions of those costs considered variable as discussed above in (1).

Presented below are the Electric and Coal Operations key metrics reviewed by the CODM for the six months ended June 30, 2024 (in thousands):

	Electric Operations		Coal Operations
Delivered Energy	$92,234	Coal Sales	$111,746
Capacity Revenue	28,646
Electric Sales	$120,880

Fuel	$(49,351)
Other Operating Costs (1)	14
Total Variable Costs	$(49,337)

Other Operating and Maintenance Costs (2)	$(17,365)	Fuel	$(1,985)
Cost of Purchased Power	(4,545)	Other Operating and Maintenance Costs	(53,388)
Utilities	(959)	Utilities	(7,545)
Labor	(14,843)	Labor	(46,880)
Power Margin Without General and Administrative	33,831	Coal Margin Without General and Administrative	1,948
General and Administrative	(2,508)	General and Administrative	(5,930)
Electric Operations — EBITDA Margin	$31,323	Coal Operations — EBITDA Margin	$(3,982)

(1) Other operating costs primarily include costs for lime dust.
(2) Other operating and maintenance costs include all other operating and maintenance costs with the exceptions of those costs considered variable as discussed above in (1).

Presented below are the Electric and Coal Operations revenues reconciled to our consolidated operating revenues for the three months ended June 30, 2025 (in thousands):

			Corporate and Other
Reconciliation of Revenue:	Electric Operations	Coal Operations	and Eliminations	Consolidated
Delivered Energy	$44,132	$—	$—	$44,132
Capacity Revenue	15,844	—	—	15,844
Other Operating Revenue	3,134	1,399	233	4,766
Coal Sales (Third-Party)	—	38,147	—	38,147
Coal Sales (Intercompany)	—	7,382	(7,382)	—
Operating Revenues	$63,110	$46,928	$(7,149)	$102,889

Presented below are the Electric and Coal Operations revenues reconciled to our consolidated operating revenues for the three months ended June 30, 2024 (in thousands):

			Corporate and Other
Reconciliation of Revenue:	Electric Operations	Coal Operations	and Eliminations	Consolidated
Delivered Energy	$43,106	$—	$—	$43,106
Capacity Revenue	16,873	—	—	16,873
Other Operating Revenue	174	497	374	1,045
Coal Sales (Third-Party)	—	32,801	—	32,801
Coal Sales (Intercompany)	—	12,909	(12,909)	—
Operating Revenues	$60,153	$46,207	$(12,535)	$93,825

Presented below are the Electric and Coal Operations revenues reconciled to our consolidated operating revenues for the six months ended June 30, 2025 (in thousands):

			Corporate and Other
Reconciliation of Revenue:	Electric Operations	Coal Operations	and Eliminations	Consolidated
Delivered Energy	$116,268	$—	$—	$116,268
Capacity Revenue	29,651	—	—	29,651
Other Operating Revenue	3,221	2,723	481	6,425
Coal Sales (Third-Party)	—	68,332	—	68,332
Coal Sales (Intercompany)	—	31,971	(31,971)	—
Operating Revenues	$149,140	$103,026	$(31,490)	$220,676

Presented below are the Electric and Coal Operations revenues reconciled to our consolidated operating revenues for the six months ended June 30, 2024 (in thousands):

			Corporate and Other
Reconciliation of Revenue:	Electric Operations	Coal Operations	and Eliminations	Consolidated
Delivered Energy	$92,234	$—	$—	$92,234
Capacity Revenue	28,646	—	—	28,646
Other Operating Revenue	331	1,307	670	2,308
Coal Sales (Third-Party)	—	82,431	—	82,431
Coal Sales (Intercompany)	—	29,315	(29,315)	—
Operating Revenues	$121,211	$113,053	$(28,645)	$205,619

Presented below is our reconciliation of EBITDA Margin to the most comparable GAAP account, income (loss) before income taxes for the three months ended June 30, 2025 (in thousands):

Reconciliation of Income (Loss)			Corporate and Other
before Income Taxes:	Electric Operations	Coal Operations	and Eliminations	Consolidated
Electric Operations — EBITDA Margin	$15,617	$—	$6,699	$22,316
Coal Operations — EBITDA Margin	—	2,649	(7,382)	(4,733)
Other Operating Revenue	3,134	1,399	233	4,766
Depreciation, Depletion and Amortization (1)	(5,164)	(359)	(19)	(5,542)
Asset Retirement Obligations Accretion	(123)	(314)	—	(437)
Exploration Costs	—	(98)	—	(98)
Gain (loss) on disposal or abandonment of assets, net	—	55	—	55
Interest Expense	(1,891)	(1,928)	—	(3,819)
Equity Method Investment (Loss)	—	—	197	197
Corporate — General and Administrative	—	—	(4,457)	(4,457)
Income (Loss) before Income Taxes	$11,573	$1,404	$(4,729)	$8,248

(1) Depreciation, Depletion and Amortization for Coal Operations includes a $4.8 million out-of-period adjustment resulting in decreased expense during the second quarter of 2025 due to an overestimate of depreciation, depletion and amortization expense in the first quarter 2025.

Presented below is our reconciliation of EBITDA Margin to the most comparable GAAP account, income (loss) before income taxes for the three months ended June 30, 2024 (in thousands):

Reconciliation of Income (Loss)			Corporate and Other
before Income Taxes:	Electric Operations	Coal Operations	and Eliminations	Consolidated
Electric Operations — EBITDA Margin	$11,425	$—	$12,796	$24,221
Coal Operations — EBITDA Margin	—	(2,777)	(12,909)	(15,686)
Other Operating Revenue	174	497	374	1,045
Depreciation, Depletion and Amortization	(4,698)	(8,930)	(21)	(13,649)
Asset Retirement Obligations Accretion	(113)	(286)	—	(399)
Exploration Costs	—	(47)	—	(47)
Gain (loss) on disposal or abandonment of assets, net	—	222	—	222
Interest Expense	(186)	(3,188)	(361)	(3,735)
Loss on Extinguishment of Debt	—	—	(1,937)	(1,937)
Equity Method Investment (Loss)	—	—	(257)	(257)
Corporate — General and Administrative	—	—	(2,862)	(2,862)
Corporate — Other Operating and Maintenance Costs	—	—	(131)	(131)
Income (Loss) before Income Taxes	$6,602	$(14,509)	$(5,308)	$(13,215)

Presented below is our reconciliation of EBITDA Margin to the most comparable GAAP account, income (loss) before income taxes for the six months ended June 30, 2025 (in thousands):

Reconciliation of Income (Loss)			Corporate and Other
before Income Taxes:	Electric Operations	Coal Operations	and Eliminations	Consolidated
Electric Operations — EBITDA Margin	$41,760	$—	$30,116	$71,876
Coal Operations — EBITDA Margin	—	8,338	(31,971)	(23,633)
Other Operating Revenue	3,221	2,723	481	6,425
Depreciation, Depletion and Amortization	(10,325)	(10,156)	(38)	(20,519)
Asset Retirement Obligations Accretion	(243)	(621)	—	(864)
Exploration Costs	—	(119)	—	(119)
Gain (loss) on disposal or abandonment of assets, net	—	76	—	76
Interest Expense	(3,623)	(3,919)	—	(7,542)
Equity Method Investment (Loss)	—	—	(39)	(39)
Corporate — General and Administrative	—	—	(7,434)	(7,434)
Income (Loss) before Income Taxes	$30,790	$(3,678)	$(8,885)	$18,227

Presented below is our reconciliation of EBITDA Margin to the most comparable GAAP account, income (loss) before income taxes for the six months ended June 30, 2024 (in thousands):

Reconciliation of Income (Loss)			Corporate and Other
before Income Taxes:	Electric Operations	Coal Operations	and Eliminations	Consolidated
Electric Operations — EBITDA Margin	$31,323	$—	$30,407	$61,730
Coal Operations — EBITDA Margin	—	(3,982)	(29,315)	(33,297)
Other Operating Revenue	331	1,307	670	2,308
Depreciation, Depletion and Amortization	(9,395)	(19,658)	(39)	(29,092)
Asset Retirement Obligations Accretion	(224)	(574)	—	(798)
Exploration Costs	—	(117)	—	(117)
Gain (loss) on disposal or abandonment of assets, net	—	246	—	246
Interest Expense	(334)	(6,397)	(941)	(7,672)
Loss on Extinguishment of Debt	—	—	(2,790)	(2,790)
Equity Method Investment (Loss)	—	—	(506)	(506)
Corporate — General and Administrative	—	—	(5,310)	(5,310)
Corporate — Other Operating and Maintenance Costs	—	—	(223)	(223)
Income (Loss) before Income Taxes	$21,701	$(29,175)	$(8,047)	$(15,521)

Presented below are our Electric and Coal Operations assets and capital expenditures for the periods presented below (in thousands):

			Corporate and Other
Other Reconciliations:	Electric Operations	Coal Operations	and Eliminations	Consolidated
Assets at June 30, 2025	$231,774	$156,811	$20,928	$409,513
Assets at December 31, 2024	$220,477	$144,519	$4,124	$369,120
Capital Expenditures at June 30, 2025	$12,700	$12,037	$—	$24,737

Presented below are our Electric and Coal Operations assets and capital expenditures for the periods presented below (in thousands):

			Corporate and Other
Other Reconciliations:	Electric Operations	Coal Operations	and Eliminations	Consolidated
Assets at June 30, 2024	$220,511	$367,807	$6,851	$595,169
Assets at December 31, 2023	$208,331	$376,387	$5,062	$589,780
Capital Expenditures at June 30, 2024	$11,519	$16,192	$333	$28,044

(15)	NET INCOME (LOSS) PER SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic earnings (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings per common share:
Net income (loss) - basic	$8,248	$(10,204)	$18,227	$(11,900)
Weighted average shares outstanding - basic	42,619	37,879	42,798	37,026
Basic earnings (loss) per common share	$0.19	$(0.27)	$0.43	$(0.32)

The following table (in thousands, except per share amounts) sets forth the computation of diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Diluted earnings per common share:
Net income (loss) - diluted	$8,248	$(10,204)	$18,227	$(11,900)

Weighted average shares outstanding - basic	42,619	37,879	42,798	37,026
Add: Dilutive effects of Restricted Stock Units	429	—	636	—
Weighted average shares outstanding - diluted	43,048	37,879	43,434	37,026

Diluted net income (loss) per share	$0.19	$(0.27)	$0.42	$(0.32)

(16)	CONTINGENCIES

Our Coal Operations subsidiary is party to litigation in which the plaintiffs allege violations of the Fair Labor Standards Act and state law due to alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay. In January 2025, we agreed to settle with the plaintiffs such litigation for $2.8 million, which was recorded in “operating expenses” on our consolidated statements of operations for the year ended December 31, 2024 and is in “accounts payable and accrued liabilities” on our condensed consolidated balance sheets at June 30, 2025.

(17)	SUBSEQUENT EVENTS

On July 1, 2025, the Company amended a third party customer’s coal supply sales agreement increasing contractual tons delivered by 0.3 million and 0.1 million, or $13.0 million and $2.6 million in revenue, for 2025 and 2026, respectively.

On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (“the OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. The Company is analyzing the potential impacts of this legislation on its business and does not anticipate there to be a material impact as a result.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION UPDATES THE MD&A SECTION OF OUR 2024 ANNUAL REPORT ON FORM 10-K AND SHOULD BE READ IN CONJUNCTION THEREWITH.

We are pleased with our positive results in the second quarter, which is especially encouraging given that energy pricing and demand in the spring season is typically lower due to milder weather. During the quarter we generated $102.9 million of revenue with $17.6 million of EBITDA margin, an improvement of $9.1 million of EBITDA margin over the same period a year ago.

One of our two generating units at Merom was out of service for planned maintenance during the majority of the quarter. We benefited from higher-than-expected energy prices and consistent energy volumes from the generating unit that was in operation. We also saw positive results in our Coal Operations segment, including improvements in our coal production, operating costs and recovery metrics at our Oaktown mining complex. These improvements, in addition to the planned outage at Merom, resulted in higher coal inventory levels companywide. We expect coal inventories to decrease in the second half of 2025 based on increased coal shipments and greater energy generation at Merom now that this year’s planned outage is completed.

The Company continued its strategy of supplementing periods of weaker pricing with limited sales of firm energy. These firm energy sales help to mitigate the impacts of inconsistent weather and fluctuating energy prices and allowed us to focus on maximizing the value of Merom in a way that balances challenging periods while also giving us flexibility to capture upside opportunity in periods of elevated pricing, like we saw in June. In late June, we expanded our relationship with one of our firm energy counterparties, entering into a $35.0 million prepaid forward power sales contract with energy to be delivered at various periods throughout 2025 and 2026. In connection with this agreement, we also entered into the Third Amendment to our Credit Amendment, which moved the required Term Loan payment from October 2025 to January 2026 and adjusted various covenants to provide additional operating flexibility throughout the summer and into the fourth quarter. The prepaid funds will be used in a variety of ways, including fully cash collateralizing the outstanding $19.0 million Term Loan principal balance under the Credit Agreement and to support company operations.

Turning to our negotiations in support of a long-term power purchase agreement with a utility or data center developer, we have seen significant interest in our capacity and energy offerings throughout the quarter. Following the termination of our exclusivity agreement with a leading global data center developer, we have seen a high level of engagement from third parties, including other data center developers and utilities. Each of the interested parties brings a different perspective to the negotiations and each presents opportunities and challenges to effectively monetize our capacity and energy offerings. While we remain in contact with our original counterparty, we are encouraged by our discussions with several of these newly interested parties. We believe that the evolving energy markets, specifically as related to data center growth and favorable utility demand, as well as the favorable regulatory environment, provide the potential to leverage opportunities that simply were not available when we began the request for a proposal process last summer. The utility discussions that we are currently engaged in are intrinsically more straightforward to negotiate, can be implemented sooner and could result in greater sales volumes of energy and accredited capacity. We anticipate pricing will be around the energy curve with terms of ten years or more. As we have highlighted in previous disclosures, many of the non-utility arrangements are inherently complex and involve multiple parties, which adds time and alignment challenges to the negotiation process. Notwithstanding those challenges, returning to non-exclusive negotiations has reinforced our belief that in the end, we will forge a strategic partnership that will create significant value for years to come.

Over the last several quarters, we have highlighted our belief that the prevailing industry trend of retiring dispatchable generators, including coal, in favor of non-dispatchable resources such as wind and solar will create an unbalanced energy equation, reduce reliability and increase long-term volatility in the energy markets. It is our position that the enhanced reliability of dispatchable generation, like Merom, versus non-dispatchable generators will increase the value of the attributes of Hallador Power in the overall energy markets. In light of this, we continue to evaluate how to further enhance this value. As we have previously discussed, we are actively seeking acquisition opportunities for additional dispatchable generation, which we believe will help diversify our risk and provide opportunities to upsize strategic future arrangements. We believe that this approach has the potential to enhance our financial flexibility and strengthen our position in the evolving energy market.

Additionally, we see the potential of enhancing the reliability, resiliency and flexibility of Merom by adding natural gas and creating a dual fuel scenario, if and when the opportunity makes operational and financial sense. While we are still in the evaluation process, by adding the capability to co-fire with gas or coal, we believe that it could provide Hallador Power the ability to take advantage of the best fuel cost scenario and better control our operating expenses. We believe that the ability to co-fire with natural gas and/or coal will also provide increased resiliency in times where gas availability is traditionally limited, as we have seen in various winter storms across the last several years. This co-firing also allows us to retain the advantage of operating our Sunrise Coal subsidiary and leveraging our own coal supply to prevent unreasonable price increases by third party providers while simultaneously supporting our workforce and the surrounding community. This evaluation is complex on a variety of levels, specifically customer preference and an evolving regulatory environment that could have material impacts on the timing and economic benefits of undertaking such a change.

We continue to invest in the future of the plant through extensive maintenance and capital expenditures. We had one unit out of service for planned maintenance for most of the quarter and extending into early third quarter. We typically choose the shoulder season periods for these planned maintenance outages as power demand and pricing in spring are traditionally lower than in other parts of the year. We also try to limit our firm energy sales during these periods to guard against any unforeseen or forced outages, which have the potential to expose us to spot market pricing. Despite the outage, we saw stronger than expected prices in June, which we were able to take advantage of with the unit that remained online. As illustrated in the solid forward sales position table below, in 2026, we currently have 4.0 million delivered energy MWh contracted at an average sales price of $43.05 per MWh. We continue to see higher demand and increase in our average contracted sales price. Our largest PPA contract will see an increase of more than $20.00 per MWh in 2026 as compared to 2025 on expected volumes of approximately 1.6 million MWh. Following 2026, we are optimistic that we will be able to sell energy at higher prices in support of data center development and/or to traditional wholesale customers in line with the indicators of a strong forward curve.

We believe that Hallador is uniquely positioned to transform retiring and/or underperforming assets into future opportunities. This will enable us to supply high demand end users, such as data centers and on-shored industrial customers, with minimal impact to retail consumers, unlike a traditional utility siphoning off consumer power to serve these types of large load end-users. By continuing the operations of the dispatchable plants to support large load industrial users as the utilities transition to non-dispatchable generation, the new generation becomes additive to the already struggling grid rather than cannibalizing the overall reliability of what exists today. We remain optimistic about the potential to add to our strategic portfolio and the long-term benefits that such a transaction could produce for the company, its shareholders and its customers. This model for growth enables us to capture value from the critical factors limiting artificial intelligence and data center growth, accredited capacity and reliable and affordable energy. Importantly, the positive momentum that we continue to see from the current administration on both the federal and state levels should make transactions of this sort more feasible than they would have been under the prior administration.

Shifting to our Coal Operations, we continue to see the benefits of our 2024 organizational restructuring. While much of the last year was focused on optimizing production, headcount, and strategy to best support our Electric Operations and our existing third-party coal contracts, we have seen improved operational expenses, more efficient recoveries and accelerating shipments. As we have said before, this organizational restructuring should provide us with greater flexibility to quickly scale if we see coal prices increase to a point that justifies restarting production at higher cost units. Additionally, while our coal inventories are elevated, we believe that we are well-positioned to meet industry needs in the event that coal plants, including Merom, continue to dispatch at higher levels.

With renewed support of coal mining and coal fired power generation on both the federal and state level, we believe that we are well positioned to take advantage of opportunities for growth and/or expansion. Current market dynamics remain stronger than they have been in the past year, and we continue to evaluate if and when it makes sense to bring on additional coal production in the back half of 2025 and/or 2026. Starting in 2026 our average contracted sales price across all contracts is approximately $4.00 per ton higher than the average contracted sales price in 2025.

Notwithstanding this potential to increase production, we currently expect to produce approximately 3.7 million tons of coal in 2025. In the first half of 2025, we produced approximately 2.1 million tons of coal at our Oaktown Mining Complex. We use supplemental coal from third party suppliers at Merom, typically purchased at favorable prices to help diversify self-production supply risk and to provide us additional flexibility in our sales portfolio if prices increase on the spot market. This optionality to obtain low-cost tons either internally or from third-parties while capturing upward swings in the commodity markets for coal should allow us to further maximize margins while optimizing fuels costs at Merom.

The continued transformation of Hallador from a commodity focused producer of coal to an IPP remains our primary focus, while leveraging this transition to capture the expanding margins of the energy markets and capitalize on the soaring demand for reliable electricity. The strong and varied interest that we have experienced following the end of our exclusivity period has been encouraging and we are steadfast in our belief of the value that our strategic transition in support of the economy’s desire for reliable energy will bring. We continue to believe that our business is well positioned to take advantage of opportunities for growth and cash flow generation as they arise.

Our goal is for Hallador Power to generate on average 1.5 million MWh on a quarterly basis, which equates to 6.0 million MWh annually (see Hallador Power’s capacity and utilization information below). During the first six months of the year, Hallador Power generated 2.2 million MWh, or 73.3% of our quarterly target and purchased 0.2 million MWh.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Power Capacity and Utilization
Nameplate capacity (MW)(i)	1,080	1,080	1,080	1,080
Accredited capacity for the period (MW)(ii)	921	911	857	874
Accredited capacity utilization(iii)	37%	39%	60%	42%

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

When forward selling Capacity, we target annual sales of around $65.0 million to offset our fixed annual costs at the plant of approximately $60.0 million. For 2025, we have contracted approximately $56.0 million or 86.2% of our target. We believe our forward Capacity sales goals are attainable as illustrated in our “Solid Forward Sales Position” table below.

Our condensed consolidated financial statements should be read in conjunction with this discussion. This analysis includes a discussion of metrics on a per mega-watt hour (MWh) and a per ton basis as derived from the condensed consolidated financial statements, which are considered non-GAAP measurements. These metrics are significant factors in assessing our operating results and profitability.

OVERVIEW

The following is an overview our Electric Operations and Coal Operations for Q2 2025 compared to Q1 2025.

I.	Q2 2025 Net Income of $8.2 million.
a.	Electric Operations: During the second quarter of 2025, we sold 0.8 million MWh representing a 50.0% decrease in total MWh sold from Q1 2025. This decrease was expected as Q2 typically has lower demand for power and we had a planned maintenance outage on one of our units at Merom for approximately two months during the quarter. Operating revenues increased $17.53 per MWh from the first quarter of 2025. This change was primarily due to the allocation of capacity revenue over lower energy volumes.
i.	In Q2 2025, Electric Sales were $60.0 million, or $72.44 per MWh sold, on a segment basis.
ii.	In Q2 2025, Electric Operations fuel, other operating and maintenance and cost of purchased power were $34.2 million, or $41.31 per MWh compared to $49.4 million, or $31.59 per MWh in Q1 2025. This increase in costs per MWh was due to lower energy volumes driven by the planned maintenance outage at Merom.
iii.	Q2 2025 Electric Operations income before income taxes was $13.99 per MWh, an increase of $1.72 from Q1 2025.
b.	Coal Operations: During the second quarter of 2025, 0.9 million tons of coal were shipped on a segment basis, with approximately 0.1 million tons of that being shipped to Merom for $7.4 million. This is a decrease of 0.2 million tons of coal shipped from Q1 2025, on a segment basis. This decrease in coal shipments is mainly driven by a 70.0% reduction in shipments to Merom due to the shoulder season and lower demand for power.
i.	In Q2 2025, Coal Operations operating revenues were $45.5 million, or $51.16 per ton, on a segment basis, an increase of $0.02 per ton from Q1 2025.
ii.	In Q2 2025, Hallador’s Coal Operations other operating and maintenance costs were $18.2 million, or $20.50 per ton, compared to $23.9 million, or $22.27 per ton, on a segment basis, in Q1 2025.
iii.	We recorded income before income taxes for the quarter of $1.58 per ton on a segment basis. This is an increase of $7.56 per ton from Q1 2025.

II.	Solid Forward Sales Position (unaudited)

	2025	2026	2027	2028	2029	Total
Power
Energy
Contracted MWh (in millions)	2.53	4.00	1.78	1.09	0.27	9.67
Average contracted price per MWh	$37.75	$43.05	$54.65	$52.98	$51.00
Contracted revenue (in millions)	$95.51	$172.22	$97.28	$57.75	$13.77	$436.53

Capacity
Average daily contracted capacity MW	716	733	623	454	100
Average contracted capacity price per MWd	$224	$230	$226	$225	$230
Contracted capacity revenue (in millions)	$29.46	$61.54	$51.40	$37.33	$3.47	$183.20

Total Energy & Capacity Revenue

Contracted Power revenue (in millions)	$124.97	$233.76	$148.68	$95.08	$17.24	$619.73

Coal
Priced tons - 3rd party (in millions)	1.42	2.30	2.50	0.50	—	6.72
Avg price per ton - 3rd party	$50.96	$55.58	$56.74	$59.00	$—
Contracted coal revenue - 3rd party (in millions)	$72.36	$127.83	$141.85	$29.50	$—	$371.54

TOTAL CONTRACTED REVENUE (IN MILLIONS) - CONSOLIDATED	$197.33	$361.59	$290.53	$124.58	$17.24	$991.27

Priced tons - Intercompany (in millions)	1.67	2.30	2.30	2.30	—	8.57
Avg price per ton - Intercompany	$51.00	$51.00	$51.00	$51.00	$—
Contracted coal revenue - Intercompany (in millions)	$85.17	$117.30	$117.30	$117.30	$—	$437.07

TOTAL CONTRACTED REVENUE (IN MILLIONS) - SEGMENT	$282.50	$478.89	$407.83	$241.88	$17.24	$1,428.34

●	Actual revenue related to solid forward sales positions may differ materially for various reasons, including price adjustment features for coal quality and cost escalations, volume optionality provisions and potential force majeure events.

LIQUIDITY AND CAPITAL RESOURCES

I.	Liquidity and Capital Resources
a.	As set forth in our condensed consolidated statements of cash flows, cash provided by operations was $49.8 million and $39.9 million for the six months ended June 30, 2025 and 2024, respectively.
b.	Bank debt increased by $1.0 million during the six months ended June 30, 2025. As of June 30, 2025, our bank debt was $45.0 million.
c.	We expect cash generated from operations to primarily fund our capital expenditures and our debt service. As of June 30, 2025, we also had an additional borrowing capacity of $32.8 million.
d.	Total liquidity as of June 30, 2025 was $42.0 million.
II.	Material Off-Balance Sheet Arrangements
a.	Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. We have recorded the present value of reclamation obligations of $17.4 million, including $5.9 million at Merom, presented as asset retirement obligations (“ARO”) and accounts payable and accrued liabilities in our accompanying condensed consolidated balance sheets. In the event we are not able to perform reclamation, we have surety bonds in place totaling $30.9 million to cover ARO.

CAPITAL EXPENDITURES (capex)

For the six months ended June 30, 2025, capex was $24.8 million allocated as follows (in millions):

Oaktown – maintenance capex	$7.7
Oaktown – investment	4.4
Merom Plant	12.7
Capex per the Condensed Consolidated Statements of Cash Flows	$24.8

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

Electric Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Delivered Energy	$44,132	$43,106	$116,268	$92,234
Capacity Revenue	15,844	16,873	29,651	28,646
Electric Sales	$59,976	$59,979	$145,919	$120,880

Fuel	$(21,328)	$(24,416)	$(59,399)	$(49,351)
Other Operating Costs (1)	(1)	7	(9)	14
Other Operating and Maintenance Costs (2)	(10,707)	(12,479)	(15,234)	(17,365)
Cost of Purchased Power	(2,172)	(2,619)	(9,012)	(4,545)
Utilities	(1,383)	(437)	(2,059)	(959)
Labor	(7,639)	(7,160)	(15,782)	(14,843)
General and Administrative	(1,129)	(1,450)	(2,664)	(2,508)
EBITDA Margin	15,617	11,425	41,760	31,323
Other Operating Revenue	3,134	174	3,221	331
Depreciation, Depletion and Amortization	(5,164)	(4,698)	(10,325)	(9,395)
Asset Retirement Obligations Accretion	(123)	(113)	(243)	(224)
Interest expense	(1,891)	(186)	(3,623)	(334)
Income before Income Taxes	$11,573	$6,602	$30,790	$21,701

(1) Other operating costs include costs for limestone, dibasic acid, ammonia, lime dust and soda ash.

(2) Other operating and maintenance costs include all other operating and maintenance costs with the exceptions of those costs considered variable as discussed above in (1).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(per MWh)		(per MWh)
MWh Generated (in thousands)	754	780	2,176	1,596
MWh Purchased (in thousands)	74	59	216	134
MWh Sold (in thousands)	828	839	2,392	1,730

Delivered Energy	$53.30	$51.38	$48.61	$53.31
Capacity Revenue	19.14	20.11	12.40	16.56
Electric Sales	$72.44	$71.49	$61.01	$69.87

Fuel	$(25.76)	$(29.10)	$(24.83)	$(28.53)
Other Operating Costs (1)	—	0.01	—	0.01
Other Operating and Maintenance Costs (2)	(12.93)	(14.87)	(6.37)	(10.04)
Cost of Purchased Power	(2.62)	(3.12)	(3.77)	(2.63)
Utilities	(1.67)	(0.52)	(0.86)	(0.55)
Labor	(9.23)	(8.53)	(6.60)	(8.58)
General and Administrative	(1.36)	(1.73)	(1.11)	(1.45)
EBITDA Margin	18.87	13.63	17.47	18.10
Other Operating Revenue	3.79	0.21	1.35	0.19
Depreciation, Depletion and Amortization	(6.24)	(5.60)	(4.32)	(5.43)
Asset Retirement Obligations Accretion	(0.15)	(0.13)	(0.10)	(0.13)
Interest expense	(2.28)	(0.22)	(1.51)	(0.19)
Income before Income Taxes	$13.99	$7.89	$12.89	$12.54

(1) Other operating costs include costs for limestone, dibasic acid, ammonia, lime dust and soda ash.

(2) Other operating and maintenance costs include all other operating and maintenance costs with the exceptions of those costs considered variable as discussed above in (1).

Q2 2025 vs. Q2 2024

Delivered Energy revenue on a dollar and per MWh basis remained flat quarter over quarter, however MWh generated decreased 0.1 million or 3.3% and MWh purchased increased 0.1 million MWh or 25.4% during the same periods. When energy hours at the Merom Hub are priced below our production cost or during outages at Merom, we have the option to make net hourly purchases of power in the MISO market, which we record as cost of purchased power. Cost of purchased power in Q2 2025 was $2.2 million at an average purchase price of $29.35 MWh compared to $2.6 million at an average price of $44.39 per MWh in Q2 2024.

Fuel costs decreased $3.1 million, or 12.6%, compared to the second quarter of 2024. On a per MWh basis, fuel costs decreased $3.34, or 11.5%. This change was due to decreased production of energy as noted above resulting in 0.1 million tons or 11.4% less tons of coal used. The average purchase price per ton of coal used in the plant on a segment basis, was $53.38 in the second quarter of 2025, decreasing from $54.17 per ton in the second quarter of 2024.

Other operating revenue increased $3.0 million, or 1701.1%, compared to Q2 2024. Other operating revenue on a per MWh basis increased $3.58, or 1704.8%. This change was due to revenue received related to contractual negotiations on the exclusivity agreement.

Electric interest expense increased $1.7 million, or 916.7%, compared to the second quarter of 2024. On a per MWh basis, interest expense increased $2.06, or 936.4%. The increase in our interest expense relates to accretion on our prepaid delivered energy contracts that were entered into in October 2024 and June 2025.

Income before income taxes increased $5.0 million, or 75.3%, compared to the second quarter of 2024. The main drivers of this change in income before income taxes are described in the discussion above.

YTD 2025 vs. YTD 2024

Delivered energy increased $24.0 million, or 26.1%, compared to the first six months of 2024. This increase is attributable to new PPA contracts starting in Q1 2025 that were not in effect during 2024. Total PPA hours delivered in the first six months of 2025 were 1.8 million at an average price of $36.63 per MWh compared to delivery of 1.0 million MWh at an average price of $34.42 for the same period in 2024.

Fuel increased $10.0 million, or 20.4%, compared to the first six months of 2024. The increase in fuel costs were directly related to the increase in MWh generated, requiring the increased use of fuel by 0.2 million tons of coal or 21%. On a per MWh basis, fuel decreased $3.70, or 13.0% at an average cost of $53.65 per ton for 2025 compared to an average cost of $55.80 per ton for 2024.

The cost of purchased power increased $4.5 million, or 98.3%, compared to year-to-date 2024. On a per MWh basis, cost of purchased power increased $1.14, or 43.3%. When energy hours at the Merom Hub are priced below our production cost or during outages at Merom, we have the option to make net hourly purchases of power in the MISO market, which we record as cost of purchased power.

Electric interest expense increased $3.3 million, or 984.7%, compared to the first six months of 2024. On a per MWh basis, interest expense increased $1.32, or 694.7%. The increase in our interest expense relates to accretion on our prepaid delivered energy contracts that were entered into in October 2024 and June 2025.

Income before income taxes increased $9.1 million, or 41.9%, compared to the first six months of 2024. The main drivers of this change in income before income taxes are described in the discussion above.

Coal Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Coal Sales	$45,529	$45,710	$100,303	$111,746

Fuel	$(434)	$(750)	$(990)	$(1,985)
Other Operating and Maintenance Costs	(18,247)	(21,597)	(42,101)	(53,388)
Utilities	(3,124)	(3,253)	(6,600)	(7,545)
Labor	(19,160)	(19,395)	(38,046)	(46,880)
General and Administrative	(1,915)	(3,492)	(4,228)	(5,930)
EBITDA Margin	2,649	(2,777)	8,338	(3,982)
Other Operating Revenue	1,399	497	2,723	1,307
Depreciation, Depletion and Amortization	(359)	(8,930)	(10,156)	(19,658)
Asset Retirement Obligations Accretion	(314)	(286)	(621)	(574)
Exploration Costs	(98)	(47)	(119)	(117)
Gain on disposal or abandonment of assets, net	55	222	76	246
Interest expense	(1,928)	(3,188)	(3,919)	(6,397)
Income (Loss) before Income Taxes	$1,404	$(14,509)	$(3,678)	$(29,175)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(per ton)		(in thousands)
Tons Sold	890	849	1,961	2,063

Coal Sales	$51.16	$53.84	$51.15	$54.17

Fuel	$(0.49)	$(0.88)	$(0.50)	$(0.96)
Other Operating and Maintenance Costs	(20.50)	(25.44)	(21.47)	(25.88)
Utilities	(3.51)	(3.83)	(3.37)	(3.66)
Labor	(21.53)	(22.84)	(19.40)	(22.72)
General and Administrative	(2.15)	(4.11)	(2.16)	(2.87)
EBITDA Margin	2.98	(3.27)	4.25	(1.93)
Other Operating Revenue	1.57	0.59	1.39	0.63
Depreciation, Depletion and Amortization	(0.40)	(10.52)	(5.18)	(9.53)
Asset Retirement Obligations Accretion	(0.35)	(0.34)	(0.32)	(0.28)
Exploration Costs	(0.11)	(0.06)	(0.06)	(0.06)
Gain on disposal or abandonment of assets, net	0.06	0.26	0.04	0.12
Interest expense	(2.17)	(3.76)	(2.00)	(3.10)
Income (Loss) before Income Taxes	$1.58	$(17.09)	$(1.88)	$(14.14)

Q2 2025 vs. Q2 2024

Other operating and maintenance costs decreased $3.4 million, or 15.5%, compared to the second quarter of 2024. On a per ton basis other operating and maintenance costs decreased $4.94, or 19.4%. This change was the result of impacts related to the non-cash impairment charge recognized in Q4 2024 in the amount $215.1 million as well as increased coal production of 0.2 million tons or 19.1% in Q2 2025 over Q2 2024 whereas coal sales increased 0.1 million tons or 4.8% increasing coal inventory.

General and administrative costs decreased $1.6 million, or 45.2%, compared to the second quarter of 2024. On a per ton basis general and administrative costs decreased $1.96, or 47.7%. This change was related to the non-cash impairment charge recognized in Q4 2024 in the amount $215.1 million as well as the retirement of an executive officer in 2024.

Depreciation, depletion and amortization decreased $8.6 million, or 96.0%, compared to the second quarter of 2024. On a per ton basis, depreciation, depletion and amortization decreased $10.11, or 96.2%. This change was the result of the non-cash impairment charge recognized in Q4 2024 in the amount $215.1 million as well as a $4.8 million out-of-period adjustment recorded during the second quarter of 2025 due to an overestimate of depreciation, depletion and amortization expense in the first quarter 2025.

Interest expense decreased $1.3 million, or 39.5%, compared to the second quarter of 2024. On a per ton basis, interest expense decreased $1.59, or 42.3%. Our decreased interest expense relates to reductions of convertible debt of $11.0 million and related party debt of $5.0 million.

Income before income taxes increased $15.9 million, or 109.7%, compared to the second quarter of 2024. The main drivers of this change in loss before income taxes are described in the discussion above.

YTD 2025 vs. YTD 2024

Coal sales decreased $11.4 million, or 10.2%, compared to the first six months of 2024. On a per ton basis, coal sales decrease $3.02, or 5.6%. Consolidated coal sales decreased $14.1 million, or 17.1% from 2024. These declines were due to reductions in volume and average sales price for our coal. Our average sales price, on a segment basis, decreased $2.99 per ton and we sold 0.1 million tons less compared to 2024. Our average sales price, on a consolidated basis for 2025 decreased $4.27 per ton and we sold 0.2 million tons less compared to 2024.

Other operating and maintenance costs decreased $11.3 million, or 21.1%, compared to the first six months of 2024. On a per ton basis, other operating and maintenance costs decreased $4.41, or 17.0%. This change was partially the result of the organizational restructuring that occurred in February 2024 extending into Q2 2024 which led to an expected reduction in production costs related to the higher cost mining locations such as roof support and maintenance. Tons sold decreased 0.1 million tons or 4.9% which further decreased royalty expenses.

Labor decreased $8.8 million, or 18.8%, compared to the first six months of 2024. On a per ton basis, labor decreased $3.32, or 14.6%. This change was the result of the organizational restructuring that occurred in February 2024 which reduced the Coal Operations headcount to 655 as of June 30, 2025 from 924 prior to the restructuring.

General and administrative costs decreased $1.7 million, or 28.7%, compared to the first six months of 2024. On a per ton basis, general and administrative decreased $0.72, or 25.0%. This change was related to the non-cash impairment charge recognized in Q4 2024 in the amount $215.1 million as well as the retirement of an executive officer in 2024.

Other operating revenue increased $1.4 million, or 108.3%, compared to the first six months of 2024. On a per ton basis, other operating revenue increased $0.76, or 119.2%. This change was the result of increased utilization of our rail facility by a customer resulting in an increase in transloading fee revenue.

Depreciation, depletion and amortization costs decreased $9.5 million, or 48.3%, compared to the first six months of 2024. On a per ton basis, depreciation, depletion and amortization decreased $4.35, or 45.6%. This change was the result of the non-cash impairment charge recognized in Q4 2024 in the amount $215.1 million.

Interest expense decreased $2.5 million, or 38.7%, compared to the first six months of 2024. Interest expense on a per ton basis decreased $1.10, or 35.6%. Our decreased interest expense primarily relates to reductions of convertible debt of $11.0 million and related party debt of $5.0 million.

Loss before income taxes decreased $25.5 million, or 87.4%, compared to the first six months of 2024. The main drivers of this change in loss before income taxes are described in the discussion above.

Quarterly coal sales and cost data on a segment basis are as follows (in thousands, except per ton data and wash plant recovery percentage):

All Mines	3rd 2024	4th 2024	1st 2025	2nd 2025	T4Qs
Tons produced	873	971	1,020	1,059	3,923
Tons sold	926	875	1,071	890	3,762
Wash plant recovery in %	60%	62%	64%	66%
Capex (Coal Operations)	$6,810	$11,079	$6,244	$5,793	$29,926
Maintenance capex (Coal Operations)	$4,208	$4,492	$4,000	$3,691	$16,391
Maintenance capex per ton sold (Coal Operations)	$4.54	$5.13	$3.73	$4.15	$4.36

Average cost per ton sold⁽ⁱ⁾	$52.22	$43.25	$43.65	$46.03

All Mines	3rd 2023	4th 2023	1st 2024	2nd 2024	T4Qs
Tons produced	1,594	1,331	1,271	889	5,085
Tons sold	2,054	1,461	1,214	849	5,578
Wash plant recovery in %	65%	62%	60%	59%
Capex (Coal Operations)	$11,570	$17,867	$8,632	$7,560	$45,629
Maintenance capex (Coal Operations)	$7,938	$13,567	$8,085	$6,014	$35,604
Maintenance capex per ton (Coal Operations)	$3.86	$9.29	$6.66	$7.08	$6.38

Average cost per ton sold⁽ⁱ⁾	$46.54	$53.78	$51.65	$49.94

(i) Average cost per ton sold is calculated as the sum of the Coal Operation’s “Fuel”, “Other Operating and Maintenance Costs”, “Utilities” and “Labor” costs. Coal Operations costs are presented in the “Presentation of Segment Information” above.

Presentation of Consolidated Information

EARNINGS (LOSS) PER SHARE

	3rd 2024	4th 2024	1st 2025	2nd 2025
Basic	$0.04	$(5.06)	$0.23	$0.19
Diluted	$0.04	$(5.06)	$0.23	$0.19

	3rd 2023	4th 2023	1st 2024	2nd 2024
Basic	$0.49	$(0.31)	$(0.05)	$(0.27)
Diluted	$0.44	$(0.31)	$(0.05)	$(0.27)

INCOME TAXES

Our effective tax rate (ETR) is estimated at ~0% and ~23% for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, we estimated our annual ETR based upon projected annual income (loss), forecasted permanent tax differences, discrete items, and statutory rates in states in which we operate. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis and changes in the valuation allowance. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

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

Inventory is valued at a lower of cost or net realizable value (NRV). Anticipated utilization of low sulfur, higher-cost coal from our Freelandville, and Prosperity mines has the potential to create NRV adjustments as our estimated needs change. The NRV adjustments are subject to change as our costs may fluctuate due to higher or lower production and our NRV may fluctuate based on sales contracts we enter into from time to time. As of June 30, 2025, and December 31, 2024, coal inventory includes NRV adjustments of $0.1 million and $0.3 million, respectively.

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

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2025, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.” These statements are based on our beliefs as well as assumptions made by, and information currently available to us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	changes in macroeconomic and market conditions and market volatility, and the impact of such changes and volatility on our financial position;
●	fluctuations in weather, gas and electricity commodity costs, inflation and economic conditions impact demand of our customers and our operating results;
●	the outcome or escalation of current hostilities in Ukraine and Israel;
●	changes in competition in electricity or coal markets and our ability to respond to such changes;
●	changes in coal prices, demand, and availability which could affect our operating results and cash flows;
●	risks associated with the expansion of our operations and properties;

●	legislation, regulations, administrative actions (e.g., Executive Orders), and court decisions and interpretations thereof, including those relating to the environment and the release of greenhouse gases, mining, miner health and safety, and health care, as well as those relating to data privacy protection;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	dependence on significant or long-term customer contracts, including renewing customer contracts upon expiration of existing contracts;
●	changing global economic conditions or the geopolitical environment in industries in which our customers operate;
●	anticipated changes in the U.S. political environment, including those resulting from the change in Presidential Administration and control of Congress, and to regulatory agencies;
●	changes in attitude toward environmental, social, and governance (“ESG”) matters among regulators, investors and parties with which we do business;
●	the effect of changes in taxes or tariffs and other trade measures;
●	risks relating to inflation and increasing interest rates;
●	liquidity constraints, including due to restrictions contained in our indebtedness and those resulting from any future unavailability of financing;
●	customer bankruptcies, a decline in customer creditworthiness, or customer cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;
●	adjustments made in price, volume or terms to existing coal supply and customer agreements;
●	our productivity levels and margins earned on our coal or electricity sales;
●	supply chain disruptions and changes in equipment, raw material, service or labor costs or availability, including due to inflationary pressures;
●	changes in the availability of skilled labor;
●	our ability to maintain satisfactory relations with our employees;
●	increases in labor costs, adverse changes in work rules, or cash payments or projections associated with workers’ compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;
●	operational interruptions due to geologic, permitting, labor, weather-related or other factors;
●	risks associated with major mine-related or other accidents, mine fires, mine floods or other interruptions, including unanticipated operating conditions and other events that are not within our control;
●	results of litigation, including claims not yet asserted;
●	difficulty maintaining our surety bonds for mine reclamation;
●	decline in or change in the coal industry’s share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity, such as natural gas, nuclear energy, and renewable fuels;
●	risks resulting from climate change or natural disasters;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation;
●	uncertainties in estimating and replacing our coal reserves;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions;
●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control;
●	any future pandemics and their impacts, both in their intrinsic severity and in the political and social responses to them, which could affect, among other things, our operations and personnel, the demand for coal, the financial condition of our customers and suppliers and available liquidity and capital; and
●	other factors, including those discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 4. MINE SAFETY DISCLOSURES

See Exhibit 95.1 to this Form 10-Q for a listing of our mine safety violations.

ITEM 6. EXHIBITS

Exhibit No.	Document
10.1	Offer Letter, dated June 1, 2025, by and between Todd Telesz and Hallador Energy Company
10.2	Separation and Release Agreement, dated June 29, 2025, by and between Marjorie Hargrave and Hallador Energy Company
10.3	Third Amendment to the Fourth Amended and Restated Credited Agreement, dated as of August 2, 2023
10.4

Hallador Energy Company Second Amended and Restated 2008 Restricted Stock Unit Plan (incorporated by reference to Appendix A of the Proxy Statement filed with the Securities and Exchange Commission on April 17, 2025)

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

HALLADOR ENERGY COMPANY

Date: August 11, 2025	/s/ TODD E. TELESZ
Todd E. Telesz, CFO (Principal Financial Officer and Principal Accounting Officer)