Form 10-Q
period 2026-03-31
HALLADOR ENERGY CO
filed 2026-05-06
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, we had 47,130,392 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$36,778	$10,070
Restricted cash	6,585	5,302
Accounts receivable	9,152	13,989
Inventory	47,164	42,534
Parts and supplies	47,893	45,854
Prepaid expenses	1,604	5,638
Other current assets	1,927	—
Total current assets	151,103	123,387
Property, plant and equipment:
Land and mineral rights	69,952	69,952
Buildings and equipment	440,682	421,037
Mine development	102,302	102,302
Construction work in progress	35,788	39,671
Finance lease right-of-use assets	12,591	12,591
Total property, plant and equipment	661,315	645,553
Less - accumulated depreciation, depletion and amortization	(376,481)	(367,775)
Total property, plant and equipment, net	284,834	277,778
Equity method investments	2,528	2,647
Operating lease right-of-use assets	2,315	—
Other noncurrent assets	7,852	4,241
Total assets	$448,632	$408,053

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,818	$12,594
Accrued liabilities and other	35,078	29,254
Current portion of lease financing	4,981	7,411
Contract liabilities - current	130,170	103,343
Total current liabilities	190,047	152,602
Long-term liabilities:
Bank debt, net	—	29,678
Long-term lease financing	617	1,338
Deferred income taxes	1,329	1,833
Asset retirement obligations	15,649	15,241
Contract liabilities - long-term	32,148	45,714
Other	3,268	1,814
Total long-term liabilities	53,011	95,618
Total liabilities	243,058	248,220
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 47,132 and 43,817 issued and outstanding, as of March 31, 2026 and December 31, 2025, respectively	471	438
Additional paid-in capital	257,992	202,963
Retained deficit	(52,889)	(43,568)
Total stockholders’ equity	205,574	159,833
Total liabilities and stockholders’ equity	$448,632	$408,053

See accompanying notes to the condensed consolidated financial statements.

Hallador Energy Company

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
SALES AND OPERATING REVENUES:
Electric sales	$65,096	$85,943
Coal sales	35,080	30,185
Other revenues	1,631	1,596
Total sales and operating revenues	101,807	117,724
EXPENSES:
Fuel	14,963	15,210
Other operating and maintenance costs	29,156	28,389
Cost of purchased power	14,863	6,840
Utilities	3,333	4,152
Labor	27,388	27,029
Depreciation, depletion and amortization	10,606	14,977
Asset retirement obligations accretion	408	427
Exploration costs	84	21
General and administrative	6,858	6,825
Gain on disposal or abandonment of assets, net	(201)	(21)
Total operating expenses	107,458	103,849

INCOME (LOSS) FROM OPERATIONS	(5,651)	13,875

Interest income	147	63
Interest expense (1)	(3,970)	(3,723)
Loss on extinguishment of debt	(230)	—
Equity method investment (loss)	(121)	(236)
NET INCOME (LOSS) BEFORE INCOME TAXES	(9,825)	9,979

INCOME TAX EXPENSE (BENEFIT):
Current	—	—
Deferred	(504)	—
Total income tax expense (benefit)	(504)	—

NET INCOME (LOSS)	$(9,321)	$9,979

NET INCOME (LOSS) PER SHARE:
Basic	$(0.20)	$0.23
Diluted	$(0.20)	$0.23

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	46,519	42,619
Diluted	46,519	43,462

(1) Interest Expense:
Interest on bank debt	$862	$1,494
Other interest	2,834	1,732
Amortization of debt issuance costs	274	497
Total interest expense	$3,970	$3,723

See accompanying notes to the condensed consolidated financial statements.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,321)	$9,979
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax (benefit)	(504)	—
Equity method investment loss	121	236
Depreciation, depletion and amortization	10,606	14,977
Gain on disposal or abandonment of assets, net	(201)	(21)
Loss on extinguishment of debt	230	—
Amortization of debt issuance costs	274	497
Asset retirement obligations accretion	408	427
Cash paid on asset retirement obligation reclamation	(148)	(156)
Stock-based compensation	1,135	1,084
Amortization of contract liabilities	(36,447)	(35,669)
Accretion on contract liabilities	2,834	1,560
Amortization of right-of-use assets	87	—
Other	1,533	3,224
Change in current assets and liabilities:
Accounts receivable	4,837	2,856
Inventory	(4,630)	367
Parts and supplies	(2,039)	(1,033)
Prepaid expenses	(2,580)	(330)
Accounts payable and accrued liabilities	7,427	3,124
Contract liabilities	46,874	37,297
Net cash provided by operating activities	20,496	38,419
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,681)	(11,693)
Proceeds from sale of equipment	201	21
Net cash used in investing activities	(7,480)	(11,672)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on bank debt	(56,700)	(33,000)
Borrowings of bank debt	26,700	12,000
Payments on lease financing	(3,172)	(1,693)
Debt issuance costs	(5,780)	—
Proceeds from ATM offering, net of issuance costs	201	—
Proceeds from public offering, net of issuance costs	53,764	—
Taxes paid on vesting of RSUs	(38)	—
Net cash (used in) provided by financing activities	14,975	(22,693)
Increase in cash, cash equivalents, and restricted cash	27,991	4,054
Cash, cash equivalents, and restricted cash, beginning of period	15,372	12,153
Cash, cash equivalents, and restricted cash, end of period	$43,363	$16,207
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$36,778	$6,891
Restricted cash	6,585	9,316
	$43,363	$16,207
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,002	$1,830
Non-cash change in capital expenditures included in accounts payable and prepaid expense	$9,981	$(1,649)
Right-of-use asset additions	$2,402	$—

See accompanying notes to the condensed consolidated financial statements.

Hallador Energy Company

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	43,817	$438	$202,963	$(43,568)	$159,833
Stock-based compensation	—	—	1,135	—	1,135
Stock issued on vesting of RSUs	191	2	(40)	—	(38)
Taxes paid on vesting of RSUs	(81)	(1)	1	—	—
Stock issued in ATM offering	11	—	201	—	201
Stock issued in public offering	3,194	32	53,732	—	53,764
Net loss	—	—	—	(9,321)	(9,321)
Balance, March 31, 2026	47,132	$471	$257,992	$(52,889)	$205,574

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	42,621	$426	$189,298	$(85,439)	$104,285
Stock-based compensation	—	—	1,084	—	1,084
Stock issued on vesting of RSUs	513	5	(5)	—	—
Taxes paid on vesting of RSUs	(156)	(1)	1	—	—
Net income	—	—	—	9,979	9,979
Balance, March 31, 2025	42,978	$430	$190,378	$(75,460)	$115,348

See accompanying notes to the condensed consolidated financial statements.

Hallador Energy Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	BASIS OF PRESENTATION

Hallador Energy Company (“Hallador” or the “Company”) is a vertically-integrated, independent power producer (“IPP”) and fuel company with operations primarily in Indiana. The Company operates across multiple stages of the energy supply chain, from accredited capacity and electricity to coal. The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements include the accounts of Hallador and our wholly owned subsidiaries, including our main operating subsidiaries, Hallador Power Company, LLC (“Hallador Power”) and Sunrise Coal, LLC (“Sunrise”) and their respective subsidiaries, as well as Hourglass Sands, LLC. Additionally, we hold 50% interests in Sunrise Energy, LLC (“Sunrise Energy”), a private gas exploration company with operations in Indiana and Oaktown Gas, LLC (“Oaktown Gas”), which we account for using the equity method. Our operations include Hallador Power which provides accredited capacity and energy to utilities and other energy market participants through the MISO interconnection, and Sunrise which mines bituminous coal in Indiana to serve various power plants in the Midwest and Southeast United States.

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

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (“SEC”) rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2025 consolidated financial statements and notes thereto included in our 2025 Annual Report on Form 10-K (our “2025 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, deferred income tax accounts, coal reserves, depreciation, depletion, and amortization, impairment analyses, and calculation of asset retirement obligations (“ARO”). Actual results could differ from those estimates.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

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

Recent Accounting Pronouncements – Not Yet Adopted

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

(3)	INVENTORY

Inventory is valued at the lower of cost or net realizable value (“NRV”). Coal inventory includes NRV adjustments of $0.1 million as of March 31, 2026, and December 31, 2025. During 2025, as part of the Company’s routine inventory reconciliation process, a downward adjustment of $2.6 million was recorded to coal inventory.

(4)	BANK DEBT

New Credit Facility

On March 5, 2026, Hallador entered into a credit agreement with Texas Capital Bank, as administrative agent, and Old National Bank, among others, that replaces the Credit Agreement with PNC Bank, National Association and includes a $75.0 million senior secured revolving credit facility (the "New Revolving Credit Facility") and a $45.0 million senior secured term loan facility (the "Delayed Draw Term Loan", and together with the New Revolving Credit Facility, the "New Credit Facility"). The New Revolving Credit Facility includes (i) a $25.0 million sub-facility for letters of credit and (ii) a $10.0 million sub-facility for swingline loans. The Company may, subject to conditions set forth in the New Credit Facility, request additional revolving facility commitments and incremental term loan commitments in an aggregate amount not to exceed $25.0 million. The Company and certain of its subsidiaries, as guarantors under the New Credit Facility, granted a security interest in substantially all of their assets to secure the Company’s obligations under the New Credit Facility.

The New Credit Facility bears interest at a rate equal to, at the Company’s election, either a base rate or term secured overnight financing rate (“SOFR”), plus an applicable margin based upon the Company’s total leverage ratio. Under the New Credit Facility, (A) base rate loans will bear interest at a rate equal to the greater of (i) the prime rate, (ii) the sum of the Federal Funds Rate plus one half of one percent (0.50%), and (iii) the term SOFR plus one percent (1.00%), in each case, plus the applicable margin for base rate loans, which ranges from 2.25% to 2.75%, and (B) term SOFR loans will bear interest at term SOFR, plus the applicable margin for term SOFR loans, which ranges from 3.25% to 3.75%. The New Credit Facility includes a commitment fee of 0.50% on the daily unused portions of the New Revolving Credit Facility.

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

The Company used borrowings from the New Credit Facility, together with cash on hand to repay the Prior Credit Agreement (as defined below) in full. As of March 31, 2026, there were no outstanding borrowings under the New Revolving Credit Facility with $14.2 million in outstanding letters of credit. There was no Delayed Draw Term Loan balance outstanding at March 31, 2026.

Prior Credit Agreement

The Company was party to a credit agreement with PNC, in its capacity as administrative agent, which consisted of a revolving credit facility of up to $75.0 million and a term loan.

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

Liquidity

Liquidity consists of our additional borrowing capacity and unrestricted cash and cash equivalents. As of March 31, 2026, we had additional borrowing capacity of $60.8 million under the New Revolving Credit Facility and total liquidity of $97.5 million. Our additional borrowing capacity is net of $14.2 million in outstanding letters of credit as of March 31, 2026 that were required to maintain surety bonds and other credit support obligations.

Fees

Bank fees and other costs incurred in connection with the New Credit Facility totaled $5.8 million and are reflected in other assets on the condensed consolidated balance sheets. These fees will be amortized over the term of the loan. Unamortized bank fees as of March 31, 2026, and December 31, 2025, were $5.6 million and $0.3 million, respectively. The New Credit Facility includes a commitment fee of 0.50% on any daily unused portions of the New Revolving Credit Facility.

Unamortized bank fees and other costs incurred in connection with our Prior Credit Agreement of $0.2 million were recorded as a loss on extinguishment of debt on the condensed consolidated statements of operations.

Bank debt, less debt issuance costs, is presented below (in thousands):

	March 31,	December 31,
	2026	2025
Current bank debt	$—	$—
Less unamortized debt issuance cost (1)	—	—
Net current portion	$—	$—

Long-term bank debt	$—	$30,000
Less unamortized debt issuance cost (1)	—	(322)
Net long-term portion	$—	$29,678

Total bank debt	$—	$30,000
Less total unamortized debt issuance cost (1)	—	(322)
Net bank debt	$—	$29,678

(1)	Unamortized debt issuance costs of $1.9 million is included in other current assets and $3.7 million is included in other noncurrent assets on the condensed consolidated balance sheets as of March 31, 2026.

Covenants

Prior to the date on which the conditions to availability of the Delayed Draw Term Loan are satisfied, our covenants include:

●	Total leverage ratio – 2.50 to 1.00 stepping down to 2.25 to 1.00 in the fourth quarter 2026.
●	Senior secured leverage ratio – 2.50 to 1.00 stepping down to 2.25 to 1.00 in the fourth quarter 2026.
●	Minimum liquidity threshold – $20.0 million increasing to $25.0 million in the fourth quarter 2026.
●	Fixed charge coverage ratio – 1.25 to 1.00.

After the conditions to availability of the Delayed Draw Term Loan are satisfied, our covenants will include:

●	Total leverage ratio – 3.25 to 1.00 stepping down to 3.00 to 1.00 in the fourth quarter 2026.
●	Senior secured leverage ratio – 2.00 to 1.00.
●	Fixed charge coverage ratio – 1.25 to 1.00.

As of March 31, 2026, we were in compliance with all covenants defined in the New Credit Facility.

Interest Rate

The New Credit Facility bears interest with margins ranging from 2.25% to 3.75% above SOFR or the applicable base rate, subject to a SOFR floor of 1.00%, as further described above. The applicable margin is determined based upon the Company's leverage ratio and the type of loan drawn. As of March 31, 2026, we were subject to paying the applicable SOFR plus 3.50% on any outstanding bank debt which equates to an all-in rate of 7.16%.

(5)	ACCRUED LIABILITIES AND OTHER

Accrued liabilities consist of the following for the indicated dates (in thousands):

	March 31,	December 31,
	2026	2025
Accrued liabilities	14,320	10,829
Workers' compensation reserve	4,732	5,223
Accrued property taxes	4,474	3,900
Accrued payroll	5,076	3,037
ARO - current portion	2,460	2,606
Group heath insurance	1,350	1,420
Operating lease liability - current portion	608	—
Other	2,058	2,239
Total accrued liabilities and other	$35,078	$29,254

(6)	REVENUE

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

Under accredited capacity PPAs, we recognize revenue daily, based on an output method of capacity made available as part of any stand-ready obligations for contracted accredited capacity performance obligations.

For delivered energy PPAs, we recognize revenue daily for the actual delivered MWh of electricity. For the prepaid delivered energy PPAs, we recognize revenue daily for the funds received for the actual delivered MWh of electricity plus any accretion attributable to the time value of money.

When there is an outage at one of the generating units at Merom or energy hours at the Merom Hub are priced below our production cost, we have the option to make net hourly purchases of power in the MISO market to satisfy our obligations, which we record as cost of purchased power in our condensed consolidated statements of operations.

Coal operations

Our coal revenue is derived from sales to customers of coal produced at our mining facilities. Our customers typically purchase coal free on board from our mine sites where title, risk of loss, and control pass to the customer. Our customers arrange for and bear the costs of transporting their coal from our mines to their plants or other specified discharge points. Our customers are typically domestic utility companies. Coal sales agreements with our customers are fixed-priced, fixed-volume supply contracts, but some include a pre-determined escalation in price for each year and some allow for our customers to vary the fixed-volume by pre-determined quantities during a set period, such as quarterly. The terms of our coal sales agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of these contracts vary by customer.

Coal sales agreements typically contain coal quality specifications which require the raw coal sold by us to the customer to be (i) substantially free of magnetic material and other foreign material impurities and (ii) crushed to a maximum size as set forth in the respective coal sales agreement. Price adjustments are made and billed in the month the coal sale was recognized based on quality standards that are specified in the coal sales agreement, such as British thermal unit factor, moisture, ash, and sulfur content, and can result in either increases or decreases in the value of the coal shipped. When applicable, we have constrained the expected value of variable consideration in our estimation of transaction price and only included this consideration to the extent that it is probable that a significant revenue reversal will not occur.

Disaggregation of Revenue

Revenue is disaggregated by revenue source for our Electric Operations and by primary geographic markets for our Coal Operations, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors.

Electric Operations

	Three Months Ended March 31,
	2026	2025
Delivered energy (including contract liability amortization)	$49,562	$72,136
Accredited capacity	15,534	13,807
Total Electric Operations sales	$65,096	$85,943

Coal Operations

	Three Months Ended March 31,
	2026	2025
Third party Indiana customers	$25,913	$20,314
Other customers	9,167	9,871
Total Coal Operations sales	$35,080	$30,185

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

The following table illustrates the balance of all current Electric and Coal Operations contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2026 and disaggregated by segment and contract duration (in thousands).

	2026	2027	2028	2029	Total
Delivered energy revenue	$135,590	$142,290	$57,700	$13,860	$349,440
Accredited capacity revenue	52,820	75,260	73,280	20,440	221,800
Coal Operations revenue (1)	117,030	141,850	29,500	—	288,380
Total revenue	$305,440	$359,400	$160,480	$34,300	$859,620

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

The following table shows our beginning and ending accounts receivable balances from contracts with customers for the periods presented (in thousands):

	March 31,
	2026	2025
Accounts receivable from contracts with customers - beginning balance	$13,989	$15,438
Accounts receivable from contracts with customers - ending balance	$9,152	$12,582

As the Company fulfills its contractual obligations, we recognized those amounts in revenue. The following table reconciles our beginning and ending contract liabilities for the periods presented (in thousands):

	March 31,
	2026	2025
Total contract liabilities - beginning balance	$149,057	$146,719
Cash payments received on future contract obligations	46,874	37,297
Accretion on contract liabilities	2,834	1,560
Revenue recognized, cash payment received in prior period	(36,447)	(35,669)
Total contract liabilities - ending balance	$162,318	$149,907

(7)	INCOME TAXES

For the three months ended March 31, 2026 and 2025, we recorded income taxes using an estimated annual effective tax rate based upon projected annual income (loss), forecasted permanent tax differences, discrete items, and statutory rates in states in which we operate. The effective tax rate for the three months ended March 31, 2026 and 2025, was approximately 5.2% and 0%, respectively, due to recording of a valuation allowance. Historically, our actual effective tax rates differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives, and accelerating the phase-out of or repealing others. We have analyzed the provisions within the act and determined that the benefits relating to capital expenditures and deductibility of interest under IRC Section 163(j) will provide cash flow benefits to the company by accelerating deductions for tax purposes. As the material benefits relate to the timing of deductions, there were no material impact affecting the effective tax rate or the valuation allowance determination in the period that OBBBA was enacted.

(8)	STOCK COMPENSATION PLANS

Non-vested grants and activity for the period presented are as follows (in whole shares):

Non-vested grants as of December 31, 2025	586,101
Awarded	9,973
Vested	(191,307)
Forfeited	—
Non-vested grants as of March 31, 2026	404,767

Stock compensation expense was $1.1 million for the three months ended March 31, 2026 and 2025.

Non-vested restricted stock unit (“RSU”) grants will vest as follows (in whole shares):

Vesting Year	RSUs Vesting
2026	15,872
2027	377,679
2028	11,216
404,767

As of March 31, 2026, unrecognized stock compensation expense to be recognized over the respective vesting period is $3.2 million, and we had 2,075,261 RSUs available for future issuance. RSUs are not allocated earnings and losses as they are considered non-participating securities. Forfeitures are recognized as they occur.

(9)	SELF-INSURANCE

The Company is self-insured for certain risks, including physical damage and operational liability, related to our non-leased underground mining equipment. The Company records a liability for self-insured risks when a loss is both probable and reasonably estimable. The Company had no accrual for self-insurance liabilities as of March 31, 2026 or December 31, 2025.

The Company also self-insures for a portion of its workers’ compensation claims under a guaranteed cost program. Under this program, the Company is responsible for the first $1.0 million per claim up to an aggregate of $4.0 million annually. As of March 31, 2026 and December 31, 2025 the Company has restricted cash of $3.3 million and $3.0 million as of March 31, 2026 and December 31, 2025, respectively, for future workers’ compensation claim payments. The Company had $4.7 million and $5.2 million of workers’ compensation reserve as of March 31, 2026 and December 31, 2025, respectively, in accrued liabilities on the condensed consolidated balance sheets.

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

The carrying amounts for cash equivalents, accounts receivable, accounts payable, accrued liabilities and other, approximate fair value due to the short maturity of those instruments. Our debt is recorded at amortized cost, which approximates fair value due to the variable interest rates in the agreement and is collateralized primarily by our assets.

Credit Risk

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and restricted cash.

The Company’s cash and cash equivalent and restricted cash balances on deposit with financial institutions total $43.4 million and $15.4 million as of March 31, 2026 and December 31, 2025, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition. The Company utilizes large and reputable banking institutions which it believes mitigates these risks. The Company has not experienced any losses in such accounts.

(11)	EQUITY METHOD INVESTMENTS

We own a 50% interest in Sunrise Energy which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for oil, natural gas, and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our condensed consolidated balance sheets was $1.9 million as of March 31, 2026 and December 31, 2025.

The Company also owns a 50% interest in Oaktown Gas, LLC. Oaktown Gas, LLC operates an emission abatement project through the destruction of gases extracted from the Oaktown mines to generate carbon credits and other emissions offset credits. The carrying value of the investment included in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, was $0.6 million and $0.7 million, respectively.

(12)	SEGMENTS OF BUSINESS

Our business is organized based on the services and products we provide in two segments: (i) Electric Operations and (ii) Coal Operations. The CODM, who is the Company’s Chief Executive Officer, reviews and assesses operating performance measures related to our Electric Operations and our Coal Operations segments.

Our Electric Operations segment includes the electric power generation facilities of our Merom power plant, which is a two-unit, 1080-megawatt rated coal fired power plant located in Sullivan County, Indiana. Our sales region is in MISO Zone 6, which includes Indiana and a portion of western Kentucky. Revenues from our Electric Operations segment consist primarily of delivered energy and accredited capacity revenues. Fuel costs included in our Electric Operations segment include the cost of coal purchased from our Coal Operations segment, which are based on multi-year contracts which approximate market prices at the time the contracts were agreed.

Our Coal Operations segment includes the Oaktown 1 underground mining complex, as well as other currently idled mining facilities, which produce high-quality bituminous coal from the Illinois Basin. Revenue from our Coal Operations segment consists of sales of coal to various third parties and to Merom. Coal sales to our Electric Operations are based on multi-year contracts that approximated market prices at the time the contracts were agreed. Intercompany coal sales and amounts above actual costs to produce the coal are eliminated in the condensed consolidated statements of operations.

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

Presented below are the Electric and Coal Operations key metrics reviewed by the CODM for the three months ended March 31, 2026 (in thousands):

	Electric Operations		Coal Operations
Delivered energy	$49,562	Coal sales	$46,412
Accredited capacity revenue	15,534
Electric sales	$65,096

Fuel	$(27,527)
Other operating costs (1)	(29)
Total variable costs	$(27,556)

Other operating and maintenance costs (2)	$(8,854)	Fuel	$(528)
Cost of purchased power	(14,863)	Other operating and maintenance costs	(20,273)
Utilities	(134)	Utilities	(3,199)
Labor	(8,129)	Labor	(19,259)
Power margin without general and administrative	5,560	Coal margin without general and administrative	3,153
General and administrative	(1,310)	General and administrative	(2,211)
Electric Operations — Segment EBITDA	$4,250	Coal Operations — Segment EBITDA	$942

(1) Other operating costs primarily include costs for lime dust.
(2) Other operating and maintenance costs include all other operating and maintenance costs with the exceptions of those costs considered variable included in fuel and other operating costs.

Presented below are the Electric and Coal Operations key metrics reviewed by the CODM for the three months ended March 31, 2025 (in thousands):

	Electric Operations		Coal Operations
Delivered energy	$72,136	Coal sales	$54,774
Accredited capacity revenue	13,807
Electric sales	$85,943

Fuel	$(38,071)
Other operating costs (1)	(8)
Total variable costs	$(38,079)

Other operating and maintenance costs (2)	$(4,527)	Fuel	$(556)
Cost of purchased power	(6,840)	Other operating and maintenance costs	(23,854)
Utilities	(676)	Utilities	(3,476)
Labor	(8,143)	Labor	(18,886)
Power margin without general and administrative	27,678	Coal margin without general and administrative	8,002
General and administrative	(1,535)	General and administrative	(2,313)
Electric Operations — Segment EBITDA	$26,143	Coal Operations — Segment EBITDA	$5,689

(1) Other operating costs primarily include costs for lime dust.
(2) Other operating and maintenance costs include all other operating and maintenance costs with the exceptions of those costs considered variable included in fuel and other operating costs.

Presented below are the Electric and Coal Operations revenues reconciled to our consolidated operating revenues for the three months ended March 31, 2026 (in thousands):

			Corporate and Other
Reconciliation of Revenue:	Electric Operations	Coal Operations	and Eliminations	Consolidated
Delivered energy	$49,562	$—	$—	$49,562
Accredited capacity revenue	15,534	—	—	15,534
Other operating revenue	137	1,140	354	1,631
Coal sales (third party)	—	35,080	—	35,080
Coal sales (intercompany)	—	11,332	(11,332)	—
Operating Revenue	$65,233	$47,552	$(10,978)	$101,807

Presented below are the Electric and Coal Operations revenues reconciled to our consolidated operating revenues for the three months ended March 31, 2025 (in thousands):

			Corporate and Other
Reconciliation of Revenue:	Electric Operations	Coal Operations	and Eliminations	Consolidated
Delivered energy	$72,136	$—	$—	$72,136
Accredited capacity revenue	13,807	—	—	13,807
Other operating revenue	87	1,261	248	1,596
Coal sales (third party)	—	30,185	—	30,185
Coal sales (intercompany)	—	24,589	(24,589)	—
Operating Revenue	$86,030	$56,035	$(24,341)	$117,724

Presented below is our reconciliation of Segment EBITDA to the most comparable GAAP account, income (loss) before income taxes for the three months ended March 31, 2026 (in thousands):

			Corporate and Other
Reconciliation of Income (Loss) before Income Taxes:	Electric Operations	Coal Operations	and Eliminations	Consolidated
Income (Loss) before Income Taxes	$(5,038)	$(2,979)	$(1,808)	$(9,825)
Other operating revenue	(137)	(1,140)	(354)	(1,631)
Depreciation, depletion and amortization	6,383	4,204	19	10,606
ARO accretion	131	277	—	408
Exploration costs	—	84	—	84
(Gain) loss on disposal or abandonment of assets, net	—	(201)	—	(201)
Interest income	(36)	(111)	—	(147)
Interest expense	2,947	808	215	3,970
Loss on extinguishment of debt	—	—	230	230
Equity method investment (loss)	—	—	121	121
Corporate — general and administrative	—	—	3,337	3,337
Segment EBITDA	$4,250	$942	$1,760	$6,952

Presented below is our reconciliation of Segment EBITDA to the most comparable GAAP account, income (loss) before income taxes for the three months ended March 31, 2025 (in thousands):

			Corporate and Other
Reconciliation of Income (Loss) before Income Taxes:	Electric Operations	Coal Operations	and Eliminations	Consolidated
Income (Loss) before Income Taxes	$19,217	$(5,082)	$(4,156)	$9,979
Other operating revenue	(87)	(1,261)	(248)	(1,596)
Depreciation, depletion and amortization	5,161	9,797	19	14,977
ARO accretion	120	307	—	427
Exploration costs	—	21	—	21
(Gain) loss on disposal or abandonment of assets, net	—	(21)	—	(21)
Interest income	—	(63)	—	(63)
Interest expense	1,732	1,991	—	3,723
Equity method investment (loss)	—	—	236	236
Corporate — general and administrative	—	—	2,977	2,977
Segment EBITDA	$26,143	$5,689	$(1,172)	$30,660

Presented below are our Electric and Coal Operations assets and capital expenditures for the periods presented below (in thousands):

			Corporate and Other
Other Reconciliations:	Electric Operations	Coal Operations (1)	and Eliminations	Consolidated
Assets at March 31, 2026	$254,332	$184,915	$9,385	$448,632
Assets at December 31, 2025	$256,529	$148,957	$2,567	$408,053
Capital Expenditures for the period ending March 31, 2026	$3,889	$3,792	$—	$7,681

(1)	Coal Operations assets include cash held on behalf of the consolidated group. Cash held by our Coal Operations includes funds transferred from Electric Operations and Hallador for centralized treasury management purposes. This presentation is not reflective of Coal Operations earnings capacity; refer to the condensed consolidated balance sheets and the “Liquidity of Hallador” in the “Material Changes in Financial Condition” section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a complete view of the Company's cash position.

Cash and cash equivalents included in Coal Operations assets were $36.3 million and $9.4 million as of March 31, 2026 and December 31, 2025, respectively.

Presented below are our Electric and Coal Operations assets and capital expenditures for the periods presented below (in thousands):

			Corporate and Other
Other Reconciliations:	Electric Operations	Coal Operations (1)	and Eliminations	Consolidated
Assets at March 31, 2025	$222,865	$141,023	$2,209	$366,097
Assets at December 31, 2024	$220,477	$144,519	$4,124	$369,120
Capital Expenditures for the period ending March 31, 2025	$5,449	$6,244	$—	$11,693

Cash and cash equivalents included in Coal Operations assets were $5.6 million and $6.9 million as of March 31, 2025 and December 31, 2024, respectively.

(13)	NET INCOME (LOSS) PER SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic earnings (loss) per share for the periods presented:

	Three Months Ended March 31,
	2026	2025
Basic earnings per common share:
Net income (loss) - basic	$(9,321)	$9,979
Weighted average shares outstanding - basic	46,519	42,619
Basic earnings (loss) per common share	$(0.20)	$0.23

The following table (in thousands, except per share amounts) sets forth the computation of diluted net income (loss) per share:

	Three Months Ended March 31,
	2026	2025
Diluted earnings per common share:
Net income (loss) - diluted	$(9,321)	$9,979

Weighted average shares outstanding - basic	46,519	42,619
Add: Dilutive effects of Restricted Stock Units	—	843
Weighted average shares outstanding - diluted	46,519	43,462

Diluted net income (loss) per share	$(0.20)	$0.23

The computation of diluted net loss per share for the three months ended March 31, 2026 excludes 389,276 potentially dilutive securities related to unvested restricted stock units as their inclusion would have been anti-dilutive.

(14)	CONTINGENCIES

Our Coal Operations subsidiary was party to litigation in which the plaintiffs alleged violations of the Fair Labor Standards Act and state law due to alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay. In January 2025, we agreed to settle with the plaintiffs such litigation for $2.8 million, which was recorded in operating expenses on our consolidated statements of operations for the year ended December 31, 2024. During the third quarter of 2025, we transferred $2.7 million into an escrow account and in late 2025 the settlement terms were approved by the court. At December 31, 2025, there were no further amounts accrued on our consolidated balance sheet related to this litigation.

(15)	AT MARKET AGREEMENT (“ATM”) AND CONFIDENTIALLY MARKETED PUBLIC OFFERING (“CMPO”)

ATM

On December 18, 2023, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which we may issue and sell, from time to time, shares (the “Shares”) of our common stock, par value $0.01 per share (the “Common Stock”), with aggregate gross proceeds of up to $50.0 million through an “at-the-market” equity offering program under which the Agent will act as sales agent (the “ATM Program”). Under the Sales Agreement, we or the Agent have the right, by giving five days’ notice, to terminate the Sales Agreement in our and the Agent’s sole discretion. On December 16, 2025, the Company increased the aggregate gross sales proceeds under the ATM Program from $50.0 million to $100.0 million by amending the Sales Agreement.

During the three months ended March 31, 2026, we issued 10,832 shares of Common Stock under the ATM Program for net proceeds of $0.2 million. During the year ended December 31, 2025, we issued 697,227 shares of Common Stock under the ATM Program for net proceeds of $13.5 million. In January 2026, the Company delivered written notice to the Agent to terminate the Sales Agreement effective January 18, 2026. As a result of the termination of the Sales Agreement, the Company will not offer or sell any further shares under the ATM Program.

CMPO

In January 2026, the Company conducted a confidentially marketed public offering (the "CMPO") pursuant to a base prospectus and a final prospectus supplement that were filed with the SEC. The Company sold a total of 3,194,444 shares of common stock, at a price to the public of $18.00 per share for aggregate gross proceeds of approximately $57.5 million, including the exercise of the underwriter’s option prior to deducting underwriting discounts, commissions, and other offering expenses of $3.7 million.

(16)	SUBSEQUENT EVENTS

On May 1, 2026, the Company entered into a Master Power Purchase and Sale Agreement Long-Form Confirmation Letter (the "Capacity PPA") with a subsidiary of a utility. The Capacity PPA provides for the sale of approximately two-thirds of the Company’s accredited capacity from its Merom Generating Station, commencing in late 2028 and extending through mid-2040, and is expected to generate cumulative revenue in excess of $1.0 billion. The Capacity PPA is subject to customary regulatory approvals, including approval by the Indiana Utility Regulatory Commission (“IURC”). Completion of the IURC’s review is anticipated in the second half of 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our consolidated financial statements and the discussion and analysis included in our 2025 10-K, is intended to assist in providing an understanding of changes in our results of operations and financial condition and is organized as follows:

•Forward-Looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•Overview. This section provides a general description of our business and recent events.

•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2026 and 2025.

•Material Changes in Financial Condition. This section provides an analysis of our liquidity and our condensed consolidated statements of cash flows.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “the Company” and “us” may refer, as the context requires, to Hallador Energy Company (“Hallador”) or collectively to Hallador and its subsidiaries.

Unless otherwise indicated, operational data is presented as of March 31, 2026.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.” These statements are based on our beliefs as well as assumptions made by, and information currently available to us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

•	changes in macroeconomic and market conditions and market volatility, and the impact of such changes and volatility on our financial position;
•	fluctuations in weather, natural gas and electricity commodity costs, inflation and economic conditions that impact demand of our customers and our operating results;
•	the outcome or escalation of current international hostilities;
•	changes in competition, or changes in electricity, natural gas or coal prices, demand, and availability which could affect our operating results and cash flows;
•	risks associated with the expansion of our operations and properties;
•	risks relating to Midcontinent Independent System Operator’s (“MISO”) Expedited Resource Addition Study (“ERAS”) program review and approval process;
•	risks relating to our ability to secure agreements in support of the development and construction of planned projects, including the expansion of the Merom Generating Station through the ERAS program;
•	legislation, regulations, administrative actions (e.g., executive orders), and court decisions and interpretations thereof, including those relating to the environment and the release of greenhouse gases (“GHG”), mining, miner health and safety, and health care, as well as those relating to data privacy protection;

•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
•	dependence on significant or long-term customer contracts, including renewing customer contracts upon expiration of existing contracts;
•	changes in the geopolitical environment in industries in which our customers operate;
•	changes in attitude toward environmental, social, and governance (“ESG”) matters among regulators, investors and parties with which we do business;
•	the effect of changes in taxes or tariffs and other trade measures, including uncertainty regarding tariffs on imports into the United States, which could impact the Company’s procurement and sourcing strategies;
•	risks relating to inflation and increasing interest rates;
•	liquidity constraints, including due to restrictions contained in our debt agreements or other arrangements and those resulting from any future unavailability of financing;
•	customer bankruptcies, a decline in customer creditworthiness, or customer cancellations or breaches to existing contracts, including failures to make payments when due;
•	customer delays or failure to take coal or electricity under contracts;
•	adjustments made in price, volume or terms to existing coal or electricity contracts;
•	our productivity levels and margins earned on our coal or electricity sales;
•	supply chain disruptions and changes in equipment, raw material, service or labor costs or availability, including due to inflationary pressures;
•	changes in the availability of skilled labor;
•	our ability to maintain satisfactory relations with our employees;
•	increases in labor costs, adverse changes in work rules, or cash payments or projections associated with workers’ compensation claims;
•	increases in transportation costs and risk of transportation delays or interruptions;
•	operational interruptions due to geologic, permitting, labor, weather-related or other factors, including challenges in operating an aging coal-fired power plant;
•	risks associated with major mine-related or other accidents, mine fires, mine floods or other interruptions, including unanticipated operating conditions and other events that are not within our control;
•	results of litigation, including claims not yet asserted;
•	difficulty maintaining our surety bonds for mine reclamation;
•	decline in or change in the coal industry’s share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity, such as natural gas, nuclear energy, and renewable fuels;
•	risks resulting from natural disasters;
•	difficulty in making accurate assumptions and projections regarding landfill and mine reclamation;
•	uncertainties in estimating and replacing our coal reserves;
•	the impact of current and potential changes to federal or state tax rules and regulations, including the effects of the One Big Beautiful Bill Act (“OBBBA”) or a loss or reduction of benefits from certain tax deductions and credits;
•	difficulty obtaining commercial property insurance;
•	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions;
•	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
•	other factors, including those discussed in “Item 1A. Risk Factors” in our 2025 Form 10-K.

If one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may differ materially from those described in any forward-looking statement. When considering forward-looking statements, you should also keep in mind the risk factors described in “Item 1A. Risk Factors” in our 2025 Form 10-K. The risk factors could also cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments, unless required by law.

You should consider the information above when reading any forward-looking statements contained in this Quarterly Report on Form 10-Q; other reports filed by us with the U.S. Securities and Exchange Commission (“SEC”); our press releases; our website www.halladorenergy.com and written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

OVERVIEW

General

Hallador is a vertically integrated, independent power producer (“IPP”) and fuel company with operations primarily in Indiana. The Company operates across multiple stages of the energy supply chain, from accredited capacity and energy to coal. The Company’s electric operations are located within the MISO footprint. Our operations include Hallador Power which provides accredited capacity and energy to utilities and other energy market participants through its MISO interconnection, and Sunrise which mines bituminous coal in Indiana to serve various power plants in the Midwest and Southeast United States.

Operations

Our business is organized based on the services and products we provide in two segments: (i) Electric Operations and (ii) Coal Operations. The Company also holds 50% interests in Sunrise Energy, LLC (“Sunrise Energy”) and Oaktown Gas, LLC (“Oaktown Gas”), which are accounted for using the equity method. Through its operating subsidiaries, the Company delivers three main products to its customers.

Accredited Capacity. Hallador Power, the Company’s wholly-owned electric subsidiary, owns and operates the Merom Power Plant (“Merom”), a 1,080 MW coal-fired power generating station, consisting of two steam turbine generators. Unit 1 entered commercial operations in 1982 and Unit 2 in 1983. The units are dispatched through its MISO interconnection. In order to purchase energy through the MISO system, an end user must supply or purchase accredited capacity for an equivalent load. As accredited capacity is primarily available in large quantities from dispatchable sources of energy, such as natural gas and coal-fired power plants, Hallador Power sells accredited capacity to utilities and other energy market participants within the MISO system through Power Purchase Agreements (“PPA”) and other bilateral transactions.

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

We strive to achieve margin expansion through organic revenue growth and profitability in our operations by negotiating and fulfilling contracts for accredited capacity, wholesale energy, and thermal coal to utilities and other energy market participants. We continue to monitor opportunities to expand the volume of our electric generation capabilities through expansion of existing facilities utilizing MISO’s ERAS program, or via acquisition. We continue to evaluate other strategic transactions that could add diversification, durability, scale, and geographic expansion opportunities to our Electric Operations. While these opportunities are limited and complex, we believe that Hallador is well-positioned to transform retiring and/or underperforming assets into future opportunities. This will enable us to supply high-demand end users, such as data centers and industrial customers, with minimal impact to retail consumers. In addition, we focus our organic capital investments on strategic maintenance projects to maintain our safe operational performance and improve the reliability of Merom.

As discussed further under “Material Changes in Financial Condition — Capitalization” below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.

Competition and Other External Factors

We are experiencing competition in both our Electric and Coal Operations. This competition drives lower market prices for our products and services. Competitors for our Electric Operations include other power generators who bid into the MISO system, while competitors for our Coal Operations include other mining entities that are able to service our existing and potential customers via truck or rail within the Midwest and Southeast United States.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Our contracted forward sales for accredited capacity, energy, and coal are detailed below with estimated revenue from forward sales of $1.2 billion as of March 31, 2026.

Forward Sales Position (unaudited)*

	2026	2027	2028	2029	Total
Power
Accredited Capacity
Average daily contracted accredited capacity MW	781	782	668	340
Average contracted accredited capacity price per MWd	$246	$264	$300	$398
Contracted accredited capacity revenue (in millions)	$52.82	$75.26	$73.28	$20.44	$221.80

Energy
Contracted MWh (in millions)	3.10	3.06	1.09	0.27	7.52
Average contracted price per MWh	$43.74	$46.50	$52.94	$51.33
Contracted revenue (in millions)	$135.59	$142.29	$57.70	$13.86	$349.44
Total Accredited Capacity & Energy Revenue (in millions)	$188.41	$217.55	$130.98	$34.30	$571.24

Coal
Priced tons - 3rd party (in millions)	2.10	2.50	0.50		5.10
Avg price per ton - 3rd party	$55.73	$56.74	$59.00
Contracted coal revenue - 3rd party (in millions)	$117.03	$141.85	$29.50	$—	$288.38
TOTAL CONTRACTED REVENUE (IN MILLIONS) - CONSOLIDATED	$305.44	$359.40	$160.48	$34.30	$859.62

Priced tons - Intercompany (in millions)	2.08	2.30	3.17		7.55
Avg price per ton - Intercompany	$51.00	$51.00	$51.00
Contracted coal revenue - Intercompany (in millions)	$106.08	$117.30	$161.67	$—	$385.05

TOTAL CONTRACTED REVENUE (IN MILLIONS) - SEGMENT	$411.52	$476.70	$322.15	$34.30	$1,244.67

* Actual revenue related to forward sales positions may differ materially for various reasons, including price adjustment features for coal quality and cost escalations, volume optionality provisions, including rollover of unfulfilled coal commitments into future periods, and potential force majeure events. Forward sales figures in the 2026 column are for the period from April 1, 2026 through December 31, 2026.

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

In addition to these reportable segments, the Company has a “Corporate and Other and Eliminations” category, which is not significant enough, on a stand-alone basis, to be considered an operating segment. Corporate and Other and Eliminations primarily consist of unallocated corporate costs and activities, including our 50% interests in Sunrise Energy and Oaktown Gas, which we account for using the equity method.

Electric Operations

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Delivered Energy	$49,562	$72,136
Accredited Capacity Revenue	15,534	13,807
Electric Sales	$65,096	$85,943

Fuel	$(27,527)	$(38,071)
Other Operating Costs (1)	(29)	(8)
Other Operating and Maintenance Costs (2)	(8,854)	(4,527)
Cost of Purchased Power	(14,863)	(6,840)
Utilities	(134)	(676)
Labor	(8,129)	(8,143)
General and Administrative	(1,310)	(1,535)
Segment EBITDA	4,250	26,143
Other Operating Revenue	137	87
Depreciation, Depletion and Amortization	(6,383)	(5,161)
Asset Retirement Obligations Accretion	(131)	(120)
Interest Income	36	—
Interest Expense	(2,947)	(1,732)
Income before Income Taxes	$(5,038)	$19,217

(1) Other operating costs primarily include costs for lime dust.

(2) Other operating and maintenance costs include all other operating and maintenance costs with the exceptions of those costs considered variable included in fuel and other operating costs.

	Three Months Ended March 31,
	2026	2025

	(per MWh)
MWh Generated (in thousands)	938	1,422
MWh Purchased (in thousands)	183	132
MWh Sold (in thousands)	1,121	1,554

Delivered Energy	$44.21	$46.42
Accredited Capacity Revenue	13.86	8.88
Electric Sales	$58.07	$55.30

Fuel	$(24.56)	$(24.50)
Other Operating Costs (1)	(0.03)	(0.01)
Other Operating and Maintenance Costs (2)	(7.90)	(2.91)
Cost of Purchased Power	(13.26)	(4.40)
Utilities	(0.12)	(0.44)
Labor	(7.25)	(5.24)
General and Administrative	(1.17)	(0.99)
Segment EBITDA	3.78	16.81
Other Operating Revenue	0.12	0.06
Depreciation, Depletion and Amortization	(5.69)	(3.32)
Asset Retirement Obligations Accretion	(0.12)	(0.08)
Interest Income	0.03	—
Interest Expense	(2.63)	(1.11)
Income before Income Taxes	$(4.51)	$12.36

(1) Other operating costs primarily include costs for lime dust.

(2) Other operating and maintenance costs include all other operating and maintenance costs with the exceptions of those costs considered variable included in fuel and other operating costs.

Segment operating revenues from electric operations decreased $20.8 million, or 24.3%, compared to the first quarter of 2025, attributable to a $22.6 million decrease in sales of delivered energy partially offset by a $1.7 million increase in accredited capacity revenue. Our Electric Operations generated 0.5 million fewer MWh, but purchased an additional 0.1 million MWh for resale resulting in a net decrease of energy sales of 0.4 million MWh, a decrease of 27.9% compared to the first quarter of 2025. Lower plant availability in the first quarter of 2026 due to equipment issues at Merom had a significant impact on the total MWh generated. The impacted generating unit is scheduled to undergo a major maintenance outage beginning in May 2026, which we expect will improve performance upon completion. The price per MWh for delivered energy decreased 4.8% year-over-year from $46.42 for the three-month period ended March 31, 2025 to $44.21 in 2026. Accredited capacity revenue increased 12.5% to $15.5 million for the three-month period ended March 31, 2026 from $13.8 million in the comparable prior year period.

Fuel costs on a segment basis decreased $10.5 million, or 27.7%, from the first quarter of 2025. Fuel costs on a consolidated basis decreased $0.2 million or 1.5%, from the first quarter of 2025. The decrease is due to electricity generation falling by 0.5 million MWh, or 34.0%. We used 0.2 million tons less in production on both a segment and consolidated basis, as we utilized 0.2 million less tons produced at the Oaktown mining complex in 2026 compared to 2025. The decrease in electric power generation was attributable to the aforementioned equipment issues, which resulted in 0.5 million lower MWh generated, compared to the same period in 2025. The weather contributed to higher demand for electricity and natural gas causing an increase in the average spot price at Chicago citygate of $1.30 per thousand cubic feet to $5.70 per thousand cubic feet in January 2026 compared to January 2025. Total fuel costs were impacted by an increase in the cost of coal consumed from $53.80 per ton in 2025 to $54.58 per ton in 2026.

Other operating and maintenance costs increased $4.3 million, or 95.6%, from the first quarter of 2025. The increase was driven by increased maintenance activities attributable to the aforementioned equipment issues at Merom. In addition to the increased maintenance activities in the first quarter of 2026, the impacted generating unit will receive a major maintenance outage beginning in May.

Cost of purchased power increased $8.0 million, or 117.3%, from the first quarter of 2025. When there is an outage at one of the generating units at Merom or energy hours at the Merom Hub are priced below our production cost, we have the option to make economic net hourly purchases of power in the MISO market to satisfy our obligations, which we record as cost of purchased power. In 2026, we purchased an incremental 51,000 MWh compared to 2025, an increase of 38.6% that was further impacted by the energy pricing dynamics at the time of the purchases.

Utilities expense decreased $0.5 million, or 80.2%, in the first quarter of 2026 compared to 2025. The change was attributable to decreased production at Merom, as well as new meters installed in 2025 that allow for active management of pricing of auxiliary power in the day-ahead market.

Labor expenses were largely flat for the first quarter of 2026 versus the comparable period in 2025 as headcount was relatively stable year-over-year.

Interest expense increased $1.2 million, or 70.2%, from the first quarter of 2025. The increase in our interest expense relates to accretion on our prepaid delivered energy contracts that were entered into in 2024 and 2025.

Income before income taxes decreased $24.3 million from $19.2 million of income before taxes in the first quarter of 2025 to a loss before taxes of $5.0 million in the first quarter of 2026, which is attributable to the items described in the discussion above.

Coal Operations

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Coal Sales	$46,412	$54,774

Fuel	$(528)	$(556)
Other Operating and Maintenance Costs	(20,273)	(23,854)
Utilities	(3,199)	(3,476)
Labor	(19,259)	(18,886)
General and Administrative	(2,211)	(2,313)
Segment EBITDA	942	5,689
Other Operating Revenue	1,140	1,261
Depreciation, Depletion and Amortization	(4,204)	(9,797)
ARO Accretion	(277)	(307)
Exploration Costs	(84)	(21)
Gain on Disposal or Abandonment of Assets, Net	201	21
Interest Income	111	63
Interest Expense	(808)	(1,991)
Income (Loss) before Income Taxes	$(2,979)	$(5,082)

	Three Months Ended March 31,
	2026	2025

	(per ton)
Tons Sold (in thousands)	854	1,071

Coal Sales	$54.35	$51.14

Fuel	$(0.62)	$(0.52)
Other Operating and Maintenance Costs	(23.74)	(22.27)
Utilities	(3.75)	(3.25)
Labor	(22.55)	(17.63)
General and Administrative	(2.59)	(2.16)
Segment EBITDA	1.10	5.31
Other Operating Revenue	1.33	1.18
Depreciation, Depletion and Amortization	(4.92)	(9.15)
ARO Accretion	(0.32)	(0.29)
Exploration Costs	(0.10)	(0.02)
Gain on Disposal or Abandonment of Assets, Net	0.24	0.02
Interest income	0.13	0.06
Interest expense	(0.95)	(1.86)
Income (Loss) before Income Taxes	$(3.49)	$(4.75)

Segment operating revenue from coal operations (including intercompany sales to Merom) decreased $8.4 million, or 15.3%, compared to the first quarter of 2025. The decrease was driven by lower volume partially offset by an increase in the average sales price for our coal. We sold 0.9 million tons of coal during the first quarter of 2026, a decrease of 0.2 million tons, or 20.3%, versus 2025. Our average sales price, on a segment basis, increased $3.21 per ton from $51.14 per ton to $54.35 per ton. The decreased sales were driven by lower coal demand from Merom due to the aforementioned equipment issues. Sunrise sold 0.3 million fewer tons of coal to Merom, offset by a 7.2% increase in tons sold to third parties in the first quarter of 2026 compared to 2025. On a consolidated basis, third party sales increased $4.9 million, or 16.2%, versus the first quarter of 2025 attributable to 0.3 million incremental tons sold to third parties, supplemented by an 8.4% increase in our average third party price per ton.

Other operating and maintenance costs decreased $3.6 million, or 15.0%, which is attributable to the decrease in total tons sold of 0.2 million, or 20.3%, versus the first quarter of 2025, partially offset by mine expansion costs at Oaktown. Labor expenses increased $0.4 million, or 2.0%, from the first quarter of 2025; however, because tons sold declined 20.3%, labor cost per ton sold rose $4.92 as production at the mine outpaced coal sales.

Depreciation, Depletion and Amortization decreased by $5.6 million, or 57.1%, compared to the first quarter of 2025, partially attributable to the lower production during the first quarter of 2026. Following the impairment of our coal operations, the cost basis of our coal operations assets upon which depreciation, depletion and amortization is calculated was also lower resulting in significantly lower expense.

Interest expense decreased $1.2 million, or 59.4%, from $2.0 million for the three months ended March 31, 2025 to $0.8 million in 2026. The decrease is attributable to the paydown of the Company’s bank facility from $30.0 million at December 31, 2025 to zero at March 31, 2026.

Loss before income taxes narrowed by $2.1 million, or 41.4% compared to the first quarter of 2025. The main drivers of this change in loss before income taxes are described in the discussion above.

Quarterly coal sales and cost data on a segment basis are as follows (in thousands, except per ton data and wash plant recovery percentage):

All Mines	2nd 2025	3rd 2025	4th 2025	1st 2026	T4Qs
Tons produced	1,059	1,034	905	907	3,905
Tons sold	890	1,355	995	854	4,094
Wash plant recovery in %	66%	64%	57%	59%
Capex (Coal Operations)	$5,793	$6,873	$6,449	$3,792	$22,907
Capex per ton sold (Coal Operations)	$6.51	$5.07	$6.48	$4.44	$5.60

Average cost per ton sold⁽ⁱ⁾	$46.03	$42.74	$46.75	$50.66

All Mines	2nd 2024	3rd 2024	4th 2024	1st 2025	T4Qs
Tons produced	889	873	971	1,020	3,753
Tons sold	849	926	875	1,071	3,721
Wash plant recovery in %	59%	60%	62%	64%
Capex (Coal Operations)	$7,560	$6,810	$11,079	$6,244	$31,693
Capex per ton sold (Coal Operations)	$8.90	$7.35	$12.66	$5.83	$8.52

Average cost per ton sold⁽ⁱ⁾	$49.94	$52.22	$43.25	$43.65

(i) Average cost per ton sold is calculated as the sum of the Coal Operation’s fuel, other operating and maintenance costs, utilities and labor costs divided by tons sold for the respective period in this table. Coal Operations costs are presented in the “Discussion and Analysis of our Reportable Segments” above.

EARNINGS (LOSS) PER SHARE

	2nd 2025	3rd 2025	4th 2025	1st 2026
Basic	$0.19	$0.56	$(0.01)	$(0.20)
Diluted	$0.19	$0.55	$(0.01)	$(0.20)

	2nd 2024	3rd 2024	4th 2024	1st 2025
Basic	$(0.27)	$0.04	$(5.06)	$0.23
Diluted	$(0.27)	$0.04	$(5.06)	$0.23

INCOME TAXES

Our effective tax rate (“ETR”) is estimated at ~5.2% and ~0% for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, we estimated our annual ETR based upon projected annual income (loss), forecasted permanent tax differences, discrete items, and statutory rates in states in which we operate. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis and changes in the valuation allowance. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

RESTRICTED STOCK GRANTS

See “Item 1. Financial Statements - Note 8 - Stock Compensation Plans” for a discussion of restricted stock unit (“RSUs”).

MATERIAL CHANGES IN FINANCIAL CONDITION

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

Cash and cash equivalents

Hallador had $43.4 million of cash and restricted cash as of March 31, 2026 versus $15.4 million at December 31, 2025.

Liquidity of Hallador

Our short-term sources of corporate liquidity include (i) cash and cash equivalents held by Hallador, (ii) cash provided by operations, (iii) interest income received on our cash and cash equivalents and, (iv) borrowing availability under our new credit facility. For the details of the borrowing availability under our credit facility, see “Item 1. Financial Statements - Note 4 – Bank Debt” to our unaudited condensed consolidated financial statements.

The liquidity of Hallador generally is used to fund (i) capital expenditures, (ii) debt service requirements and (iii) general and administrative expenses, as well as to settle certain obligations that are not included on our March 31, 2026 unaudited condensed consolidated balance sheet. In this regard, we have commitments related to (a) leases of railcars that qualify for the short-term lease exception and (b) certain operating costs associated with our Electric Operations and our Coal Operations.

From time to time, we may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) the satisfaction of contingent liabilities, (iii) capital distributions to Hallador equity owners, (iv) the repayment of third party debt, or (v) income tax payments. No assurance can be given that any external funding would be available to us on favorable terms, or at all.

Liquidity consists of our additional borrowing capacity and unrestricted cash and cash equivalents. As of March 31, 2026, we had additional borrowing capacity of $60.8 million under the New Revolving Credit Facility and total liquidity of $97.5 million. Our additional borrowing capacity is net of $14.2 million in outstanding letters of credit as of March 31, 2026 that were required to maintain surety bonds and other credit support obligations.

Consolidated Statement of Cash Flows Summary.

The first quarter of 2026 and 2025 unaudited condensed consolidated statements of cash flows are summarized as follows:

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by operating activities	$20,496	$38,419	$(17,923)
Net cash used in investing activities	(7,480)	(11,672)	4,192
Net cash (used in) provided by financing activities	14,975	(22,693)	37,668
Increase in cash, cash equivalents, and restricted cash	$27,991	$4,054	$23,937

Operating Activities. The decrease in net cash provided by our operating activities is primarily attributable to the combination of (i) lower Adjusted EBITDA and related working capital items, (ii) increased inventory levels, (iii) incremental amortization of prepaid forward sales contracts for cash received in prior periods, and (iv) lower cash payments of interest, partially offset by incremental cash received for annual sales of accredited capacity compared to the first quarter of 2025. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Investing Activities. The change in net cash used by our investing activities is primarily attributable to (i) a decrease in our capital expenditures of $4.0 million partially attributable to lower capitalization of mine development costs and (ii) a $0.2 million increase in the proceeds from sales of equipment.

For the three months ended March 31, 2026, capital expenditures (“Capex”) was $7.7 million allocated as follows (in millions):

Oaktown	$3.8
Merom	2.3
Merom - ELG	1.3
ERAS Project	0.3
Capex per the condensed consolidated statements of cash flows	$7.7

We expect our 2026 Capex to remain broadly stable as compared to our 2025 Capex, excluding any impacts of the ERAS Project. The actual amount of our 2026 Capex may vary from our expectations for a variety of reasons, including (i) changes in (a) the competitive or regulatory environment, (b) business plans, or (c) our expected future operating results and (ii) the availability of sufficient capital. Accordingly, no assurance can be given that our actual Capex will not vary materially from our expectations.

Financing Activities. The increase in net cash provided by our financing activities is primarily attributable to the net effect of (i) an increase in cash of $53.8 million from the net proceeds of the CMPO, (ii) a reduction in cash attributable to higher net repayments of bank debt of $9.0 million, and (iii) a decrease in cash from incremental lease financing payments of $1.5 million.

Capitalization

We seek to maintain our debt at levels that provide for equity returns without assuming undue risk. Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in our credit agreement is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our consolidated businesses, maintain adequate liquidity and coverage of fixed charges, and to achieve adequate returns on our capital expenditures and acquisitions. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in our debt instruments. For example, if the Adjusted EBITDA of our business was to decline, our ability to obtain additional debt could be limited.

Prior to March 5, 2026, the Company was party to a credit agreement with PNC Bank, National Association (in its capacity as administrative agent, "PNC Bank"). As of December 31, 2025, our bank debt under the PNC Bank credit facility was $30.0 million, which was repaid subsequent to year-end as further described below.

On March 5, 2026, Hallador entered into a credit agreement with Texas Capital Bank and Old National Bank, among others, that replaces the Credit Agreement with PNC Bank and includes a $75.0 million revolving credit facility (the "New Revolving Credit Facility") and a $45.0 million delayed draw term loan (the "Delayed Draw Term Loan", and together with the New Revolving Credit Facility, the "New Credit Facility"). The New Credit Facility bears interest with margins ranging from 2.25% to 3.75% above SOFR or the applicable base rate, subject to a SOFR floor of 1.00%. The applicable margin is determined based upon the Company's leverage ratio and the type of loan drawn. The New Credit

Facility includes a commitment fee of 0.50% on any daily unused portions of the New Revolving Credit Facility. If the Delayed Draw Term Loan occurs, which is subject to meeting certain conditions, the principal balance of the Delayed Draw Term Loan shall be due and payable in equal quarterly installments of 2.5% of the original principal amount of such Delayed Draw Term Loan with a final payment of the remaining balance upon maturity. The New Credit Facility matures on March 5, 2029, and is collateralized by substantially all our assets. When drawn, the proceeds from the New Credit Facility may be used for ongoing working capital and general corporate purposes.

See “Item 1. Financial Statements - Note 4 – Bank Debt” to our unaudited condensed consolidated financial statements for additional discussion about our bank debt and related liquidity.

Off-Balance Sheet Arrangements

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. We have recorded the present value of reclamation obligations of $18.0 million, including $6.3 million at Merom, presented as asset retirement obligations (“ARO”) and accrued liabilities in our accompanying condensed consolidated balance sheets. In the event we are not able to perform reclamation, we have surety bonds in place totaling $30.9 million to cover ARO.

CRITICAL ACCOUNTING ESTIMATES

For a description of our critical accounting policies and estimates, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 2 – Recent Accounting Pronouncements” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the three months ended March 31, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Commodity Price Risk

Commodity price risks result from exposures to changes in spot prices, forward prices, volatilities, and correlations between various commodities, such as natural gas, electricity, coal, oil, and emissions credits. We manage the commodity price risk of the Company's generation and mining operations by entering into various instruments to manage the variability in future cash flows from forecasted sales and purchases of power and fuel. These instruments include prepaid forward contracts, PPAs, and other bilateral agreements. Hallador uses these agreements to manage and fix the prices of certain purchases and sales to alleviate market risk and improve visibility into future results. See the “Forward Sales Position” table within the “Material Changes in Results of Operations” section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We are exposed to market price fluctuations for emission credits related to our investments in Sunrise Energy and Oaktown Gas, which had an aggregate value of $2.5 million at March 31, 2026. For additional information regarding our investments in Sunrise Energy and Oaktown Gas, see “Item 1. Financial Statements - Note 11. – Equity Method Investments” to our condensed consolidated financial statements.

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include instruments with variable rates. Our primary exposure to variable rates is through our SOFR-indexed credit facilities.

In general, we monitor the interest rate market and determine whether to enter into instruments to protect against increases in the interest rates on our variable-rate debt. From time to time, we may use interest rate swaps, interest rate cap, floor or collar agreements that lock in a maximum interest rate if variable rates rise, but also may allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. We use judgment to determine the appropriate composition of interest rate derivative instruments, taking into account the relative costs and benefits in light of current and expected future market conditions, liquidity issues and other factors. As of March 31, 2026 and December 31, 2025, we did not hold any interest rate derivative instruments.

Weighted Average Variable Interest Rate. At March 31, 2026 and December 31, 2025, the outstanding principal amount of our variable-rate indebtedness aggregated zero and $30.0 million, respectively, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 7.16% and 8.17%, respectively, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.

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

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our undrawn debt facilities and cash investments will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our undrawn debt facilities is spread across multiple counterparties, however notwithstanding, the default of certain counterparties could have a significant impact on our business. Most of our cash currently is invested in either (i) money market funds, including funds that invest in high-quality short-term instruments that preserve principal and offer daily liquidity, or (ii) overnight deposits with banks that transfer balances nightly into repurchase agreements collateralized by high-quality securities, including US government instruments. To date, neither the access to nor the value of our cash and cash equivalent balances have been adversely impacted by liquidity problems of financial institutions.

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

At March 31, 2026 and December 31, 2025, our exposure to counterparty credit risk included (i) cash and cash equivalents and restricted cash of $43.4 million and $15.4 million, respectively, and (ii) aggregate availability of undrawn debt facilities of $60.8 million and $28.8 million, respectively.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2026, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 1. Financial Statements - Note 14. – “Contingencies” to our condensed consolidated financial statements. Except as described therein, the Company is not currently a party to any legal proceedings that management believes, either individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s business, results of operations, financial condition, or liquidity.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 12, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2026, all sales and issuances of the Company’s equity securities were registered under the Securities Act of 1933, as amended. Accordingly, during the period covered by this report, the Company did not engage in any unregistered sales of its equity securities that would be required to be disclosed pursuant to Item 701 of Regulation S-K. For a description of the Company’s registered equity issuances during the quarter, including shares issued under the ATM Program and the CMPO, see Item 1. Financial Statements - Note 15 – “At Market Agreement (“ATM”) and Confidentially Marketed Public Offering (“CMPO”)” to our condensed consolidated financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

See Exhibit 95.1 to this Form 10-Q for a listing of our mine safety violations.

ITEM 5. OTHER INFORMATION

None.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, no director or officer of Hallador adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Document
1.1	Underwriting Agreement dated January 13, 2026(1)
10.1

Credit Agreement, dated March 5, 2026, among Hallador Energy Company, the lenders party thereto, the letter of credit issuers party thereto and Texas Capital Bank, as administrative agent incorporated by reference to Form 8-K filed on March 10, 2026 (2)

10.2	Master Power Purchase And Sale Agreement Long-Form Confirmation Letter dated May 1, 2026*
31.1	SOX 302 Certification - Chief Executive Officer*
31.2	SOX 302 Certification - Chief Financial Officer*
31.3	SOX 302 Certification – Chief Accounting Officer*
32	SOX 906 Certification*
95.1	Mine Safety Disclosures*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.LAB	Inline XBRL Labels Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)*

*Filed herewith.

(1) Incorporated by reference to Form 8-K filed on January 15, 2026.

(2) Incorporated by reference to Form 8-K filed on March 10, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: May 6, 2026	/s/BRENT K. BILSLAND
Brent K. Bilsland, Chairman, President and CEO

Date: May 6, 2026	/s/TODD E. TELESZ
Todd E. Telesz, CFO

Date: May 6, 2026	/s/ERIC VAN DEMAN
Eric Van Deman, CAO