Form 10-Q
period 2026-06-30
HALLADOR ENERGY CO
filed 2026-08-10
CIK 788965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, we had 47,143,357 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hallador Energy Company

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$28,979	$10,070
Restricted cash	5,950	5,302
Accounts receivable	14,396	13,989
Inventory	47,841	42,534
Parts and supplies	51,326	45,854
Prepaid expenses	1,507	5,638
Total current assets	149,999	123,387
Property, plant and equipment:
Land and mineral rights	69,952	69,952
Buildings and equipment	447,072	421,037
Mine development	102,302	102,302
Construction work in progress	57,955	39,671
Finance lease right-of-use assets	12,591	12,591
Total property, plant and equipment	689,872	645,553
Less - accumulated depreciation, depletion and amortization	(384,551)	(367,775)
Total property, plant and equipment, net	305,321	277,778
Equity method investments	2,284	2,647
Operating lease right-of-use assets	2,734	—
Other noncurrent assets	7,706	4,241
Total assets	$468,044	$408,053

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of bank debt, net	$3,747	$—
Accounts payable	31,632	12,594
Accrued liabilities and other	33,008	29,254
Current portion of lease financing	3,849	7,411
Contract liabilities - current	136,457	103,343
Total current liabilities	208,693	152,602
Long-term liabilities:
Bank debt, net	39,183	29,678
Long-term lease financing	310	1,338
Deferred income taxes	165	1,833
Asset retirement obligations	16,065	15,241
Contract liabilities - long-term	10,000	45,714
Other	3,296	1,814
Total long-term liabilities	69,019	95,618
Total liabilities	277,712	248,220
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 47,144 and 43,817 issued and outstanding, as of June 30, 2026 and December 31, 2025, respectively	471	438
Additional paid-in capital	257,985	202,963
Retained deficit	(68,124)	(43,568)
Total stockholders’ equity	190,332	159,833
Total liabilities and stockholders’ equity	$468,044	$408,053

See accompanying notes to the condensed consolidated financial statements.

Hallador Energy Company

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
SALES AND OPERATING REVENUES:
Electric sales	$59,509	$59,976	$127,286	$145,919
Coal sales	40,601	38,147	75,681	68,332
Other revenues	1,395	4,702	3,026	6,298
Total sales and operating revenues	101,505	102,825	205,993	220,549
EXPENSES:
Fuel	15,451	15,063	30,414	30,273
Other operating and maintenance costs	39,132	28,955	68,288	57,344
Cost of purchased power	8,633	2,172	23,496	9,012
Utilities	3,960	4,507	9,974	8,659
Labor	28,812	26,799	56,200	53,828
Depreciation, depletion and amortization	9,905	5,542	20,511	20,519
Asset retirement obligations accretion	416	437	824	864
Exploration costs	287	98	371	119
General and administrative	7,552	7,501	14,410	14,326
(Gain) loss on disposal or abandonment of assets, net	15	(55)	(186)	(76)
Total operating expenses	114,163	91,019	224,302	194,868

INCOME (LOSS) FROM OPERATIONS	(12,658)	11,806	(18,309)	25,681

Interest income	279	64	426	127
Interest expense (1)	(3,776)	(3,819)	(7,746)	(7,542)
Loss on extinguishment of debt	—	—	(230)	—
Equity method investment (loss)	(244)	197	(365)	(39)
NET INCOME (LOSS) BEFORE INCOME TAXES	(16,399)	8,248	(26,224)	18,227

INCOME TAX EXPENSE (BENEFIT):
Current	—	—	—	—
Deferred	(1,164)	—	(1,668)	—
Total income tax expense (benefit)	(1,164)	—	(1,668)	—

NET INCOME (LOSS)	$(15,235)	$8,248	$(24,556)	$18,227

NET INCOME (LOSS) PER SHARE:
Basic	$(0.32)	$0.19	$(0.52)	$0.43
Diluted	$(0.32)	$0.19	$(0.52)	$0.42

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	47,133	42,619	46,831	42,798
Diluted	47,133	43,048	46,831	43,434

(1) Interest Expense:
Interest on bank debt	$978	$1,404	$1,840	$2,898
Other interest	2,270	1,891	5,104	3,623
Amortization of debt issuance costs	528	524	802	1,021
Total interest expense	$3,776	$3,819	$7,746	$7,542

See accompanying notes to the condensed consolidated financial statements.

Hallador Energy Company

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,556)	$18,227
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax (benefit)	(1,668)	—
Equity method investment loss	365	39
Depreciation, depletion and amortization	20,511	20,519
Gain on disposal or abandonment of assets, net	(186)	(76)
Loss on extinguishment of debt	230	—
Amortization of debt issuance costs	802	1,021
Asset retirement obligations accretion	824	864
Cash paid on asset retirement obligation reclamation	(332)	(311)
Stock-based compensation	2,543	1,559
Amortization of contract liabilities	(69,505)	(65,597)
Accretion on contract liabilities	5,104	3,215
Amortization of right-of-use assets	319	—
Other	1,465	284
Change in current assets and liabilities:
Accounts receivable	(407)	(3,304)
Inventory	(5,307)	(6,885)
Parts and supplies	(5,472)	(3,651)
Prepaid expenses	(452)	1,003
Accounts payable and accrued liabilities	10,527	5,062
Contract liabilities	61,801	77,814
Net cash (used in) provided by operating activities	(3,394)	49,783
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,941)	(24,737)
Proceeds from sale of equipment	200	162
Investment in equity method investments	—	(322)
Net cash used in investing activities	(33,741)	(24,897)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on bank debt	(79,200)	(44,000)
Borrowings of bank debt	94,200	45,000
Payments on lease financing	(4,631)	(3,421)
Debt issuance costs	(6,189)	(330)
Proceeds from ATM offering, net of issuance costs	189	—
Proceeds from public offering, net of issuance costs	53,764	—
Taxes paid on vesting of RSUs	(1,441)	(1,918)
Net cash (used in) provided by financing activities	56,692	(4,669)
Increase in cash, cash equivalents, and restricted cash	19,557	20,217
Cash, cash equivalents, and restricted cash, beginning of period	15,372	12,153
Cash, cash equivalents, and restricted cash, end of period	$34,929	$32,370
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$28,979	$9,228
Restricted cash	5,950	23,142
	$34,929	$32,370
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,435	$2,768
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Non-cash change in capital expenditures included in accounts payable and prepaid expense	$14,773	$843
Right-of-use asset additions	$2,407	$—

See accompanying notes to the condensed consolidated financial statements.

Hallador Energy Company

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2026	47,132	$471	$257,992	$(52,889)	$205,574
Stock-based compensation	—	—	1,408	—	1,408
Stock issued on vesting of RSUs	19	—	(1,403)	—	(1,403)
Taxes paid on vesting of RSUs	(7)	—	—	—	—
Issuance costs related to ATM offering	—	—	(12)	—	(12)
Net Loss	—	—	—	(15,235)	(15,235)
Balance, June 30, 2026	47,144	$471	$257,985	$(68,124)	$190,332

Balance, December 31, 2025	43,817	$438	$202,963	$(43,568)	$159,833
Stock-based compensation	—	—	2,543	—	2,543
Stock issued on vesting of RSUs	210	2	(1,443)	—	(1,441)
Taxes paid on vesting of RSUs	(88)	(1)	1	—	—
Stock issued in ATM offering, net of issuance costs	11	—	189	—	189
Stock issued in public offering	3,194	32	53,732	—	53,764
Net loss	—	—	—	(24,556)	(24,556)
Balance, June 30, 2026	47,144	$471	$257,985	$(68,124)	$190,332

			Additional		Total
	Common Stock Issued		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2025	42,978	$430	$190,378	$(75,460)	$115,348
Stock-based compensation	—	—	475	—	475
Taxes paid on vesting of RSUs	—	—	(1,918)	—	(1,918)
Net income	—	—	—	8,248	8,248
Balance, June 30, 2025	42,978	$430	$188,935	$(67,212)	$122,153

Balance, December 31, 2024	42,621	$426	$189,298	$(85,439)	$104,285
Stock-based compensation	—	—	1,559	—	1,559
Stock issued on vesting of RSUs	513	5	(5)	—	—
Taxes paid on vesting of RSUs	(156)	(1)	(1,917)	—	(1,918)
Net income	—	—	—	18,227	18,227
Balance, June 30, 2025	42,978	$430	$188,935	$(67,212)	$122,153

See accompanying notes to the condensed consolidated financial statements.

Hallador Energy Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	BASIS OF PRESENTATION

Organization

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

Reclassifications

It was determined that electric sales and utilities expenses were each understated by $2.7 million in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2026. The understatements had no impact on net loss for the period. These amounts have been properly reflected in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2026 and are excluded from the accompanying condensed consolidated statements of operations for the three months ended June 30, 2026. As the impacts are not considered material to the previously reported amounts, they will be corrected when we present the three months ended March 31, 2026 in our March 31, 2027 Quarterly Report on Form 10-Q. This correction did not impact previously reported amounts of assets, liabilities, equity, net loss, or cash flows.

Certain other reclassifications have been made to the Company’s prior period condensed consolidated financial information to conform to the current period presentation. These presentation changes did not impact the Company’s condensed consolidated net loss, consolidated cash flows, total assets, total liabilities or total stockholders’ equity.

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (“SEC”) rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2025 consolidated financial statements and notes thereto included in our 2025 Annual Report on Form 10-K (our “2025 10-K”). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

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

Change in Accounting Estimate

On May 1, 2026, the Company entered into a 12-year capacity agreement with a subsidiary of a utility for planning years 2028 through 2040, as previously reported on the Company's Current Report on Form 8-K filed May 6, 2026. As a result of this agreement, together with the Company's other long-term contracted commitments and future maintenance plans, the Company reevaluated the estimated remaining useful life of the Merom Generating Station and determined that the plant's estimated operating life should also be extended through 2040, compared to the previous estimate of 2032. Accordingly, effective June 1, 2026, the Company extended the estimated useful lives of the plant and related assets to align with the revised remaining life of the facility. This change was accounted for prospectively as a change in accounting estimate; depreciation expense recorded in prior periods was not adjusted, and the remaining net book value of the affected assets is being depreciated over the revised remaining useful lives. The effect of this change for both the three and six months ended June 30, 2026 was a decrease in depreciation expense of $1.2 million and a decrease in net loss of $1.2 million, or approximately $0.03 per basic and diluted share, which impacted our Electric Operations segment.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

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

Inventory is valued at the lower of cost or net realizable value (“NRV”). Coal inventory includes NRV adjustments of $0.1 million as of June 30, 2026, and December 31, 2025. During 2025, as part of the Company’s routine inventory reconciliation process, a downward adjustment of $2.6 million was recorded to coal inventory.

(4)	BANK DEBT

New Credit Facility

On March 5, 2026, Hallador entered into a credit agreement with Texas Capital Bank, as administrative agent, and Old National Bank, among others, that replaces the Credit Agreement with PNC Bank, National Association, (“PNC”) and includes a $75.0 million senior secured revolving credit facility (the "New Revolving Credit Facility") and a $45.0 million senior secured term loan facility (the "Delayed Draw Term Loan", and together with the New Revolving Credit Facility, the "New Credit Facility"). The New Revolving Credit Facility includes (i) a $25.0 million sub-facility for letters of credit and (ii) a $10.0 million sub-facility for swingline loans. The Company may, subject to conditions set forth in the New Credit Facility, request additional revolving facility commitments and incremental term loan commitments in an aggregate amount not to exceed $25.0 million. The Company and certain of its subsidiaries, as guarantors under the New Credit Facility, granted a security interest in substantially all of their assets to secure the Company’s obligations under the New Credit Facility.

The New Credit Facility bears interest at a rate equal to, at the Company’s election, either a base rate or term secured overnight financing rate (“SOFR”), plus an applicable margin based upon the Company’s total leverage ratio. Under the

New Credit Facility, (A) base rate loans will bear interest at a rate equal to the greater of (i) the prime rate, (ii) the sum of the Federal Funds Rate plus one half of one percent (0.50%), and (iii) the term SOFR plus one percent (1.00%), in each case, plus the applicable margin for base rate loans, which ranges from 2.25% to 2.75%, and (B) term SOFR loans will bear interest at term SOFR, plus the applicable margin for term SOFR loans, which ranges from 3.25% to 3.75%. The New Credit Facility includes a commitment fee of 0.50% on the daily unused portions of the New Revolving Credit Facility. As of June 30, 2026, we were subject to paying the applicable SOFR plus 3.50% on outstanding bank debt, which equates to an all-in rate of 7.11%.

On May 15, 2026, the Company borrowed the $45.0 million available under the Delayed Draw Term Loan. A portion of the proceeds was used to repay $8.0 million of outstanding borrowings under the New Revolving Credit Facility, with the remainder available for ongoing working capital and general corporate purposes. The principal balance of the Delayed Draw Term Loan is due and payable in quarterly installments of 2.5% of the original principal amount, or $1.1 million, commencing September 30, 2026, with a final payment of the remaining balance upon maturity on March 5, 2029.

On April 21, 2026, the Company entered into a First Amendment to the Credit Agreement, which among other things made certain administrative and technical modifications. On June 25, 2026, the Company entered into a Second Amendment to the Credit Agreement (the "Second Amendment"), which modified certain financial covenants. The maximum Total Leverage Ratio was amended to 4.25 to 1.0 for periods ending on or after June 30, 2026, compared to our original 4.0 to 1.0. The maximum Senior Secured Leverage Ratio was amended to 3.00 to 1.0 for periods ending June 30, 2026 through September 30, 2026, and 2.75 to 1.0 for periods ending December 31, 2026 through March 31, 2027, returning to 2.50 to 1.0 for periods ending on or after June 30, 2027. The Second Amendment also updated certain schedules to the Credit Agreement to reflect recently executed material agreements, including the Asset Purchase Agreement with Energy World Corporation Ltd. The increase in our maximum permitted Total Leverage Ratio and Senior Secured Leverage Ratio under the Second Amendment was obtained, in part, to provide us with additional flexibility in connection with our anticipated financing of the turbine equipment acquisition described in “Note 14 – Commitments and Contingencies” to the condensed consolidated financial statements. Our ability to fund the remaining purchase price and related costs, including through additional borrowings under the New Credit Facility, remains subject to compliance with these covenants, as amended, and there can be no assurance that our current covenant levels will provide sufficient capacity for that purpose or that additional covenant relief will be available if needed.

Prior Credit Agreement

The Company was party to a credit agreement with PNC, in its capacity as administrative agent, which consisted of a revolving credit facility of up to $75.0 million and a term loan.

On June 27, 2025, the Company executed the Third Amendment (“Third Amendment”) to our Credit Agreement, which was accounted for as a debt modification. The primary purpose of the Third Amendment was to provide additional operating flexibility for the remainder of 2025 by redefining covenants and deferring certain covenants until the third quarter of 2025. During the second quarter of 2025, the Company entered into a $35.0 million prepaid forward power sales contract of which $19.0 million of the proceeds were deposited into a money market account with the administrative agent as a compensating balance. The compensating balance was utilized to fully repay the outstanding term loan during the fourth quarter of 2025. As of March 5, 2026, the Company fully repaid its revolving credit facility with PNC.

Liquidity

Liquidity consists of our additional borrowing capacity and unrestricted cash and cash equivalents. As of June 30, 2026, we had additional borrowing capacity of $55.3 million under the New Revolving Credit Facility and total liquidity of $84.2 million. Our additional borrowing capacity is net of $19.7 million in outstanding letters of credit as of June 30, 2026 that were required to maintain surety bonds and other credit support obligations.

Fees

Bank fees and other costs incurred in connection with the New Credit Facility totaled $6.2 million and are amortized over the term of the New Credit Facility. Upon the funding of the Delayed Draw Term Loan on May 15, 2026, unamortized fees allocated to the Delayed Draw Term Loan were reclassified from other assets to a direct deduction from the carrying amount of the Delayed Draw Term Loan. Unamortized bank fees as of June 30, 2026, and December 31, 2025, were $5.6 million and $0.3 million, respectively, of which $3.5 million related to the New Revolving Credit Facility and is included in other noncurrent assets, and $2.1 million related to the Delayed Draw Term Loan and is presented as a reduction of bank debt in the table below. The New Credit Facility includes a commitment fee of 0.50% on any daily unused portions of the New Revolving Credit Facility.

Unamortized bank fees and other costs incurred in connection with our Prior Credit Agreement of $0.2 million were recorded as a loss on extinguishment of debt on the condensed consolidated statements of operations.

Bank debt, less debt issuance costs, is presented below (in thousands):

	June 30,	December 31,
	2026	2025
Current bank debt	$4,500	$—
Less unamortized debt issuance cost (1)	(753)	—
Net current portion	$3,747	$—

Long-term bank debt	$40,500	$30,000
Less unamortized debt issuance cost (1)	(1,317)	(322)
Net long-term portion	$39,183	$29,678

Total bank debt	$45,000	$30,000
Less total unamortized debt issuance cost (1)	(2,070)	(322)
Net bank debt	$42,930	$29,678

(1)	Unamortized debt issuance costs related to the New Revolving Credit Facility of $3.5 million are included in other noncurrent assets on the condensed consolidated balance sheets as of June 30, 2026.

Future maturities of bank debt as of June 30, 2026, are as follows (in thousands):

2026	$2,250
2027	4,500
2028	4,500
2029	33,750
Total	$45,000

Covenants

As of June 30, 2026 our covenants include:

●	Total leverage ratio – 4.25 to 1.00
●	Senior secured leverage ratio – 3.00 to 1.00 stepping down to 2.75 to 1.00 in the fourth quarter of 2026, and 2.50 to 1.00 in the second quarter of 2027.
●	Fixed charge coverage ratio – 1.25 to 1.00.

As of June 30, 2026, we were in compliance with all covenants defined in the New Credit Facility.

Interest Rate

The New Credit Facility bears interest with margins ranging from 2.25% to 3.75% above SOFR or the applicable base rate, subject to a SOFR floor of 1.00%, as further described above. The applicable margin is determined based upon the Company's leverage ratio and the type of loan drawn. As of June 30, 2026, we were subject to paying the applicable SOFR plus 3.50% on any outstanding bank debt which equates to an all-in rate of 7.11%.

(5)	ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consist of the following for the indicated dates (in thousands):

	June 30,	December 31,
	2026	2025
Accrued liabilities	14,025	10,829
Workers' compensation reserve	5,381	5,223
Accrued property taxes	3,709	3,900
Accrued payroll	3,463	3,037
ARO - current portion	2,275	2,606
Group health insurance	1,250	1,420
Operating lease liability - current portion	620	—
Other	2,285	2,239
Total accrued liabilities and other	$33,008	$29,254

(6)	REVENUE

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

Electric Operations

We concluded that for a Power Purchase Agreement (“PPA”) that is not determined to be a lease or derivative, the definition of a contract and the criteria in ASC 606, Revenue from Contracts with Customers (“ASC 606”), are met at the time a PPA is executed by the parties, as this is the point at which enforceable rights and obligations are established. Accordingly, we concluded that a PPA that is not determined to be a lease or derivative constitutes a valid contract under ASC 606.

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

Electric Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Delivered energy (including contract liability amortization)	$40,901	$44,132	$93,144	$116,268
Accredited capacity	18,608	15,844	34,142	29,651
Total Electric Operations sales	$59,509	$59,976	$127,286	$145,919

Coal Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Third party Indiana customers	$28,701	$21,290	$54,614	$41,604
Other customers	11,900	16,857	21,067	26,728
Total Coal Operations sales	$40,601	$38,147	$75,681	$68,332

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

The following table illustrates the balance of all current Electric and Coal Operations contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2026 and disaggregated by segment and contract duration (in thousands).

	2026	2027	2028	2029	2030	Thereafter	Total
Delivered energy revenue	$114,350	$160,260	$86,550	$28,930	$—	$—	$390,090
Accredited capacity revenue (1)	34,990	75,310	90,950	102,370	87,540	824,780	1,215,940
Coal Operations revenue (2)	76,340	130,640	29,500	—	—	—	236,480
Total revenue	$225,680	$366,210	$207,000	$131,300	$87,540	$824,780	$1,842,510
(1)	Certain contracted forward sales positions included above are subject to approval by the Indiana Utility Regulatory Commission.
(2)	Coal Operations revenue consists of consolidated revenue excluding our intercompany revenues from Merom.

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

Under the typical payment terms of our contracts with customers, the customer pays us the contracted price for electricity or accredited capacity. For coal contracts, the customer pays us a base price for the coal, increased or decreased for any quality adjustments. Amounts billed and due are recorded as trade accounts receivable and included in accounts receivable in our condensed consolidated balance sheets. Payments received prior to fulfilling our performance obligations are included in contract liabilities in our condensed consolidated balance sheets. When the Company receives customer payments more than one year in advance of the related performance obligations and the financing is significant in the context of the contract, the Company adjusts the transaction price for the significant financing component associated with these contracts at risk adjusted market rates. The resulting interest accretion is recognized as interest expense over the period between the customer payment date and the expected satisfaction of the performance obligation.

The following table shows our beginning and ending accounts receivable balances from contracts with customers for the periods presented (in thousands):

	June 30,
	2026	2025
Accounts receivable from contracts with customers - beginning balance	$13,989	$15,438
Accounts receivable from contracts with customers - ending balance	$14,396	$18,742

As the Company fulfills its contractual obligations, we recognized those amounts in revenue. The following table reconciles our beginning and ending contract liabilities for the periods presented (in thousands):

	June 30,
	2026	2025
Total contract liabilities - beginning balance	$149,057	$146,719
Cash payments received on future contract obligations	67,880	82,476
Accretion on contract liabilities	5,104	3,215
Revenue recognized, cash payment received in prior period	(69,505)	(65,597)
Revenue recognized, cash payment received in current period	(6,079)	(4,662)
Total contract liabilities - ending balance	$146,457	$162,151

(7)	INCOME TAXES

For the six months ended June 30, 2026 and 2025, we recorded income taxes using an estimated annual effective tax rate based upon projected annual income (loss), forecasted permanent tax differences, discrete items, and statutory rates in states in which we operate. The effective tax rate for the six months ended June 30, 2026 and 2025, was approximately 6.4% and 0%, respectively. Historically, our actual effective tax rates differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion in excess of tax basis. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

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

(8)	STOCK COMPENSATION PLANS

Non-vested grants and activity for the period presented are as follows (in whole shares):

Non-vested grants as of December 31, 2025	586,101
Awarded	312,666
Vested	(210,182)
Forfeited	(2,000)
Non-vested grants as of June 30, 2026	686,585

For the three and six months ended June 30, 2026, our stock compensation expense was $1.4 million and $2.5 million, respectively. For the three and six months ended June 30, 2025, our stock compensation expense was $0.5 million and $1.6 million, respectively.

Non-vested restricted stock unit (“RSU”) grants will vest as follows (in whole shares):

Vesting Year	RSUs Vesting
2026	7,653
2027	459,273
2028	164,774
2029	54,885
686,585

As of June 30, 2026, unrecognized stock compensation expense to be recognized over the respective vesting period is $6.9 million, and we had 1,780,478 RSUs available for future issuance. RSUs are not allocated earnings and losses as they are considered non-participating securities. Forfeitures are recognized as they occur.

(9)	SELF-INSURANCE

The Company is self-insured for certain risks, including physical damage and operational liability, related to our non-leased underground mining equipment. The Company records a liability for self-insured risks when a loss is both probable and reasonably estimable. The Company had no accrual for self-insurance liabilities as of June 30, 2026 or December 31, 2025.

The Company also self-insures for a portion of its workers’ compensation claims under a guaranteed cost program. Under this program, the Company is responsible for the first $1.0 million per claim up to an aggregate of $4.0 million annually. As of June 30, 2026 and December 31, 2025, the Company has restricted cash of $4.0 million and $3.0 million, respectively, for future workers’ compensation claim payments. The Company had $5.4 million and $5.2 million of workers’ compensation reserve as of June 30, 2026 and December 31, 2025, respectively, in accrued liabilities on the condensed consolidated balance sheets.

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

The Company’s cash and cash equivalent and restricted cash balances on deposit with financial institutions totaled $34.9 million and $15.4 million as of June 30, 2026 and December 31, 2025, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition. The Company utilizes large and reputable banking institutions which it believes mitigates these risks. The Company has not experienced any losses in such accounts.

(11)	EQUITY METHOD INVESTMENTS

We own a 50% interest in Sunrise Energy which owns gas reserves and gathering equipment with plans to develop and operate such reserves. Sunrise Energy also plans to develop and explore for oil, natural gas, and coal-bed methane gas reserves on or near our underground coal reserves. The carrying value of the investment included in our condensed consolidated balance sheets was $1.7 million and $1.9 million as of June 30, 2026 and December 31, 2025, respectively.

The Company also owns a 50% interest in Oaktown Gas, LLC. Oaktown Gas, LLC operates an emission abatement project through the destruction of gases extracted from the Oaktown mines to generate carbon credits and other emissions offset credits. The carrying value of the investment included in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, was $0.6 million and $0.7 million, respectively.

(12)	SEGMENTS OF BUSINESS

Our business is organized based on the services and products we provide in two segments: (i) Electric Operations and (ii) Coal Operations. The CODM, who is the Company’s Chief Executive Officer, reviews and assesses operating performance measures related to our Electric Operations and our Coal Operations segments.

Our Electric Operations segment includes the electric power generation facilities of our Merom power plant, which is a two-unit, 1,080-megawatt rated coal fired power plant located in Sullivan County, Indiana. Our sales region is in MISO Zone 6, which includes Indiana and a portion of western Kentucky. Revenues from our Electric Operations segment consist primarily of delivered energy and accredited capacity revenues. Fuel costs included in our Electric Operations segment include the cost of coal purchased from our Coal Operations segment, which are based on multi-year contracts which approximate market prices at the time the contracts were agreed.

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

Presented below are the Electric and Coal Operations key metrics reviewed by the CODM for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026		2025
	Electric Operations	Coal Operations	Electric Operations	Coal Operations
Delivered energy	$40,901	$—	$44,132	$—
Accredited capacity revenue	18,608	—	15,844	—
Coal sales	—	50,874	—	45,529
Total Sales	59,509	50,874	59,976	45,529

Fuel	(25,263)	(786)	(21,328)	(434)
Other operating costs (1)	—	—	(1)	—
Total variable costs	(25,263)	(786)	(21,329)	(434)

Other operating and maintenance costs (2)	(16,305)	(22,827)	(10,707)	(18,247)
Cost of purchased power	(8,633)	—	(2,172)	—
Utilities	(1,281)	(2,679)	(1,383)	(3,124)
Labor	(8,622)	(20,190)	(7,639)	(19,160)
Segment margin without general and administrative	(595)	4,392	16,746	4,564
General and administrative	(1,481)	(2,218)	(1,129)	(1,915)
Segment EBITDA	$(2,076)	$2,174	$15,617	$2,649

Presented below are the Electric and Coal Operations key metrics reviewed by the CODM for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026		2025
	Electric Operations	Coal Operations	Electric Operations	Coal Operations
Delivered energy	$93,144	$—	$116,268	$—
Accredited capacity revenue	34,142	—	29,651	—
Coal sales	—	97,286	—	100,303
Total Sales	127,286	97,286	145,919	100,303

Fuel	(52,790)	(1,314)	(59,399)	(990)
Other operating costs (1)	(29)	—	(9)	—
Total variable costs	(52,819)	(1,314)	(59,408)	(990)

Other operating and maintenance costs (2)	(25,159)	(43,100)	(15,234)	(42,101)
Cost of purchased power	(23,496)	—	(9,012)	—
Utilities	(4,096)	(5,878)	(2,059)	(6,600)
Labor	(16,751)	(39,449)	(15,782)	(38,046)
Segment margin without general and administrative	4,965	7,545	44,424	12,566
General and administrative	(2,791)	(4,429)	(2,664)	(4,228)
Segment EBITDA	$2,174	$3,116	$41,760	$8,338

(1) Other operating costs primarily include costs for lime dust.
(2) Other operating and maintenance costs include all other operating and maintenance costs with the exceptions of those costs considered variable included in fuel and other operating costs.

Presented below are the Electric and Coal Operations revenues reconciled to our consolidated operating revenues for the three months ended June 30, 2026 (in thousands):

			Corporate and Other
Reconciliation of Revenue:	Electric Operations	Coal Operations	and Eliminations	Consolidated
Delivered energy	$40,901	$—	$—	$40,901
Accredited capacity revenue	18,608	—	—	18,608
Other operating revenue	231	788	376	1,395
Coal sales (third party)	—	40,601	—	40,601
Coal sales (intercompany)	—	10,273	(10,273)	—
Operating Revenue	$59,740	$51,662	$(9,897)	$101,505

Presented below are the Electric and Coal Operations revenues reconciled to our consolidated operating revenues for the three months ended June 30, 2025 (in thousands):

			Corporate and Other
Reconciliation of Revenue:	Electric Operations	Coal Operations	and Eliminations	Consolidated
Delivered energy	$44,132	$—	$—	$44,132
Accredited capacity revenue	15,844	—	—	15,844
Other operating revenue	3,115	1,363	224	4,702
Coal sales (third party)	—	38,147	—	38,147
Coal sales (intercompany)	—	7,382	(7,382)	—
Operating Revenue	$63,091	$46,892	$(7,158)	$102,825

Presented below are the Electric and Coal Operations revenues reconciled to our consolidated operating revenues for the six months ended June 30, 2026 (in thousands):

			Corporate and Other
Reconciliation of Revenue:	Electric Operations	Coal Operations	and Eliminations	Consolidated
Delivered energy	$93,144	$—	$—	$93,144
Accredited capacity revenue	34,142	—	—	34,142
Other operating revenue	368	1,928	730	3,026
Coal sales (third party)	—	75,681	—	75,681
Coal sales (intercompany)	—	21,605	(21,605)	—
Operating Revenue	$127,654	$99,214	$(20,875)	$205,993

Presented below are the Electric and Coal Operations revenues reconciled to our consolidated operating revenues for the six months ended June 30, 2025 (in thousands):

			Corporate and Other
Reconciliation of Revenue:	Electric Operations	Coal Operations	and Eliminations	Consolidated
Delivered energy	$116,268	$—	$—	$116,268
Accredited capacity revenue	29,651	—	—	29,651
Other operating revenue	3,202	2,624	472	6,298
Coal sales (third party)	—	68,332	—	68,332
Coal sales (intercompany)	—	31,971	(31,971)	—
Operating Revenue	$149,121	$102,927	$(31,499)	$220,549

Presented below is the summary of Segment EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Electric Operations	$(2,076)	$15,617	$2,174	$41,760
Coal Operations	2,174	2,649	3,116	8,338
Total Segment EBITDA	$98	$18,266	$5,290	$50,098

Presented below is our reconciliation of Segment EBITDA to the most comparable GAAP account, income (loss) before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment EBITDA	$98	$18,266	$5,290	$50,098
All other	325	(683)	2,085	(1,855)
Other operating revenue	1,395	4,702	3,026	6,298
Depreciation, depletion and amortization	(9,905)	(5,542)	(20,511)	(20,519)
ARO accretion	(416)	(437)	(824)	(864)
Exploration costs	(287)	(98)	(371)	(119)
Gain (loss) on disposal or abandonment of assets, net	(15)	55	186	76
Interest income	279	64	426	127
Interest expense	(3,776)	(3,819)	(7,746)	(7,542)
Loss on extinguishment of debt	—	—	(230)	—
Equity method investment (loss)	(244)	197	(365)	(39)
Corporate — general and administrative	(3,853)	(4,457)	(7,190)	(7,434)
Income (Loss) before Income Taxes	$(16,399)	$8,248	$(26,224)	$18,227

Presented below are our Electric and Coal Operations assets and capital expenditures for the periods presented below (in thousands):

			Corporate and Other
Other Reconciliations:	Electric Operations	Coal Operations (1)	and Eliminations	Consolidated
Assets at June 30, 2026	$280,798	$179,491	$7,755	$468,044
Assets at December 31, 2025	$256,529	$148,957	$2,567	$408,053
Capital Expenditures for the six months ended June 30, 2026	$26,111	$7,830	$—	$33,941
Capital Expenditures for the six months ended June 30, 2025	$12,700	$12,037	$—	$24,737
(1)	Coal Operations assets include cash held on behalf of the consolidated group. Cash held by our Coal Operations includes funds transferred from Electric Operations and Hallador for centralized treasury management purposes. This presentation is not reflective of Coal Operations earnings capacity; refer to the condensed consolidated balance sheets and the “Liquidity of Hallador” in the “Material Changes in Financial Condition” section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a complete view of the Company's cash position.

Cash and cash equivalents included in Coal Operations assets were $28.1 million and $9.4 million as of June 30, 2026 and December 31, 2025, respectively.

(13)	NET INCOME (LOSS) PER SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic earnings (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per common share:
Net income (loss) - basic	$(15,235)	$8,248	$(24,556)	$18,227
Weighted average shares outstanding - basic	47,133	42,619	46,831	42,798
Basic earnings (loss) per common share	$(0.32)	$0.19	$(0.52)	$0.43

The following table (in thousands, except per share amounts) sets forth the computation of diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Diluted earnings per common share:
Net income (loss) - diluted	$(15,235)	$8,248	$(24,556)	$18,227

Weighted average shares outstanding - basic	47,133	42,619	46,831	42,798
Add: Dilutive effects of Restricted Stock Units	—	429	—	636
Weighted average shares outstanding - diluted	47,133	43,048	46,831	43,434

Diluted net income (loss) per share	$(0.32)	$0.19	$(0.52)	$0.42

The computation of diluted net loss per share for the three and six months ended June 30, 2026 excludes 304,598 and 284,662, respectively, potentially dilutive securities related to unvested restricted stock units as their inclusion would have been anti-dilutive.

(14)	COMMITMENTS AND CONTINGENCIES

Commitments

Asset Purchase Agreement — Turbine Equipment

On May 30, 2026, the Company entered into an Asset Purchase Agreement (the "APA") with Energy World Corporation Ltd. (the “Seller”) to acquire approximately 460 MW of Siemens gas turbines, generators, a steam turbine, and ancillary equipment for a total purchase price of $350.0 million. The Company expects to incur approximately $100.0 million of additional costs for transportation, refurbishment, insurance, and logistics in connection with the delivery of the equipment.

Subsequent to quarter end, the Company and the Seller agreed to extend the deadline for loading the equipment for transport to the U.S. and to adjust the timing of certain payments to third party vendors to be made on behalf of the Seller.

The Company paid $8.2 million to third party vendors on behalf of the Seller during the six months ended June 30, 2026 which is included in construction work in progress on the condensed consolidated balance sheets. An additional $3.0 million was paid to these vendors through July 31, 2026.

Contingencies

Our Coal Operations subsidiary was party to litigation in which the plaintiffs alleged violations of the Fair Labor Standards Act and state law due to alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay. In January 2025, we agreed to settle with the plaintiffs such litigation for $2.8 million, which was recorded in operating expenses on our consolidated statements of operations for the year ended December 31, 2024. During the third quarter of 2025, we transferred $2.7 million into an escrow account and in late 2025 the settlement terms were approved by the court. At June 30, 2026, there were no further amounts accrued on our consolidated balance sheet related to this litigation.

(15)	AT MARKET AGREEMENT (“ATM”) AND CONFIDENTIALLY MARKETED PUBLIC OFFERING (“CMPO”)

ATM

On December 18, 2023, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which we could issue and sell, from time to time, shares (the “Shares”) of our common stock, par value $0.01 per share (the “Common Stock”), with aggregate gross proceeds of up to $50.0 million through an “at-the-market” equity offering program under which the Agent will act as sales agent (the “ATM Program”). Under the Sales Agreement, we or the Agent had the right, by giving five days’ notice, to terminate the Sales Agreement in our and the Agent’s sole discretion. On December 16, 2025, the Company increased the aggregate gross sales proceeds under the ATM Program from $50.0 million to $100.0 million by amending the Sales Agreement.

During the first quarter of 2026, we issued 10,832 shares of Common Stock under the ATM Program for net proceeds of $0.2 million. During the year ended December 31, 2025, we issued 697,227 shares of Common Stock under the ATM Program for net proceeds of $13.5 million. In January 2026, the Company delivered written notice to the Agent to terminate the Sales Agreement effective January 18, 2026. As a result of the termination of the Sales Agreement, the Company will not offer or sell any further shares under the ATM Program.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our consolidated financial statements and the discussion and analysis included in our 2025 10-K, is intended to assist in providing an understanding of changes in our results of operations and financial condition and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.
•	Overview. This section provides a general description of our business and recent events.
•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2026 and 2025.
•	Material Changes in Financial Condition. This section provides an analysis of our liquidity and our condensed consolidated statements of cash flows.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “the Company” and “us” may refer, as the context requires, to Hallador Energy Company (“Hallador”) or collectively to Hallador and its subsidiaries.

Unless otherwise indicated, operational data is presented as of June 30, 2026.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.” These statements are based on our beliefs as well as assumptions made by, and information currently available to us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

•	changes in macroeconomic and market conditions and market volatility, and the impact of such changes and volatility on our financial position;
•	fluctuations in weather, natural gas and electricity commodity costs, inflation and economic conditions that impact demand of our customers and our operating results;
•	the outcome or escalation of current international hostilities;
•	changes in competition, or changes in electricity, natural gas or coal prices, demand, and availability which could affect our operating results and cash flows;
•	risks associated with the expansion of our operations and properties;
•	risks relating to our ability to fund and perform our obligations under the Asset Purchase Agreement (the "APA") with Energy World Corporation Ltd. for the acquisition of turbine equipment, including our ability to secure financing for the remaining purchase price and related costs on a timely basis or at all, and the risk of default, forfeiture of amounts paid, or termination of the related agreements if we are unable to do so;
•	risks relating to the international and domestic transportation, refurbishment, and delivery of the turbine equipment acquired under the APA, including delays, damage or loss in transit, and costs that exceed our current estimates;
•	risks that we may be unable to deploy the turbine equipment acquired under the APA as planned, including because the Midcontinent Independent System Operator (“MISO”) does not approve our Expedited Resource Addition Study (“ERAS”) application or the related expansion project does not otherwise proceed, which could require us to sell the project together with the equipment or sell the equipment on a standalone basis, potentially at a loss;
•	risks relating to our ability to participate in the MISO ERAS program, which ultimately requires the approval of MISO of our application and is a capital intensive project subject to construction, operational, financial, regulatory and legal risks that could impact the project’s viability and/or timeline;
•	risks relating to our ability to secure agreements in support of the development and construction of planned projects, including the expansion of the Merom Generating Station through the ERAS program;
•	legislation, regulations, administrative actions (e.g., executive orders), and court decisions and interpretations thereof, including those relating to the environment and the release of greenhouse gases (“GHG”), mining, miner health and safety, and health care, as well as those relating to data privacy protection;
•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
•	dependence on significant or long-term customer contracts, including renewing customer contracts upon expiration of existing contracts;
•	changes in the geopolitical environment in industries in which our customers operate;
•	changes in attitude toward environmental, social, and governance (“ESG”) matters among regulators, investors and parties with which we do business;
•	the effect of changes in taxes or tariffs and other trade measures, including uncertainty regarding tariffs on imports into the United States, which could impact the Company’s procurement and sourcing strategies;
•	risks relating to inflation and increasing interest rates;
•	liquidity constraints, including due to restrictions contained in our debt agreements or other arrangements and those resulting from any future unavailability of financing;
•	customer bankruptcies, a decline in customer creditworthiness, or customer cancellations or breaches to existing contracts, including failures to make payments when due;
•	customer delays or failure to take coal or electricity under contracts;
•	adjustments made in price, volume or terms to existing coal or electricity contracts;
•	our productivity levels and margins earned on our coal or electricity sales;
•	supply chain disruptions and changes in equipment, raw material, service or labor costs or availability, including due to inflationary pressures;
•	changes in the availability of skilled labor;
•	our ability to maintain satisfactory relations with our employees;
•	increases in labor costs, adverse changes in work rules, or cash payments or projections associated with workers’ compensation claims;
•	increases in transportation costs and risk of transportation delays or interruptions;
•	operational interruptions due to geologic, permitting, labor, weather-related or other factors, including challenges in operating an aging coal-fired power plant;
•	risks associated with major mine-related or other accidents, mine fires, mine floods or other interruptions, including unanticipated operating conditions and other events that are not within our control;
•	results of litigation, including claims not yet asserted;
•	difficulty maintaining our surety bonds for mine reclamation;
•	decline in or change in the coal industry’s share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity, such as natural gas, nuclear energy, and renewable fuels;
•	risks resulting from natural disasters;
•	difficulty in making accurate assumptions and projections regarding landfill and mine reclamation;
•	uncertainties in estimating and replacing our coal reserves;

•	the impact of current and potential changes to federal or state tax rules and regulations, including the effects of the One Big Beautiful Bill Act (“OBBBA”) or a loss or reduction of benefits from certain tax deductions and credits;
•	difficulty obtaining commercial property insurance;
•	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions;
•	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
•	other factors, including those discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

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

We strive to achieve margin expansion through organic revenue growth and profitability in our operations by negotiating and fulfilling contracts for accredited capacity, wholesale energy, and thermal coal to utilities and other energy market participants. We continue to monitor opportunities to expand the capacity of our electric generation capabilities through expansion of existing facilities utilizing MISO’s ERAS program, or via acquisition. We continue to evaluate other strategic transactions that could add diversification, durability, scale, and geographic expansion opportunities to our Electric Operations. While these opportunities are limited and complex, we believe that Hallador is well-positioned to transform retiring and/or underperforming assets into future opportunities. This will enable us to supply high-demand end users, such as data centers and industrial customers, with minimal impact to retail consumers. In addition, we focus our organic capital investments on strategic maintenance projects to maintain our safe operational performance and improve the reliability of Merom.

As discussed further under “Material Changes in Financial Condition — Capitalization” below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.

Recent Developments

Turbine Equipment Acquisition. On May 30, 2026, we entered into an APA with Energy World Corporation Ltd. to acquire approximately 460 MW of Siemens gas turbines, generators, a steam turbine, and ancillary equipment for a total purchase price of $350.0 million. We expect to incur approximately $100.0 million of additional costs for transportation, refurbishment, insurance, and logistics in connection with the delivery of the equipment. The equipment supports our proposed expansion of generation capacity through MISO's ERAS program. We retain the flexibility to determine the path that best creates value for shareholders, including advancing the full project, selling the project together with the equipment, or selling the equipment on a standalone basis. See “Note 14 — Commitments and Contingencies” to the condensed consolidated financial statements and “Liquidity and Capital Resources” below for additional information.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Our contracted forward sales for accredited capacity, energy, and coal are detailed below with estimated revenue from forward sales of $2.4 billion as of June 30, 2026.

Forward Sales Position *

	2026	2027	2028	2029	2030	2031 - 2040	Total
Power
Accredited Capacity
Average daily contracted accredited capacity MW	765	789	768	608	500	500
Average contracted accredited capacity price per MWd	$249	$262	$324	$461	$480	$480
Contracted accredited capacity revenue (in millions)	$34.99	$75.31	$90.95	$102.37	$87.54	$824.78	$1,215.94

Energy
Contracted MWh (in millions)	2.59	3.59	1.92	0.71	—	—	8.81
Average contracted price per MWh	$44.15	$44.64	$45.08	$40.75	$—	$—
Contracted revenue (in millions)	$114.35	$160.26	$86.55	$28.93	$—	$—	$390.09
Total Accredited Capacity & Energy Revenue (in millions)	$149.34	$235.57	$177.50	$131.30	$87.54	$824.78	$1,606.03

Coal
Priced tons - 3rd party (in millions)	1.37	2.30	0.50	—	—	—	4.17
Avg price per ton - 3rd party	$55.72	$56.80	$59.00	—	—	—
Contracted coal revenue - 3rd party (in millions)	$76.34	$130.64	$29.50	$—	$—	$—	$236.48
TOTAL CONTRACTED REVENUE (IN MILLIONS) - CONSOLIDATED	$225.68	$366.21	$207.00	$131.30	$87.54	$824.78	$1,842.51

Priced tons - Intercompany (in millions)	1.87	1.50	2.02	2.02	2.02	—	9.43
Avg price per ton - Intercompany	$51.00	$55.00	$56.00	57.00	58.00	—
Contracted coal revenue - Intercompany (in millions)	$95.37	$82.50	$113.12	$115.14	$117.16	$—	$523.29

TOTAL CONTRACTED REVENUE (IN MILLIONS) - SEGMENT	$321.05	$448.71	$320.12	$246.44	$204.70	$824.78	$2,365.80

* Actual revenue related to forward sales positions may differ materially for various reasons, including unit contingencies, price adjustment features for coal quality and cost escalations, volume optionality provisions, including rollover of unfulfilled coal commitments into future periods, and potential force majeure events. Certain contracted forward sales positions included above are subject to approval by the Indiana Utility Regulatory Commission. Forward sales figures in the 2026 column are for the period from July 1, 2026 through December 31, 2026.

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

Electric Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Delivered Energy	$40,901	$44,132	$93,144	$116,268
Accredited Capacity Revenue	18,608	15,844	34,142	29,651
Electric Sales	$59,509	$59,976	$127,286	$145,919

Fuel	$(25,263)	$(21,328)	$(52,790)	$(59,399)
Other Operating Costs (1)	-	(1)	(29)	(9)
Other Operating and Maintenance Costs (2)	(16,305)	(10,707)	(25,159)	(15,234)
Cost of Purchased Power	(8,633)	(2,172)	(23,496)	(9,012)
Utilities	(1,281)	(1,383)	(4,096)	(2,059)
Labor	(8,622)	(7,639)	(16,751)	(15,782)
General and Administrative	(1,481)	(1,129)	(2,791)	(2,664)
Segment EBITDA	(2,076)	15,617	2,174	41,760
Other Operating Revenue	231	3,115	368	3,202
Depreciation, Depletion and Amortization	(5,485)	(5,164)	(11,868)	(10,325)
Asset Retirement Obligations Accretion	(133)	(123)	(264)	(243)
Interest Income	38	19	74	19
Interest Expense	(2,416)	(1,891)	(5,363)	(3,623)
Income before Income Taxes	$(9,841)	$11,573	$(14,879)	$30,790

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
	(per MWh)		(per MWh)
MWh Generated (in thousands)	797	754	1,735	2,176
MWh Purchased (in thousands)	184	84	367	216
MWh Sold (in thousands)	981	838	2,102	2,392

Delivered Energy	$41.69	$52.66	$44.31	$48.61
Accredited Capacity Revenue	18.97	18.91	16.24	12.40
Electric Sales	$60.66	$71.57	$60.55	$61.01

Fuel	$(25.75)	$(25.45)	$(25.11)	$(24.83)
Other Operating Costs (1)	—	—	(0.01)	—
Other Operating and Maintenance Costs (2)	(16.62)	(12.78)	(11.97)	(6.37)
Cost of Purchased Power	(8.80)	(2.59)	(11.18)	(3.77)
Utilities	(1.31)	(1.65)	(1.95)	(0.86)
Labor	(8.79)	(9.12)	(7.97)	(6.60)
General and Administrative	(1.51)	(1.35)	(1.33)	(1.11)
Segment EBITDA	(2.12)	18.63	1.03	17.47
Other Operating Revenue	0.24	3.72	0.18	1.34
Depreciation, Depletion and Amortization	(5.59)	(6.16)	(5.65)	(4.32)
Asset Retirement Obligations Accretion	(0.14)	(0.15)	(0.13)	(0.10)
Interest Income	0.04	0.02	0.04	0.01
Interest Expense	(2.46)	(2.26)	(2.55)	(1.51)
Income before Income Taxes	$(10.03)	$13.80	$(7.08)	$12.89

(1) Other operating costs primarily include costs for lime dust.

(2) Other operating and maintenance costs include all other operating and maintenance costs with the exceptions of those costs considered variable included in fuel and other operating costs.

Q2 2026 vs. Q2 2025

Segment operating revenues from electric operations decreased $0.5 million, or 0.8%, compared to the second quarter of 2025, attributable to a $3.2 million decrease in sales of delivered energy that was partially offset by a $2.8 million increase in accredited capacity revenue. The price per MWh for delivered energy decreased 20.8% year-over-year from $52.66 for the three-month period ended June 30, 2025 to $41.69 in 2026, primarily attributable to contract mix, driven by increased deliveries under lower-priced prepaid forward sales contracts. Our Electric Operations generated a slightly increased quantity of MWh and purchased an additional 0.1 million MWh for resale resulting in a net increase of energy sales of 0.1 million MWh, an increase of 17.1% compared to the second quarter of 2025. The annual planned major maintenance outages had a significant impact on the total MWh generated during both the three months ended June 30, 2026 and 2025. Accredited capacity revenue increased 17.4% to $18.6 million for the three-month period ended June 30, 2026 from $15.8 million in the comparable prior year period.

Fuel costs on a segment basis increased $3.9 million, or 18.4%, from the second quarter of 2025. The increase is due to electric power generation increasing by 5.7% coupled with an increase in the cost of coal consumed of 2.7%, from $53.38 per ton in 2025 to $54.82 per ton in 2026 along with an increase in tons consumed. Fuel costs on a consolidated basis were relatively unchanged from the second quarter of 2025 at $14.7 million, as fewer tons purchased from third parties, reflecting a heavier reliance on coal from Sunrise, offset a 6.0% increase in the average price per ton of coal purchased from third parties. Natural gas pricing did not impact the demand for coal, as the average spot price at Chicago citygate only increased by $0.02 per thousand cubic feet to $2.94 per thousand cubic feet in April 2026 compared to April 2025. The weather year-over-year had a muted impact on the demand for electricity.

Other operating and maintenance costs increased $5.6 million, or 52.3%, from the second quarter of 2025. The increase was driven by increased maintenance activities in connection with the planned major maintenance outage. The impacted generating unit came back online in July 2026.

Cost of purchased power increased $6.5 million, or 297.5%, from the second quarter of 2025. When there is an outage at one of the generating units at Merom or energy hours at the Merom Hub are priced below our production cost, we have the option to make economic net hourly purchases of power in the MISO market to satisfy our obligations, which we record as cost of purchased power. In 2026, we purchased an incremental 0.1 million MWh compared to 2025, an increase of 119.0% that was further impacted by the energy pricing dynamics at the time of the purchases.

Labor expenses increased $1.0 million or 12.9% for the second quarter of 2026 versus the comparable period in 2025 driven by the impact of incremental maintenance efforts associated with the planned major maintenance outage in combination with annual wage increases.

Other operating revenue decreased $2.9 million or 92.6% compared to the second quarter of 2025, which included $3.0 million of revenue received related to contractual negotiations on an exclusivity agreement that did not recur in 2026.

Depreciation, depletion and amortization increased $0.3 million, or 6.2%, from the second quarter of 2025 as incremental depreciation from recent capital expenditures placed in service was only partially offset by lower depreciation expense from extending the estimated useful lives of the Merom Generating Station and related assets through 2040. This change was accounted for prospectively as a change in accounting estimate and decreased depreciation expense by $1.2 million for the three months ended June 30, 2026. See “Note 1 – Basis of Presentation” to the condensed consolidated financial statements for further information.

Interest expense increased $0.5 million, or 27.8%, from the second quarter of 2025. The increase in our interest expense primarily relates to accretion on our prepaid delivered energy contracts that were entered into in 2024 and 2025. Hallador has not entered into any new prepaid delivered energy contracts in 2026.

Income before income taxes decreased $21.4 million from $11.6 million of income before taxes in the second quarter of 2025 to a loss before income taxes of $9.8 million in the second quarter of 2026, which is attributable to the items described in the discussion above.

YTD 2026 vs. YTD 2025

Segment operating revenues from electric operations for the six months ended June 30, 2026 decreased $18.6 million, or 12.8% compared to the first half of 2025, attributable to a $23.1 million decrease in sales of delivered energy partially offset by a $4.5 million increase in accredited capacity revenue. Our Electric Operations generated 0.4 million fewer MWh, but purchased an additional 0.2 million MWh for resale resulting in a net decrease of energy sales of 0.3 million MWh, a decrease of 12.1% compared to the first half of 2025. Lower plant availability in the first half of 2026 due to equipment issues at Merom had a significant impact on the total MWh generated. The impacted generating unit underwent a planned major maintenance outage beginning in May and the unit returned to operation in July. The price per MWh for delivered energy decreased 8.8% year-over-year from $48.61 for the six-month period ended June 30, 2025 to $44.31 in 2026. Accredited capacity revenue increased 15.1% to $34.1 million for the six-month period ended June 30, 2026 from $29.7 million in the comparable prior year period.

Fuel costs on a segment basis decreased $6.6 million, or 11.1%, from the first half of 2025. The decrease is due to electric power generation falling by 0.4 million MWh, or 20.3%. We consumed 0.1 million fewer tons of coal on both a segment and consolidated basis in 2026 compared to 2025. The decrease in electric power generation was largely attributable to the equipment issues experienced during Q1 2026, which resulted in 0.4 million lower MWh generated during the six months ended June 30, 2026, compared to the same period in 2025. The decrease was partially offset by an increase in the cost of coal consumed from $53.65 per ton in 2025 to $54.69 per ton in 2026. Fuel costs on a consolidated basis were relatively unchanged from the first half of 2025 at $29.1 million down from $29.3 million in 2025.

Other operating and maintenance costs increased $9.9 million, or 65.2%, from the first half of 2025. The increase was driven by increased maintenance activities attributable to the aforementioned equipment issues at Merom in combination with expenses from the planned major maintenance outage. The impacted generating unit returned to service in July 2026.

Cost of purchased power increased $14.5 million, or 160.7%, from the first half of 2025. When there is an outage at one of the generating units at Merom or energy hours at the Merom Hub are priced below our production cost, we have the option to make economic net hourly purchases of power in the MISO market to satisfy our obligations, which we record as cost of purchased power. In 2026, we purchased an incremental 0.2 million MWh compared to 2025, an increase of 69.9% that was further impacted by the energy pricing dynamics at the time of the purchases.

Utilities expense increased $2.0 million, or 98.9%, compared to 2025, which was largely attributable to the frequency and timing of energy intensive start-ups of the generating units.

Labor expenses increased $1.0 million, or 6.1% in the first half of 2026 versus the comparable period in 2025 driven by the impact of incremental maintenance efforts associated with planned major maintenance outage in combination with annual wage increases.

Other operating revenue decreased $2.8 million or 88.5% compared to the first half of 2025. This decrease primarily reflects the $3.0 million exclusivity agreement fee received in the second quarter of 2025.

Depreciation, depletion and amortization increased $1.5 million, or 14.9%, compared to the first half of 2025, driven by capital additions placed in service, partially offset by a $1.2 million decrease resulting from the change in the estimated useful life of the Merom Generating Station described above.

Interest expense increased $1.7 million, or 48.0%, from the first half of 2025. The increase in our interest expense primarily relates to accretion on our prepaid delivered energy contracts that were entered into in 2024 and 2025. Hallador has not entered into any new prepaid delivered energy contracts in 2026.

Income before income taxes decreased $45.7 million from $30.8 million of income before taxes in the first half of 2025 to a loss before taxes of $14.9 million in the first half of 2026, which is attributable to the items described in the discussion above.

Coal Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Coal Sales	$50,874	$45,529	$97,286	$100,303

Fuel	$(786)	$(434)	$(1,314)	$(990)
Other Operating and Maintenance Costs	(22,827)	(18,247)	(43,100)	(42,101)
Utilities	(2,679)	(3,124)	(5,878)	(6,600)
Labor	(20,190)	(19,160)	(39,449)	(38,046)
General and Administrative	(2,218)	(1,915)	(4,429)	(4,228)
Segment EBITDA	2,174	2,649	3,116	8,338
Other Operating Revenue	788	1,363	1,928	2,624
Depreciation, Depletion and Amortization	(4,401)	(359)	(8,605)	(10,156)
ARO Accretion	(283)	(314)	(560)	(621)
Exploration Costs	(287)	(98)	(371)	(119)
Gain on Disposal or Abandonment of Assets, Net	(15)	55	186	76
Interest Income	240	36	351	99
Interest Expense	(133)	(1,928)	(941)	(3,919)
Income (Loss) before Income Taxes	$(1,917)	$1,404	$(4,896)	$(3,678)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
	(per ton)		(per ton)
Tons Sold (in thousands)	934	890	1,788	1,961

Coal Sales	$54.47	$51.16	$54.41	$51.15

Fuel	$(0.84)	$(0.49)	$(0.73)	$(0.50)
Other Operating and Maintenance Costs	(24.44)	(20.50)	(24.11)	(21.47)
Utilities	(2.87)	(3.51)	(3.29)	(3.37)
Labor	(21.62)	(21.53)	(22.06)	(19.40)
General and Administrative	(2.37)	(2.15)	(2.48)	(2.16)
Segment EBITDA	2.33	2.98	1.74	4.25
Other Operating Revenue	0.84	1.53	1.08	1.34
Depreciation, Depletion and Amortization	(4.71)	(0.40)	(4.81)	(5.18)
ARO Accretion	(0.30)	(0.35)	(0.31)	(0.32)
Exploration Costs	(0.31)	(0.11)	(0.21)	(0.06)
Gain on Disposal or Abandonment of Assets, Net	(0.02)	0.06	0.10	0.04
Interest income	0.26	0.04	0.20	0.05
Interest expense	(0.14)	(2.17)	(0.53)	(2.00)
Loss on Extinguishment of Debt	—	—	—	—
Income (Loss) before Income Taxes	$(2.05)	$1.58	$(2.74)	$(1.88)

Q2 2026 vs. Q2 2025

Segment operating revenue from coal operations (including intercompany sales to Merom) increased $5.3 million, or 11.7%, compared to the second quarter of 2025. The increase was driven by higher volume in combination with an increase in the average sales price for our coal. We sold 0.9 million tons of coal during the second quarter of 2026, an increase of 44,000 tons, or 4.9%, versus 2025. Our average sales price, on a segment basis, increased $3.31 per ton from $51.16 per ton to $54.47 per ton. The increased sales were driven by improved coal demand from Merom in preparation for summer, as Sunrise sold 59,000 incremental tons to Merom, partially offset by a 2.0% decrease in tons sold to third parties in the second quarter of 2026 compared to 2025. On a consolidated basis, third party sales increased $2.5 million, or 6.4%, versus the second quarter of 2025, attributable to the 8.6% increase in our average third party price per ton, which more than offset a 2.0% decrease in tons sold to third parties.

Other operating and maintenance costs increased $4.6 million, or 25.1%, which is largely attributable to higher mine expansion costs as well as the increase in total tons sold of 44,000, or 4.9%, versus the second quarter of 2025. Labor expenses increased $1.0 million, or 5.4%, from the second quarter of 2025, leading to a small increase in labor cost per ton sold of $0.09 per ton up to $21.62 per ton for the three months ended June 30, 2026.

Depreciation, Depletion and Amortization increased by $4.0 million compared to the second quarter of 2025, largely as a result of a $4.8 million out-of-period adjustment recorded during the second quarter of 2025 due to an overstatement of depreciation, depletion and amortization expense in the first quarter of 2025.

Interest expense decreased $1.8 million, or 93.1%, from $1.9 million for the three months ended June 30, 2025 to $0.1 million in 2026. The decrease is attributable to the paydown of the Company’s previous bank facility from $30.0 million at December 31, 2025, while the new bank facility is not held within the Coal Operations segment.

Income before income taxes decreased by $3.3 million from income before income taxes of $1.4 million in the second quarter of 2025 to a loss before income taxes of $1.9 million in 2026. The main drivers of this change in income (loss) before income taxes are described in the discussion above.

YTD 2026 vs. YTD 2025

Segment operating revenue from coal operations (including intercompany sales to Merom) decreased $3.0 million, or 3.0%, compared to the six months ended June 30, 2025. The decrease was driven by lower volume partially offset by an increase in the average sales price for our coal. We sold 1.8 million tons of coal during the first six months of 2026, a decrease of 0.2 million tons, or 8.8%, versus 2025. Our average sales price, on a segment basis, increased $3.26 per ton from $51.15 per ton to $54.41 per ton. The decreased sales were driven by lower coal demand from Merom due to the aforementioned equipment issues. Sunrise sold 0.2 million fewer tons of coal to Merom, offset by a 2.0% increase in tons sold to third parties in the six months ended June 30, 2026 compared to 2025. On a consolidated basis, third party sales increased $7.3 million, or 10.8%, versus the first half of 2025 attributable to 2.0% more tons sold to third parties, supplemented by an 8.5% increase in our average third party price per ton.

Other operating and maintenance costs increased $1.0 million, or 2.4%, which is attributable to higher mine expansion costs, offset by the decrease in total tons sold of 0.2 million, or 8.8%, versus the first six months of 2025. Labor expenses increased $1.4 million, or 3.7%, from the six months ended June 30, 2025; however, because tons sold declined 8.8%, labor cost per ton sold rose $2.66 to $22.06 per ton as production at the mine outpaced coal sales.

Depreciation, Depletion and Amortization decreased by $1.6 million, or 15.3%, compared to the first six months of 2025.

Interest expense decreased $3.0 million, or 76.0%, from $3.9 million for the six months ended June 30, 2025 to $0.9 million in 2026. The decrease is attributable to the paydown of the Company’s previous bank facility from $30.0 million at December 31, 2025, while the new bank facility is not held within the Coal Operations segment.

Loss before income taxes increased by $1.2 million, or 33.1% compared to the first six months of 2025. The main drivers of this change in loss before income taxes are described in the discussion above.

Quarterly coal sales and cost data on a segment basis are as follows (in thousands, except per ton data and wash plant recovery percentage):

All Mines	3rd 2025	4th 2025	1st 2026	2nd 2026	T4Qs
Tons produced	1,034	905	907	954	3,800
Tons sold	1,355	995	854	934	4,138
Wash plant recovery in %	64%	57%	59%	63%
Capex (Coal Operations)	$6,873	$6,449	$3,792	$4,038	$21,152
Capex per ton sold (Coal Operations)	$5.07	$6.48	$4.44	$4.32	$5.11

Average cost per ton sold⁽ⁱ⁾	$42.74	$46.75	$50.66	$49.77

All Mines	3rd 2024	4th 2024	1st 2025	2nd 2025	T4Qs
Tons produced	873	971	1,020	1,059	3,923
Tons sold	926	875	1,071	890	3,762
Wash plant recovery in %	60%	62%	64%	66%
Capex (Coal Operations)	$6,810	$11,079	$6,244	$5,793	$29,926
Capex per ton sold (Coal Operations)	$7.35	$12.66	$5.83	$6.51	$7.95

Average cost per ton sold⁽ⁱ⁾	$52.22	$43.25	$43.65	$46.03

(i) Average cost per ton sold is calculated as the sum of the Coal Operation’s fuel, other operating and maintenance costs, utilities and labor costs divided by tons sold for the respective period in this table. Coal Operations costs are presented in the “Discussion and Analysis of our Reportable Segments” above.

EARNINGS (LOSS) PER SHARE

	3rd 2025	4th 2025	1st 2026	2nd 2026
Basic	$0.56	$(0.01)	$(0.20)	$(0.32)
Diluted	$0.55	$(0.01)	$(0.20)	$(0.32)

	3rd 2024	4th 2024	1st 2025	2nd 2025
Basic	$0.04	$(5.06)	$0.23	$0.19
Diluted	$0.04	$(5.06)	$0.23	$0.19

INCOME TAXES

Our effective tax rate (“ETR”) is estimated at ~6.4% and ~0% for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, we estimated our annual ETR based upon projected annual income (loss), forecasted permanent tax differences, discrete items, and statutory rates in states in which we operate. Our ETR differs from the statutory rate due primarily to statutory depletion in excess of tax basis and changes in the valuation allowance. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income (loss) before income taxes.

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

Cash and cash equivalents

Hallador had $34.9 million of cash and restricted cash as of June 30, 2026 versus $15.4 million at December 31, 2025.

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

The liquidity of Hallador generally is used to fund (i) capital expenditures, (ii) debt service requirements and (iii) general and administrative expenses, as well as to settle certain obligations that are not included on our June 30, 2026 unaudited condensed consolidated balance sheet. In this regard, we have commitments related to (a) leases of railcars that qualify for the short-term lease exception and (b) certain operating costs associated with our Electric Operations and our Coal Operations.

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

Liquidity consists of our additional borrowing capacity and unrestricted cash and cash equivalents. As of June 30, 2026, we had additional borrowing capacity of $55.3 million under the New Revolving Credit Facility and total liquidity of $84.2 million. Our additional borrowing capacity is net of $19.7 million in outstanding letters of credit as of June 30, 2026 that were required to maintain surety bonds and other credit support obligations.

Turbine Equipment Acquisition

As of June 30, 2026, we had paid $8.2 million of the purchase price under the APA in the form of payments to third party vendors made on behalf of the Seller, and subsequent to quarter end, through July 31, 2026, we paid an additional $3.0 million to such vendors. The remaining balance of the purchase price of approximately $338.8 million, together with the approximately $100.0 million of expected transportation, refurbishment, insurance, and logistics costs, represents a material cash requirement that significantly exceeds our liquidity of $84.2 million as of June 30, 2026. The timing of the remaining payments will be determined in accordance with the APA, with the substantial majority of the purchase price expected to become payable in connection with delivery of the equipment, currently anticipated in the second half of 2026.

We are evaluating financing alternatives to fund the remaining purchase price and related costs, which may include project-level financing, structured financing arrangements supported by our contracted revenue base, proceeds from long-term offtake agreements, borrowings under our New Credit Facility, and issuances of debt or equity securities. There can be no assurance that financing will be available on acceptable terms, or at all.

If we are unable to obtain financing on a timely basis, we may seek to renegotiate or extend the payment terms under the APA, which may not be available to us on acceptable terms or at all. If we are unable to renegotiate or extend the payment terms, a failure to make payments when due could result in termination of the APA, the forfeiture of amounts we have already paid, and other damages. In addition, our ability to incur additional indebtedness under our New Credit Facility to fund the remaining purchase price and related costs is subject to compliance with the financial covenants described under “Item 1. Financial Statements - Note 4 – Bank Debt” to our unaudited condensed consolidated financial statements, as amended, and there can be no assurance that we will have sufficient availability under those covenants when needed, or that our lenders would agree to further amend those covenants if required.

Consolidated Statement of Cash Flows Summary.

The unaudited condensed consolidated statements of cash flows are summarized as follows for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change
Net cash (used in) provided by operating activities	$(3,394)	$49,783	$(53,177)
Net cash used in investing activities	(33,741)	(24,897)	(8,844)
Net cash (used in) provided by financing activities	56,692	(4,669)	61,361
Increase in cash, cash equivalents, and restricted cash	$19,557	$20,217	$(660)

Operating Activities. The decrease in net cash provided by our operating activities is primarily attributable to the combination of (i) lower Adjusted EBITDA and related working capital items, (ii) increased inventory levels, (iii) lower cash receipts from prepaid forward sales contracts, partially offset by lower cash payments of interest and incremental cash received for annual sales of accredited capacity compared to the first half of 2025. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Investing Activities. The change in net cash used by our investing activities is primarily attributable to (i) an increase in our capital expenditures of $9.2 million attributable to incremental capital expenditure projects of $4.5 million at Merom and an incremental $8.9 million related to the ERAS Project, of which $8.2 million related to payments under the APA, (see “Note 14 – Commitments and Contingencies”) to the condensed consolidated financial statements, partially offset by lower capitalization of mine development costs at Oaktown and (ii) a $0.3 million decrease in investments in equity method affiliates.

For the six months ended June 30, 2026, capital expenditures (“Capex”) was $33.9 million allocated as follows (in millions):

Oaktown	$7.8
Merom	12.6
Merom - ELG	4.6
ERAS Project	8.9
Capex per the condensed consolidated statements of cash flows	$33.9

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

Financing Activities. The increase in net cash provided by our financing activities is primarily attributable to the net effect of (i) an increase in cash of $53.8 million from the net proceeds of the CMPO, (ii) an increase in net borrowings of bank debt of $14.0 million, (iii) incremental payments of debt issuance costs of $5.9 million, and (iv) a decrease in cash from incremental lease financing payments of $1.2 million.

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

On March 5, 2026, Hallador entered into a credit agreement with Texas Capital Bank and Old National Bank, among others, that replaces the Credit Agreement with PNC Bank and includes a $75.0 million revolving credit facility (the "New Revolving Credit Facility") and a $45.0 million delayed draw term loan (the "Delayed Draw Term Loan", and together with the New Revolving Credit Facility, the "New Credit Facility"). The New Credit Facility bears interest with margins ranging from 2.25% to 3.75% above SOFR or the applicable base rate, subject to a SOFR floor of 1.00%. The applicable margin is determined based upon the Company's leverage ratio and the type of loan drawn. The New Credit Facility includes a commitment fee of 0.50% on any daily unused portions of the New Revolving Credit Facility. Following the draw of the Delayed Draw Term Loan in May 2026, the principal balance of the Delayed Draw Term Loan is due and payable in equal quarterly installments of 2.5% of the original principal amount of such Delayed Draw Term Loan with a final payment of the remaining balance upon maturity. The New Credit Facility matures on March 5, 2029, and is collateralized by substantially all our assets. When drawn, the proceeds from the New Credit Facility may be used for ongoing working capital and general corporate purposes.

See “Item 1. Financial Statements - Note 4 – Bank Debt” to our unaudited condensed consolidated financial statements for additional discussion about our bank debt and related liquidity.

Off-Balance Sheet Arrangements

Other than our surety bonds for reclamation, we have no material off-balance sheet arrangements. We have recorded the present value of reclamation obligations of $18.3 million, including $6.5 million at Merom, presented as asset retirement obligations (“ARO”) and accrued liabilities in our accompanying condensed consolidated balance sheets. In the event we are not able to perform reclamation, we have surety bonds in place totaling $30.9 million to cover ARO.

CRITICAL ACCOUNTING ESTIMATES

For a description of our critical accounting policies and estimates, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the three and six months ended June 30, 2026.

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

We are exposed to market price fluctuations for emission credits related to our investments in Sunrise Energy and Oaktown Gas, which had an aggregate carrying value of $2.3 million at June 30, 2026. For additional information regarding our investments in Sunrise Energy and Oaktown Gas, see “Item 1. Financial Statements - Note 11. – Equity Method Investments” to our condensed consolidated financial statements.

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include instruments with variable rates. Our primary exposure to variable rates is through our SOFR-indexed credit facilities.

In general, we monitor the interest rate market and determine whether to enter into instruments to protect against increases in the interest rates on our variable-rate debt. From time to time, we may use interest rate swaps, interest rate cap, floor or collar agreements that lock in a maximum interest rate if variable rates rise, but also may allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. We use judgment to determine the appropriate composition of interest rate derivative instruments, taking into account the relative costs and benefits in light of current and expected future market conditions, liquidity issues and other factors. As of June 30, 2026 and December 31, 2025, we did not hold any interest rate derivative instruments.

Weighted Average Variable Interest Rate. At June 30, 2026 and December 31, 2025, the outstanding principal amount of our variable-rate indebtedness aggregated $45.0 million and $30.0 million, respectively, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 7.11% and 8.17%, respectively, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. A 100 basis point increase in SOFR would increase annual interest expense by approximately $0.5 million.

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

We are also exposed to counterparty performance risk under the APA. Our ability to receive the turbine equipment we agreed to purchase, and to recover amounts we paid toward the purchase price, depends on the performance of the Seller and its designated vendors.

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

At June 30, 2026 and December 31, 2025, our exposure to counterparty credit risk included (i) cash and cash equivalents and restricted cash of $34.9 million and $15.4 million, respectively, and (ii) aggregate availability of undrawn debt facilities of $55.3 million and $28.8 million, respectively.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2026, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 12, 2026, except as set forth below.

We entered into a substantial commitment to acquire turbine equipment for which we have not yet secured financing, and our failure to timely obtain financing or perform our obligations under the related agreements could have a material adverse effect on our business, financial condition, and results of operations.

On May 30, 2026, we entered into an Asset Purchase Agreement (the “APA”) with Energy World Corporation Ltd. (the “Seller”) to acquire approximately 460 MW of Siemens gas turbines, generators, a steam turbine, and ancillary equipment for a total purchase price of $350.0 million, plus approximately $100.0 million of additional costs we expect to incur for transportation, refurbishment, insurance, and logistics. As of June 30, 2026, we paid $8.2 million of the purchase price, and we paid an additional $3.0 million subsequent to quarter end. The remaining balance of approximately $338.8 million is expected to become payable in accordance with the APA, with the substantial majority due in connection with delivery of the equipment, which is currently anticipated in the second half of 2026.

This remaining commitment significantly exceeds our total liquidity of $84.2 million as of June 30, 2026. We are evaluating financing alternatives, which may include project-level financing, structured financing arrangements supported by our contracted revenue base, proceeds from long-term offtake agreements, borrowings under our New Credit Facility, and issuances of debt or equity securities. We have not secured commitments for this financing, and there can be no assurance that financing will be available to us on acceptable terms, or at all. If we are unable to obtain sufficient financing on a timely basis, we may be unable to satisfy our payment obligations under the APA, which could result in a breach or default under that agreement, forfeiture of amounts we have already paid, termination of the APA, litigation, and other damages, any of which could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

The turbine equipment we are acquiring is intended to support our proposed expansion of generation capacity through MISO’s ERAS program. Our ability to complete that expansion and to realize the anticipated benefits of the equipment is subject to MISO’s approval of our ERAS application and other construction, permitting, financing, and regulatory contingencies, many of which are outside our control and have not yet been satisfied. If we do not obtain the necessary approvals, or if the expansion project does not otherwise proceed, we may be unable to deploy the equipment as planned, and our alternatives may be limited to selling the project together with the equipment or selling the equipment on a standalone basis, potentially at a loss and on terms less favorable than we currently anticipate.

The turbine equipment must be transported internationally and domestically through a complex, multi-stage logistics process, and delays, damage, or cost overruns in that process could adversely affect the cost, timing, and expected benefits of our planned expansion.

The turbine equipment we are acquiring under the APA is currently located outside the United States and must be transported through a complex, multi-stage logistics process before it can be placed into service, including disassembly and packaging, international ocean shipment to the United States, customs and import clearance, and overland transport to a Siemens facility for inspection and refurbishment, followed by transport to the site of our planned expansion at our Merom Generating Station in Sullivan County, Indiana. The equipment consists of large, heavy, and specialized components that require heavy-lift vessels, specialized rigging and transport equipment, and oversize and overweight load permits, and we will rely on the Seller, its designated vendors, Siemens, and other third-party carriers and logistics providers, whose performance is largely outside our control.

This process is subject to numerous risks, including damage to or loss of the equipment in transit; limited availability of qualified vessels, carriers, and equipment; port congestion and labor disruptions; adverse weather; delays in obtaining export licenses, import clearances, and transport permits; geopolitical events and disruptions to shipping lanes; and the imposition of, or changes in, tariffs, duties, and other trade measures applicable to imports into the United States. The equipment includes long-lead-time components that would be difficult, time-consuming, and costly to repair or replace if damaged or lost in transit. Any insurance we maintain on the equipment during transport may not be sufficient to cover all losses and would not compensate us for delays to our planned expansion.

Our estimate of approximately $100.0 million of transportation, refurbishment, insurance, and logistics costs is based on assumptions regarding, among other things, shipping costs, carrier and equipment availability, tariff and duty rates, permitting timelines, and the scope of refurbishment work required, any of which may prove inaccurate, and actual costs could materially exceed that estimate, increasing the amount of financing we require. In addition, because the substantial majority of the purchase price under the APA becomes payable in connection with delivery of the equipment, delays in the logistics process could affect the timing of our payment obligations and our financing plans. Any material delay, damage, or cost overrun could delay our planned expansion, jeopardize milestones associated with MISO's ERAS program, increase project costs, and impair our ability to realize the anticipated benefits of the equipment, any of which could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2026, all sales and issuances of the Company’s equity securities were registered under the Securities Act of 1933, as amended. Accordingly, during the period covered by this report, the Company did not engage in any unregistered sales of its equity securities that would be required to be disclosed pursuant to Item 701 of Regulation S-K. For a description of the Company’s registered equity issuances during the year, including shares issued under the ATM Program and the CMPO, see Item 1. Financial Statements - Note 15 – “At Market Agreement (“ATM”) and Confidentially Marketed Public Offering (“CMPO”)” to our condensed consolidated financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

See Exhibit 95.1 to this Form 10-Q for a listing of our mine safety violations.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the second quarter of 2026, Heath Lovell, the Company's Chief Operating Officer, adopted a trading arrangement for the sale of shares of the Company's common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934 (a "Rule 10b5-1 trading arrangement"). The arrangement provides for the sale of up to 37,751 shares of the Company's common stock issuable upon the vesting and settlement of restricted stock units, and terminates on the earlier of December 31, 2027 or the completion of all sales under the arrangement.

During the three months ended June 30, 2026, no other director or officer of the Company adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in Item 408(c).

ITEM 6. EXHIBITS

Exhibit No.	Document
10.1	Amendment of 2026 Executive Officer Incentive Plan and Severance Agreements – Chief Legal Officer effective June 8, 2026*++
10.2

Asset Purchase Agreement, dated as of May 30, 2026, by and between Energy World Corporation Ltd. and Hallador Energy Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 2, 2026)

10.3	Severance Agreement, dated June 8, 2026, between Hallador Energy Company and Matthew White (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 11, 2026)++
10.4

Second Amendment to Credit Agreement, dated as of June 25, 2026, among Hallador Energy Company, Texas Capital Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 26, 2026)

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

++ Management Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLADOR ENERGY COMPANY

Date: August 10, 2026	/s/BRENT K. BILSLAND
Brent K. Bilsland, Chairman, President and CEO

Date: August 10, 2026	/s/TODD E. TELESZ
Todd E. Telesz, CFO

Date: August 10, 2026	/s/ERIC VAN DEMAN
Eric Van Deman, CAO